Form 10-Q
period 1996-03-31
ALLBRITTON COMMUNICATIONS CO
filed 1996-05-13
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C.  20549


			--------------------------

				FORM 10-Q

			--------------------------


	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
		     SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER:
     MARCH 31, 1996                                           333-02302


		    ALLBRITTON COMMUNICATIONS COMPANY
	 [Exact name of registrant as specified in its charter]



       DELAWARE                                                 78-180-3105
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                            identification no.)


		      808 SEVENTEENTH STREET, N.W.
				SUITE 300
		       WASHINGTON, DC  20006-3903
		(Address of principal executive offices)


Registrant's telephone number, including area code:  202-789-2130


			--------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes  / /           No /X/


Number of shares of Common Stock outstanding as of March 31, 1996:
20,000 shares.
- -------------------------------------------------------------------------
PAGE

                  ALLBRITTON COMMUNICATIONS COMPANY
			      FORM 10-Q
	     FOR THE QUARTERLY PERIOD ENDED MARCH 31,1996


			    TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:
	 Consolidated Statements of Operations and Retained
	 Earnings for the Three and Six Months Ended March
	 31, 1995 and 1996  . . . . . . . . . . . . . . . . .             1

	 Consolidated Balance Sheets as of September 30, 1995
	 and  March 31, 1996. . . . . . . . . . . . . . . . .             2

	 Consolidated Statements of Cash Flows for the Six
	 Months Ended March 31, 1995 and 1996 . . . . . . . .             3

	 Notes to Interim Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of Results of
	 Operations and Financial Condition . . . . . . . . .             8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .             17

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .             17

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .             20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .             21
PAGE

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



		  ALLBRITTON COMMUNICATIONS COMPANY
    (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
		       (DOLLARS IN THOUSANDS)
			     (UNAUDITED)

						   THREE MONTHS ENDED          SIX MONTHS ENDED
							MARCH 31,                   MARCH 31,
						   ------------------          ----------------
						   1995          1996          1995        1996


Operating revenues, net                            $30,415    $33,812          $70,185  $72,194

Television operating expenses, excluding
    depreciation and amortization                   17,928     21,263           36,632   42,455
Depreciation and  amortization                       1,412      2,293            2,731    3,567
Corporate expenses                                     963      1,358            1,757    2,187
						   -------    -------          -------   ------
						    20,303     24,914           41,120   48,209
						   -------    -------          -------   ------

Operating Income                                    10,112      8,898           29,065   23,985

Nonoperating income (expense)
    Interest income
	  Related party                                541        553            1,100    1,106
	  Other                                         34        673               61      705
    Interest expense                                (5,677)    (8,674)         (10,716) (14,341)
    Other, net                                        (106)      (161)            (203)    (252)
Income before income taxes and
    extraordinary item                               4,904      1,289           19,307   11,203

Provision for income taxes                           2,069        681            8,092    4,495

Income before extraordinary item                     2,835        608           11,215    6,708
Extraordinary loss on early repayment of debt,
    net of related income tax benefit of $5,387                (7,750)                   (7,750)
						   -------    -------          -------   ------
Net income (loss)                                    2,835     (7,142)          11,215   (1,042)

Retained earnings, beginning of period              51,457     69,040           43,077   62,940
Dividend from WSET and WCIV to Westfield                      (18,371)                  (18,371)
Tax benefit distributed                                           (10)                      (10)
						   -------    -------          -------   ------
Retained earnings, end of period                   $54,292    $43,517          $54,292  $43,517
						   =======    =======          =======  =======

	See accompanying notes to interim consolidated financial statements.

				    1
PAGE

		   ALLBRITTON COMMUNICATIONS COMPANY
   (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

		    CONSOLIDATED BALANCE SHEETS
		       (DOLLARS IN THOUSANDS)

											MARCH 31
								  SEPTEMBER 30,           1996
ASSETS                                                                1995            (UNAUDITED)
								  -------------       -----------
Current assets
     Cash and cash equivalents                                    $   3,816           $  25,990
     Accounts receivable, net                                        26,552              29,069
     Program rights                                                  13,594               7,384
     Deferred income taxes                                            1,222               1,208
     State income taxes receivable                                                        1,264
     Other                                                            2,308               4,006
								   --------            --------
	  Total current assets                                       47,492              68,921

Property, plant and equipment, net                                   21,911              35,501
Intangible assets, net                                               20,598             151,845
Deferred financing costs and other                                    4,296              10,628
Deferred income taxes                                                 1,061               1,073
Cash surrender value of life insurance                                3,333               3,237
Program rights                                                          914                 823
								   --------            --------
								  $  99,605           $ 272,028
								   ========            ========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND
     STOCKHOLDER'S INVESTMENT

Current liabilities
     Notes payable                                                 $  7,972
     Accounts payable                                                 2,608            $  2,318
     Accrued interest payable                                         4,475               5,969
     Program rights payable                                          16,565              10,366
     Accrued employee benefit expenses                                2,157               2,059
     Other accrued expenses                                           3,667               5,272
								   --------            --------
	  Total current liabilities                                  37,444              25,984

Long-term debt                                                      189,820             398,352
Program rights payable                                                  975               1,613
Deferred rent and other                                               2,483               2,689
Capital lease obligations                                               931                 939
Accrued employee benefit expenses                                     1,663               1,676
								   --------            --------
								    233,316             431,253
								   --------            --------

Minority interest                                                                         1,285
								   --------            --------

Series A redeemable preferred stock, $1.00 par value,
     200 shares authorized, 105 shares issued and out-
     standing; redemption value $168,000 ($1,600 per share)             168                 168
								   --------            --------
Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized,
	  none issued
     Common stock                                                         1                   1
     Capital in excess of par                                         6,955               6,955
     Retained earnings                                               62,940              43,517
     Distributions to owners, net                                  (203,775)           (211,151)
								   --------            --------
	  Total stockholder's investment                           (133,879)           (160,678)
								   --------            --------
								  $  99,605           $ 272,028
								   ========            ========

	 See accompanying notes to interim consolidated financial statements

				     2
PAGE

	       ALLBRITTON COMMUNICATIONS COMPANY
   (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

		CONSOLIDATED STATEMENTS OF CASH FLOWS
			(DOLLARS IN THOUSANDS)
			      (UNAUDITED)

										    SIX MONTHS ENDED
											MARCH 31,
										    ----------------
										  1995             1996
									       -------          -------
Cash flows from operating activities:
      Net income (loss)                                                        $11,215          $(1,042)
      Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
	 Depreciation and amortization                                           2,731            3,567
	 Other noncash charges                                                     213              377
	 Extraordinary loss on early repayment of debt                                            7,750
	 Provision for doubtful accounts                                           209              231
	 Gain on disposal of assets                                                (33)             (93)
	 Changes in assets and liabilities:
	    (Increase) decrease in assets:
		Accounts receivable                                             (1,774)            (445)
		Program rights                                                   6,301            7,358
		State income taxes receivable                                                    (1,264)
		Other current assets                                               292           (1,684)
		Other noncurrent assets                                           (418)             259
	    Increase (decrease) in liabilities:
		Accounts payable                                                  (627)            (290)
		Accrued interest payable                                          (569)           1,494
		Program rights payable                                          (6,039)          (8,086)
		Accrued employee benefit expenses                                   93              (85)
		Other accrued expenses                                            (387)           1,207
		Deferred rent and other liabilities                                121              206
									      --------         --------
		Total adjustments                                                  113           10,502
									      --------         --------
		    Net cash provided by operating activities                   11,328            9,460
									      --------         --------
Cash flows form investing activities:
      Capital expenditures                                                     (1,532)           (3,023)
      Purchase of option                                                                        (10,000)
      Proceeds from disposal of assets                                             61               194
      Acquisitions, net of cash acquired                                                       (134,303)
									      --------         --------
		Net cash used in investing activities                          (1,471)         (147,132)
									      --------         --------
Cash flows from financing activities:
      Proceeds from issuance of debt                                                            283,625
      Deferred financing costs                                                                   (7,016)
      Extraordinary loss on early repayment of debt                                              (7,750)
      Draws (repayments) under lines of credit, net                             1,500            (5,000)
      Principal payments on long-term debt and capital lease obligations       (1,151)          (78,256)
      Distributions to owners, net of certain charges                         (12,162)          (34,032)
      Repayments of distribution to owners                                      1,146             8,280
      Other                                                                       685                (5)
									     --------          --------
		Net cash (used in) provided by financing activities
									       (9,982)          159,846
									     --------          --------
Net (decrease) increase in cash and cash equivalents                             (125)           22,174
Cash and cash equivalents, beginning of period                                  2,763             3,816
									     --------          --------

Cash and cash equivalents, end of period                                       $2,638           $25,990
									     ========          ========

      See accompanying notes to interim consolidated financial statements

				     3
PAGE

		  ALLBRITTON COMMUNICATIONS COMPANY
       (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)


	     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
			 (DOLLARS IN THOUSANDS)
			      (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the Company), included herein have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1996. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1995 which are contained in the Company's Registration Statement on Form S-4.
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 - CONTRIBUTION OF WSET AND WCIV

The common stock of WSET, Incorporated (WSET) and First Charleston Corp.
(WCIV), which was formerly held by Westfield News Advertiser, Inc. (Westfield), which is wholly-owned by Mr. Joe L. Allbritton, was contributed to the Company on March 1, 1996 (the Contribution). Since the Contribution represents a transfer of assets between entities under common control, the amounts transferred were recorded at historical cost. Further, as the Company, WSET and WCIV were indirectly owned by Mr. Joe L. Allbritton for all periods in which the consolidated financial statements are presented, the Company's consolidated financial statements have been retroactively restated to reflect the Contribution.

In connection with the Contribution, WSET and WCIV declared non-cash dividends to Westfield in the amount of $18,371, which represented the


				     4
PAGE
cumulative net advances made by WSET and WCIV as of the date of the Contribution.


NOTE 3 - LONG-TERM DEBT

On February 6, 1996, the Company completed a $275,000 offering of 9.75% Senior Subordinated Debentures due 2007 (Debentures) at a discount of $1,375. A portion of the proceeds of the offering were used to finance the acquisitions of the assets and certain liabilities of WHTM-TV, Inc. (WHTM) and the assets and certain liabilities of WCFT-TV (WCFT) (collectively, the Acquisitions), to repay amounts borrowed to purchase an option to purchase the assets of RKZ, Inc., and, in connection with the transactions by which WSET and WCIV became wholly-owned subsidiaries of the Company, to make a cash advance of $6,600 to Westfield which enabled Westfield to repay certain indebtedness as to which WSET was a guarantor. In addition, the Company used a portion of the proceeds from the sale of the Debentures to repay approximately $63,500 of long-term debt which was outstanding under Secured Promissory Notes with two institutional investors, and to repay approximately $3,204 and $8,000 which was outstanding under a term loan and a revolving line of credit, respectively.
A prepayment penalty on the early repayment of the Secured Promissory Notes and the accelerated amortization of the related unamortized deferred financing costs totaled $13,137, before applicable income tax benefit of $5,387. This loss is reflected as an extraordinary loss of $7,750 in the interim consolidated statements of operations for the three and six months ended March 31, 1996.

On April 16, 1996, the Company executed a new working capital facility (Senior Credit Facility) which permits borrowings up to $40,000 and matures in 2001. The Senior Credit Facility replaces a $10,000 revolving line of credit that expired on March 31, 1996.

NOTE 4 - ACQUISITIONS

On March 1, 1996, the Company, through its 80%-owned subsidiary, Harrisburg Television, Inc., completed its acquisition of the assets and certain liabilities of WHTM, a television station serving the Harrisburg-York-Lancaster-Lebanon, Pennsylvania television market, for
$115,303 plus expenses. On March 15, 1996, the Company, through its 80%-owned subsidiary, TV Alabama, Inc., completed its acquisition of the assets and certain liabilities of WCFT, a television station serving the Tuscaloosa, Alabama television market, for $20,000 plus expenses. The RLA Revocable Trust, created for the benefit of Robert Lewis Allbritton, owns 20% of Harrisburg Television, Inc. and TV Alabama, Inc., respectively. Robert Allbritton is a director and officer of the Company and is the son of Joe L. Allbritton, Chairman of the Board of Directors of the Company. The Acquisitions were accounted for as purchases and accordingly, the cost of the acquired entities was assigned to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values at the respective dates of the purchases. Accordingly, the results of operations of WHTM are included in the Company's interim consolidated financial statements since March 1, 1996, and the results of operations of WCFT are included in the Company's interim


				     5
PAGE
consolidated financial statements since March 15, 1996.   Amounts recorded as
intangible assets relating to these acquisitions principally represent amounts for broadcast licenses and network affiliations. Such amounts are being amortized over forty years.

The following pro forma summary presents the consolidated results of operations of the Company for the six months ended March 31, 1995 and 1996 as if the offering of the Debentures and the application of the net proceeds thereof, (including the Acquisitions) had occurred at the beginning of the respective periods.

					      SIX MONTHS ENDED MARCH 31,
					      --------------------------
						  1995         1996
						--------     --------
Operating revenues, net                          $82,108      $81,554
Income before extraordinary item                   5,612        3,944
Net loss                                          (2,138)      (3,806)

NOTE 5 - LOCAL MARKETING AGREEMENT AND ASSOCIATED OPTION

On December 29, 1995, the Company entered into a ten-year local marketing agreement (LMA) with RKZ, Inc., which owns WJSU-TV (WJSU), a television station currently operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from all advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to RKZ, Inc. The operating revenues and expenses of WJSU are therefore included in the Company's interim
consolidated financial statements since December 29, 1995.   In connection with
the LMA, the Company also entered into an option (Option) to purchase the assets of WJSU. The Option was provided to the Company in exchange for $10,000 and is exercisable over a ten-year period for an additional $2,000 upon a change in current regulations or a waiver permitting common ownership of WCFT and WJSU. The Option also requires additional consideration of up to $7,000 in the event of specified events. The Company paid for the Option using the proceeds of a $10,000 loan made in December 1995 from an unrelated financial institution. The Company subsequently assigned the LMA and the Option to its 80%-owned subsidiary, TV Alabama, Inc. This loan was repaid using a portion of the proceeds from the sale of the Debentures. The cost of the Option is included in intangible assets in the Company's balance sheet at March 31, 1996, and is being amortized over ten years, the term of the Option and the LMA.

NOTE 6 - TRANSACTIONS WITH OWNERS

In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. Prior to the Contribution, WSET and WCIV made cash advances to Westfield, and Westfield repaid certain of such advances. Because at present, the primary source of repayment of the net advances from


				     6
PAGE
the Company is through the ability of the Company to pay dividends or make other distributions to Perpetual, and there is no immediate intent for these amounts to be repaid, such amounts have been treated as a reduction of Stockholder's investment and described as "distributions" in the Company's consolidated balance sheets. The following summarizes these and certain other transactions:

							SIX MONTHS ENDED MARCH 31,
							--------------------------
							      1995         1996
							  --------     --------
Distributions to owners, beginning of period              $186,995     $203,775

   Cash advances                                            18,771       34,042
   Repayment of cash advances                               (1,146)      (8,280)
   Charge for income taxes                                  (6,609)
   Other, net                                                 (685)         (15)
   Dividends declared by WSET and WCIV                                  (18,371)
							  --------     --------

Distributions to owners, end of period                    $197,326     $211,151
							  ========     ========

Weighted average amount of non-interest bearing
   advances outstanding during the period                 $175,870     $192,318
							  ========     ========


In connection with the transactions by which the Contribution was consummated, WSET and WCIV declared non-cash dividends to Westfield in the amount of $18,371, which represent the cumulative net advances made from WSET and WCIV to Westfield as of the date of the Contribution. The dividend has, therefore, been reflected as a reduction to retained earnings and distributions to owners during the six months ended March 31, 1996.



				     7
PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Allbritton Communications Company (the Company) owns and operates seven network-affiliated television stations: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa,
Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and
WCFT in Tuscaloosa, Alabama. The consolidated financial statements and consolidated financial data included herein include the amounts for the television stations listed above, with amounts for WHTM and WCFT included only since March 1, 1996 and March 15, 1996, respectively, the dates in which the acquisitions of the assets of those entities were completed. The Company also operates WJSU, a network affiliated television station in Anniston, Alabama, pursuant to a local marketing agreement (LMA) with its owner which was entered into on December 29, 1995. The consolidated financial statements and consolidated financial data include only operating revenues and certain operating expenses for WJSU since December 29, 1995, pursuant to the terms of the LMA.

The common stock of WSET and WCIV, which was formerly held by Westfield News
Advertiser ("Westfield"), which is wholly-owned by Mr. Joe L. Allbritton, was contributed to the Company on March 1, 1996 (the "Contribution"). Since the
Contribution represents a transfer of assets between entities under common control, the amounts transferred were recorded at historical cost. Further, as the Company, WSET and WCIV were indirectly owned by Mr. Joe L. Allbritton for all periods in which the consolidated financial statements are presented, the Company's consolidated financial statements and consolidated financial data have been retroactively restated to reflect the Contribution.

The operating revenues of the Company are derived from local and national advertisers and, to a much lesser extent, from the networks and program syndicators for the broadcast of programming and from commercial production and tower rental activities. The primary operating expenses involved in operating television stations are employee compensation, programming, news gathering, production, promotion and the solicitation of advertising.

Television stations receive revenues for advertising sold for placement within and adjoining locally originated programming and adjoining their network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured principally by quarterly audience surveys. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the markets served and the availability of alternative advertising media in the market areas. Rates are highest during the most desirable viewing hours
(generally during local news programming and prime time), with corresponding reductions during other hours.

The Company's advertising revenues are generally highest during the first and third quarters of each fiscal year, due in part to increases in retail advertising leading up to and including the holiday season and active advertising in the spring. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during the Company's first fiscal quarter.

NEW STATIONS

In March 1996, the Company, through its 80%-owned subsidiaries Harrisburg
Television, Inc. and TV Alabama, Inc., acquired the assets and assumed certain liabilities of WHTM and WCFT, respectively. The Company paid approximately
$115,303,000 in connection with the March 1, 1996 acquisition of WHTM, including $2,303,000 paid pursuant to an option to purchase certain outstanding accounts receivable of WHTM, and $20,000,000 in connection with the March 15, 1996 acquisition of WCFT. The Company's consolidated results of operations include the results for WHTM since March 1, 1996 and the results of operations for WCFT since March 15, 1996. The purchase method was used to account for the acquisitions.


				     8
PAGE

On December 29, 1995, the Company entered into a ten-year LMA with RKZ, Inc., which owns WJSU-TV ("WJSU"), a television station currently operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from all advertising sales. In exchange, the Company pays certain station operating expenses and certain management fees to RKZ, Inc. The operating revenues and expenses of WJSU are therefore included in the Company's interim consolidated financial statements since December 29, 1995.

In connection with the LMA, the Company also entered into an option (the
"Option") to purchase the assets of WJSU. The Option was provided to the Company in exchange for $10,000,000 and is exercisable over a ten-year period for an additional $2,000,000 upon a change in current regulations or a waiver of rules of the Federal Communications Commission prohibiting common ownership of WCFT and WJSU. The Option also provides for additional consideration of up to $7,000,000 in the event of specified events.

WHTM, WCFT and WJSU, collectively, are referred to throughout as "New
Stations."

RESULTS OF OPERATIONS

Set forth below are selected consolidated financial data for the three and six months ended March 31, 1996 and 1995 in actual dollars and as a percentage of net operating revenues:


					   THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,
					  ------------------------------       ------------------------------
					   1995      %      1996      %         1995      %       1996      %
					  ------  ------   ------  ------      ------  ------    ------  ------
								(Dollars in thousands)
Operating Revenues, net                  $30,415   100.0  $33,812  100.0      $70,185   100.0   $72,194   100.0
Television Operating Expenses,
     Excluding Depreciation and
     Amortization                         17,928    59.0   21,263   62.9       36,632    52.2    42,455    58.8
Depreciation and Amortization              1,412     4.6    2,293    6.8        2,731     3.9     3,567     4.9
Corporate Expenses                           963     3.2    1,358    4.0        1,757     2.5     2,187     3.1
					  ------   -----   ------  -----       ------   -----    ------   -----
Operating Income                         $10,112    33.2   $8,898   26.3      $29,065    41.4   $23,985    33.2
					  ======   =====   ======  =====       ======   =====    ======   =====

NET OPERATING REVENUES

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and six months ended March 31, 1995 and 1996, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:


				     9
PAGE

					THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,
				      --------------------------------       ---------------------------------
				      1995       %      1996      %         1995      %       1996         %
				      ------   ------   ------  ------      ------  ------    ------   ------
							       (Dollars in thousands)
Local/Regional (1)                   $14,834    47.4   $16,279    46.6     $33,041    45.8    $35,323    47.4
National (2)                          13,577    43.4    13,797    39.5      29,314    40.6     30,200    40.5
Network Compensation (3)                 667     2.1     1,979     5.7       1,291     1.8      2,572     3.5
Political (4)                             41      .1       316      .9       3,172     4.4        720     1.0
Trade & Barter (5)                     1,433     4.6     1,691     4.8       3,036     4.2      3,310     4.4
Other Revenue (6)                        753     2.4       898     2.5       2,311     3.2      2,400     3.2
				      ------   -----    ------   -----      ------   -----     ------   -----
Broadcast Revenues                    31,305   100.0    34,960   100.0      72,165   100.0     74,525   100.0
Fees (7)                              (1,141)  =====    (1,244)  =====      (2,394)  =====     (2,561)  =====
Broadcast Revenue
Net of Fees (8)                       30,164            33,716              69,771             71,964
Non-Broadcast Revenue                    251                96                 414                230
				      ------            ------              ------             ------
Total Operating Revenue              $30,415           $33,812             $70,185            $72,194
				      ======            ======              ======             ======

<F1> (1)  Represents sale of advertising time to local and regional advertisers or agencies representing such
	  advertisers.
<F2> (2)  Represents sale of advertising time to agencies representing national advertisers.
<F3> (3)  Represents payment by networks for broadcasting or promoting network programming.
<F4> (4)  Represents sale of advertising time to political advertisers.
<F5> (5)  Represents value of commercial time exchanged for goods and services (trade) or syndicated programs
	  (barter).
<F6> (6)  Represents miscellaneous revenue, principally receipts from tower rental, production of commercials
	  and revenue from the sales of University of Arkansas sports programming to advertisers and radio
	  stations.
<F7> (7)  Represents fees paid to national sales representatives and fees paid for music licenses.
<F8> (8)  Represents revenues from program syndication sales and other miscellaneous non-broadcast revenues.

Net operating revenues for the three months ended March 31, 1996 totaled $33,812,000, an increase of $3,397,000, or 11.2%, when compared to net operating revenues of $30,415,000 for the three months ended March 31, 1995. This increase is attributable to a $1,445,000 increase in local/regional advertising and $1,312,000 increase in network compensation.


Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing close to 90% of the Company's total broadcast revenues in the periods presented. Although the total percentage contribution of local/regional and national advertising has been relatively constant, the growth rate of local/regional and national advertising revenues varies based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets.

Local/regional advertising revenues increased 9.7% and 6.9% during the three and six months ended March 31, 1996, respectively, versus the comparable periods in fiscal 1995, while national advertising revenues increased 1.6% and 3.0% during the same respective periods. The increase in local/regional advertising revenues for the three months ended March 31, 1996 versus the three months ended March 31, 1995 is largely attributable to $1,402,000 of local/regional advertising revenue generated by the New Stations. The local/regional advertising revenues for the six months ended March 31, 1996 increased by $2,282,000 over the six months ended March 31, 1995 due to the $1,402,000 generated by the New Stations as discussed above, coupled with increased local/regional advertising revenue in the Tulsa and Little Rock markets which management attributes to certain changes in the competitive environment


				     10
PAGE
and an increase in total market revenues. Local/regional advertising revenue in the Company's remaining markets remained relatively consistent with prior period amounts.

National advertising revenue increased $220,000 and $886,000 for the three and six months ended March 31, 1996 over comparable periods in the prior year. The quarterly increase is a result of additional national advertising revenue of approximately $872,000 for the New Stations, offset by a weakening of the Washington, DC market for national advertisers.

Political revenue, which comprised 4.4% of the Company's total operating revenues during the six months ended March 31, 1995, decreased by $2,452,000, or 77.3%, during the six months ended March 31, 1996 versus the six months ended March 31, 1995 due primarily to various high-profile political races in the Washington, DC metropolitan area as well as in Little Rock and Tulsa in November 1994 with no comparable political elections occurring in November 1995.

The increase in network compensation is primarily attributable to a retroactive provision in certain of the new affiliation agreements with the ABC network, which were executed in March 1996.

The net operating revenue increase of $2,009,000, or 2.9%, to $72,194,000 for the six months ended March 31, 1996 as compared to $70,185,000 for the same period in the prior year is attributable to $2,452,000 in net operating revenue contributed by the New Stations, other factors discussed above in the second fiscal quarter, offset by a decrease in political advertising revenue of $2,452,000 compared to the political revenue during the same period in the prior year.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or six months ended March 31, 1996 or 1995.

TOTAL OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 1996 totaled $24,914,000, an increase of $4,611,000, or 22.7%, compared to total operating expenses of $20,303,000 for the three month period ended March 31, 1995. Television operating expenses (before depreciation, amortization, and corporate expenses) totaled $21,263,000 for the three months ended March 31, 1996, an increase of $3,335,000, or 18.6%, compared to $17,928,000 for the three months ended March 31, 1995. Television operating expenses of the New Stations accounted for approximately 50% of the increase. The remaining increase in television operating expenses was due to general increases in sales, programming and news expenses. The increase in sales expense was primarily associated with the increased compensation expense, rights fees and production expenses associated with the sale of University of Arkansas sport programming to local radio stations by KATV, referred to by the Company as the Arkansas Razorback Sports Network. The increase in programming expense relates to an increase in programming costs under certain long-term program contracts primarily at


				     11
PAGE

WJLA, KATV and WSET. The increase in news expense was primarily due to increased staffing which resulted in higher compensation expense.

Total operating expenses for the six months ended March 31, 1996 totaled $48,209,000, an increase of $7,089,000, or 17.2%, compared to the $41,120,000 for the six months ended March 31, 1995. Television operating expenses (before depreciation, amortization and corporate expenses) totaled $42,455,000 for the six months ended March 31, 1996, an increase of $5,823,000, or 15.9%, compared to $36,632,000 for the six months ended March 31, 1995. The increase in television operating expenses is due to the aforementioned reasons plus increased promotion expense, primarily attributable to WJLA.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense of $2,293,000 for the three months ended March 31, 1996 increased $881,000, or 62.4%, due principally to the increased amount of depreciable assets and intangible assets primarily attributable to the acquisitions of WHTM and WCFT. Depreciation and amortization expense of $3,567,000 for the six months ended March 31, 1996 increased $836,000, or 30.6%, compared to $2,731,000 for the six months ended March 31, 1995 principally for the same reasons.

CORPORATE EXPENSES

Corporate expenses of $1,358,000 for the three months ended March 31, 1996 increased $395,000, or 41.0%, compared to $963,000 for the three months ended March 31, 1995. The increase was due to increases in various expenses including legal, consulting, and compensation. The increase in legal and consulting expenses is attributable to acquisition initiatives subsequently not pursued. Corporate expenses of $2,187,000 for the six months ended March 31, 1996 increased $430,000, or 24.5%, over the same period in the prior year primarily for the same reasons.

OPERATING INCOME

For the three months ended March 31, 1996, operating income of $8,898,000 decreased $1,214,000, or 12.0%, when compared to operating income of $10,112,000 for the three months ended March 31, 1995. The decrease was due primarily to increased revenue offset by increased operating, depreciation and amortization expense, and corporate expenses as discussed above.

Operating income of $23,985,000 for the six months ended March 31, 1996 decreased $5,080,000, or 17.5%, when compared to operating income of $29,065,000 for the six months ended March 31, 1995. The decrease in operating income was due to increased revenue offset by increased operating, depreciation and amortization expense, and corporate expenses as discussed above. The New Stations had no significant impact on operating income as increased revenue was offset by operating expenses.


				     12
PAGE

OTHER NON-OPERATING EXPENSES

Interest expense of $8,674,000 for three months ended March 31, 1996 increased $2,997,000, or 52.8%, as compared to $5,677,000 for the three month period ended March 31, 1995. Approximately $2,756,000 of this increase is due to the incremental interest expense associated with the issuance of the Company's $275,000,000 9.75% Senior Subordinated Debentures due 2007 (the "Debentures") on February 6, 1996. The Company used the proceeds from the sale of the Debentures to finance the acquisitions of WHTM and WCFT and the cost of the Option, as well as to repay approximately $75,000,000 of existing indebtedness. The early repayment of certain of this debt required a prepayment penalty of $12,934,000, which resulted in the Company incurring a loss, net of the related income tax benefit, of $7,750,000 which is included as an extraordinary item in the Company's interim financial statements. Interest income of $1,226,000 for the three months ended March 31, 1996 increased $651,000, or 113.2%, as compared to interest income of $575,000 for the three months ended March 31, 1995. The increase is primarily due to approximately $492,000 in investment interest earned from investing excess proceeds from the sale of the Debentures during the months of February and March of 1996.

Interest expense for the six months ended March 31, 1996 was $14,341,000, an increase of $3,625,000, or 33.8%, as compared to $10,716,000 for the six month period ended March 31, 1995. The increase is attributable to increased interest expense from the issuance of the Debentures as discussed above, together with higher average debt balances and interest rates in the first quarter of fiscal 1996 compared to the same period in the prior year. The weighted average balances of debt were $197,845,000 and $260,316,000 for the six months ended March 31, 1995 and 1996, respectively, and the weighted average interest rate on debt was 11.2% and 10.8% for the six months ended March 31, 1995 and 1996, respectively.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 1996 totaled $681,000, a decrease of $1,388,000, or 67.1%, when compared to the provision for income taxes of $2,069,000 for the three months ended March 31, 1995. The decrease is directly attributable to the $3,615,000, or 73.7%, decrease in income before income taxes and extraordinary item which declined for reasons previously discussed.

For the six months ended March 31, 1996, the provision for income taxes decreased $3,597,000, or 44.5%, due to a $8,104,000, or 42.0%, decrease in income before income taxes and extraordinary item, the factors for which have been described above.

NET LOSS

The net loss for the three months ended March 31, 1996 was $7,142,000 compared to net income of $2,835,000 for the three months ended March 31,


				     13
PAGE

1995, a decrease of $9,977,000, or 351.9%. The decrease results from a decrease in income from operations of $1,214,000, increase in interest expense of $2,997,000, increase in interest income of $651,000, decrease in income taxes of $1,388,000, and the extraordinary charge for early repayment of debt, net of tax benefit, of $7,750,000.

For the six months ended March 31, 1996, the Company recorded a net loss of $1,042,000 compared to net income of $11,215,000 for the six month period ended March 31, 1995, a decrease of $12,257,000, or 109.3%. This decrease in net income is attributed primarily to a decrease in income from operations of $5,080,000, increase in interest expense of $3,625,000, increase in interest income of $650,000, decrease in income taxes of $3,597,000, and the extraordinary charge for early repayment of debt, net of tax benefit, of $7,750,000.

BALANCE SHEET

Significant balance sheet fluctuations from September 30, 1995 to March 31, 1996 consist of increased cash and cash equivalents, accounts receivable, property, plant and equipment, intangible assets, deferred financing costs and long-term debt, offset by decreases in notes payable, program rights and program rights payable. The increase in cash and cash equivalents of $22,174,000, or 581.1%, is due to the cash remaining for capital expenditures and working capital purposes from the proceeds of the Debenture offering. The increase in accounts receivable of $2,517,000, or 9.5%, is a result of seasonal fluctuations in local/regional and national advertising revenue and the purchase of the outstanding accounts receivable of WHTM at March 1, 1996. The increase in property, plant and equipment, net of $13,590,000 and intangible assets of $131,247,000 are a result of the acquisitions of WHTM and WCFT. The increase in deferred financing costs of $6,332,000 and long-term debt of $208,532,000 as well as the decrease in notes payable of $7,972,000 result from the $275,000,000 offering of Debentures. The decrease in program rights and program rights payable of $6,301,000 and $5,561,000, respectively, are a result of program contracts assumed in the acquisitions of WHTM and WCFT, offset by six months of amortization of program rights and six months of payments of program contracts payable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's cash and cash equivalents aggregated $25,990,000, and the Company had an excess of current assets over current liabilities of $42,937,000.

CASH PROVIDED BY OPERATIONS.    The Company's  principal source of working
capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flows, the Company generated net cash from operations of $11,328,000 and $9,460,000 during the six months ended March 31, 1995 and 1996, respectively.


				   14
PAGE

SALE OF DEBENTURES AND USE OF PROCEEDS. On February 6, 1996, the Company completed the $275,000,000 offering of the Debentures at a discount of $1,375,000. Principal is payable at maturity.

The proceeds from the offering of the Debentures were used to finance the acquisitions of WHTM, $115,303,000, and WCFT, $20,000,000, and the cost of the Option, $10,000,000, as well as to repay certain other indebtedness. Additionally, in connection with the Contribution on March 1, 1996, the Company made a cash advance of $6,600,000 to Westfield News Advertiser, Inc., an
affiliate, to repay certain indebtedness of which WSET was a guarantor.   The
Company repaid approximately $63,500,000 of debt which was outstanding under Secured Promissory Notes with two institutional investors, plus paid a related prepayment penalty of $12,934,000, incurring a related loss, net of income tax benefit, of $7,750,000 on the early repayment. The Company also repaid $3,204,000 outstanding under a term loan and $8,000,000 outstanding under a revolving line of credit. The remaining net proceeds were retained by the Company for working capital and general corporate purposes.

As a result of these transactions, the Company's total debt, including the current portion of long-term debt, increased from $195,518,000 at September 30, 1995 to $399,485,000 at March 31, 1996. This debt, net of applicable discounts, consists of $124,727,000 of 11.5% Senior Subordinated Debentures due 2004, $273,625,000 of the 9.75% Debentures, and $1,133,000 of capital lease obligations.

SENIOR CREDIT FACILITY. On April 16, 1996, the Company executed a new $40,000,000 working capital facility (the "Senior Credit Facility") with a group of three banks. The Senior Credit Facility matures on April 16, 2001 and is secured by the stock of the Company and its subsidiaries. This Senior Credit Facility replaces a $10,000,000 working capital facility which expired on March 31, 1996.

TRANSACTIONS WITH OWNERS. For the six months ended March 31, 1995 and 1996, the Company made cash advances to owners net of repayments and certain charges totaling $10,331,000 and $25,747,000, respectively. The Company periodically
makes advances in the form of distributions to Perpetual.   At present, the
primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to Perpetual, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's investment and described as "distributions" in the Company's consolidated financial statements.

In conjunction with the contribution of the common stock of WSET and WCIV to the Company on March 1, 1996, WSET and WCIV declared non-cash dividends to Westfield totaling $18,371,000. Such dividends represented the cumulative net advances made to Westfield by WSET and WCIV as of the date of the Contribution.


				     15
PAGE

Stockholder's deficit amounted to $160,678,000 at March 31, 1996, a decrease of $26,799,000, or 20%, from the September 30, 1995 deficit of $133,879,000.
The decrease is primarily due to a net loss for the period of $1,042,000, a net increase in distributions to owners of $25,747,000, and the tax benefit distributed of $10,000.

OTHER USES OF CASH. Management estimates that capital expenditures for fiscal year 1996 will approximate $21,900,000. Such amounts include $18,500,000 relating to the completion of facilities for TV Alabama, Inc. During the six months ended March 31, 1995 and 1996, capital expenditures totaled $1,532,000 and $3,023,000, respectively. The increase in capital expenditures during the six months ended March 31, 1996 is principally attributable to facility construction-in-process and fixed asset additions in Alabama to begin consolidation of the operations of WCFT and WJSU.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. For the six months ended March 31, 1996, the Company made cash payments of $5,286,000 for the rights to television programs.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under the credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

		  The Company is from time to time a defendant in various lawsuits which arise in the ordinary course of business. The management of the Company does not believe that any such currently pending or threatened litigation is likely to have a material adverse effect on the business or financial condition of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

		  A.        EXHIBITS

		  3.1 Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March
			    12, 1996.)


				     16
PAGE

		  3.2       Bylaws of ACC.  (Incorporated by
			    reference to Exhibit 3.2 of Registrant's
			    Registration Statement on Form S-4, No.
			    333-02302, dated March 12, 1996.)


		  4.1 Indenture dated as of February 6, 1996 between ACC and State Street Bank and Trust Company, as Trustee, relating to the Debentures. (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)


		  4.2       Indenture dated as of August 26, 1992
			    between ACC and the First National
			    Bank of Boston, as Trustee, relating to
			    11 1/2% Senior Subordinated Debentures
			    due 2004. (Incorporated by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)


		  4.3       Form of 9 3/4% Series B Senior
			    Subordinated Debentures due 2007.
			    (Incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March
			    12, 1996.)


		  4.4 Revolving Credit Agreement dated as of April 16, 1995 by and among Allbritton Communications Company certain Banks, and The First National Bank of Boston, as agent.


		  10.1 Registration Rights Agreement by and among ACC, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
			    Incorporated and Salomon Brothers, Inc., dated February 6, 1996. (Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)


		  10.2      Network Affiliation Agreement (WHTM-
			    TV, Inc.).  (Incorporated by reference to
			    Exhibit 10.3 of Registrant's Pre-effective
			    Amendment No. 2 to Registration
			    Statement on Form S-4, dated May 2,
			    1996.)


		  10.3 Network Affiliation Agreement (WCIV). (Incorporated by reference to Exhibit 10.4 of Registrant's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)


				     17
PAGE

		  10.4      Network Affiliation Agreement (WSET-
			    TV).  (Incorporated by reference to
			    Exhibit 10.5 of Registrant's Pre-effective
			    Amendment No. 1 to Registration
			    Statement on Form S-4, dated April 22,
			    1996.)


		  10.5      Network Affiliation Agreement (WJLA-
			    TV).  (Incorporated by reference to
			    Exhibit 10.6 of Registrant's Pre-effective
			    Amendment No. 1 to Registration
			    Statement on Form S-4, dated April 22,
			    1996.)


		  10.6 Network Affiliation Agreement (KATV Television, Inc.). (Incorporated by reference to Exhibit 10.7 of Registrant's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)


		  10.7 Network Affiliation Agreement (KTUL Television, Inc.). (Incorporated by reference to Exhibit 10.8 of Registrant's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)


		  10.8      Network Affiliation Agreement (WCFT-
			    TV and WJSU-TV).  (Incorporated by
			    reference to Exhibit 10.9 of Registrant's
			    Pre-effective Amendment No. 1 to
			    Registration Statement on Form S-4,
			    dated April 22, 1996.)


		  10.9 Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, Inc., ACC and Allnewsco, Inc., as amended.
			    (Incorporated by reference to Exhibit
			    10.9 of Registrant's Registration
			    Statement on Form S-4, No. 333-02302,
			    dated March 12, 1996.)


		  10.10 Time Brokerage Agreement dated as of December 21, 1995 by and between RKZ Television, Inc. and ACC. (Incorporated by reference to Exhibit 10.11 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March
			    12, 1996.)


		  10.11     Option Agreement dated December 21,
			    1995 by and between ACC and RKZ
			    Television, Inc.  (Incorporated by
			    reference to Exhibit 10.12 of, Registrant's
			    Statement on Form S-4, No. 333-02302,
			    dated March 12, 1996.)


				     18
PAGE

		  10.12 Assignment and Assumption Agreement dated as of February 1, 1996 by and between ACC, Allfinco, Inc. and TV Alabama Inc. (Incorporated by reference to Exhibit 10.13 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)


		  10.13     Master Lease Finance Agreement dated
			    as of August 10, 1994 between
			    BancBoston Leasing, Inc. and ACC, as
			    amended.  (Incorporated by reference to
			    Exhibit 10.16 of Registrant's Registration
			    Statement on Form S-4, No. 333-02302,
			    dated March 12, 1996.)


		  10.14     Representation Agreement dated as of
			    July 1, 1995 by and between 78 inc. and
			    WJLA-TV.  (Incorporated by reference to
			    Exhibit 10.17 of Registrant's Registration
			    Statement on Form S-4, No. 333-02302,
			    dated March 12, 1996.)

		  27.       Financial Data Schedule

		  b.        Reports on Form 8-K

			    No reports on Form 8-K were filed during the quarter.


				     19
PAGE

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					ALLBRITTON COMMUNICATIONS COMPANY
						   (Registrant)




	MAY 13, 1996                         /S/LAWRENCE I. HEBERT
	Date                                 Name: Lawrence I. Hebert
					     Title: President



					     /S/ HENRY D. MORNEAULT
	MAY 13, 1996                         NAME: HENRY D. MORNEAULT
	Date                                 Title: Chief Financial Officer




				     20
PAGE

                                    EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION OF EXHIBIT                 PAGE NO.

3.1            Certificate of Incorporation of ACC.  (Incorporated
	       by reference to Exhibit 3.1 of Registrant's
	       Registration Statement on Form S-4, No. 333-02302,
	       dated March 12, 1996.)                                    *

3.2            Bylaws of ACC.  (Incorporated by reference to
	       Exhibit 3.2 of Registrant's Registration Statement
	       on Form S-4, No. 333-02302, dated March 12, 1996.)        *

4.1            Indenture dated as of February 6, 1996 between
	       ACC and State Street Bank and Trust Company, as
	       Trustee, relating  to the Debentures.  (Incorporated
	       by reference to Exhibit 4.1 of Registrant's
	       Registration Statement on Form S-4, No. 333-02302,
	       dated March 12, 1996.)                                    *

4.2            Indenture dated as of August 26, 1992 between ACC
	       and the First National Bank of Boston, as Trustee,
	       relating to 11 1/2% Senior Subordinated Debentures
	       due 2004.  (Incorporated by reference to Exhibit 4.2
	       of Registrant's Registration Statement on Form S-4,
	       No. 333-02302, dated March 12, 1996.)                     *

4.3            Form of 9.75% Series B Senior Subordinated
	       Debentures due 2007.  (Incorporated by reference to
	       Exhibit 4.4 of Registrant's Registration Statement
	       on Form S-4, No. 333-02302, dated March 12, 1996.)        *

4.4            Revolving Credit Agreement dated as of April 16,
	       1995 by and among Allbritton Communications
	       Company certain Banks, and The First National
	       Bank of Boston, as agent.

10.1           Registration Rights Agreement by and among ACC,
	       Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
	       & Smith Incorporated and Salomon Brothers, Inc.,
	       dated February 6, 1996.  (Incorporated by reference
	       to Exhibit 10.1 of Registrant's Registration
	       Statement on Form S-4, No. 333-02302, dated
	       March 12, 1996.)                                          *

10.2           Network Affiliation Agreement (WHTM-TV, Inc.).
	       (Incorporated by reference to Exhibit 10.3 of
	       Registrant's Pre-effective Amendment No. 2 to
	       Registration Statement on Form S-4, dated May 2,
	       1996.)                                                    *


				     21
PAGE

10.3           Network Affiliation Agreement (WCIV).
	       (Incorporated by reference to Exhibit 10.4 of
	       Registrant's Pre-effective Amendment No. 1 to
	       Registration Statement on Form S-4, dated April 22,
	       1996.)                                                    *

10.4           Network Affiliation Agreement (WSET-TV).
	       (Incorporated by reference to Exhibit 10.5 of
	       Registrant's Pre-effective Amendment No. 1 to
	       Registration Statement on Form S-4, dated April 22,
	       1996.)                                                    *

10.5           Network Affiliation Agreement (WJLA-TV).
	       (Incorporated by reference to Exhibit 10.6 of
	       Registrant's Pre-effective Amendment No. 1 to
	       Registration Statement on Form S-4, dated April 22,
	       1996.)                                                    *

10.6           Network Affiliation Agreement (KATV Television,
	       Inc.). (Incorporated by reference to Exhibit 10.7 of Registrant's Pre-effective Amendment No. 1 to
	       Registration Statement on Form S-4, dated April 22,
	       1996.)                                                    *

10.7           Network Affiliation Agreement (KTUL Television,
	       Inc.). (Incorporated by reference to Exhibit 10.8 of Registrant's Pre-effective Amendment No. 1 to
	       Registration Statement on Form S-4, dated April 22,
	       1996.)                                                    *

10.8           Network Affiliation Agreement (WCFT-TV and
	       WJSU-TV).  (Incorporated by reference to Exhibit
	       10.9 of Registrant's Pre-effective Amendment No. 1
	       to Registration Statement on Form S-4, dated April
	       22, 1996.)                                                *

10.9           Tax Sharing Agreement effective as of September
	       30, 1991 by and among Perpetual Corporation, Inc.,
	       ACC and Allnewsco, Inc., as amended.
	       (Incorporated by reference to Exhibit 10.9 of
	       Registrant's Registration Statement on Form S-4,
	       No. 333-02302, dated March 12, 1996.)                     *

10.10          Time Brokerage Agreement dated as of December
	       21, 1995 by and between RKZ Television, Inc. and
	       ACC. (Incorporated by reference to Exhibit 10.11 of Registrant's Registration Statement on Form S-4,
	       No. 333-02302, dated March 12, 1996.)                     *


				     22
PAGE

10.11          Option Agreement dated December 21, 1995 by and
	       between ACC and RKZ Television, Inc.
	       (Incorporated by reference to Exhibit 10.12 of
	       Registrant's Registration Statement on Form S-4,
	       No. 333-02302, dated March 12, 1996.)                     *

10.12          Assignment and Assumption Agreement dated as of
	       February 1, 1996 by and between ACC, Allfinco, Inc.
	       and TV Alabama Inc.  (Incorporated by reference to
	       Exhibit 10.13 of Registrant's Registration Statement
	       on Form S-4, No. 333-02302, dated March 12, 1996.)        *

10.13          Master Lease Finance Agreement dated as of
	       August 10, 1994 between BancBoston Leasing, Inc.
	       and ACC, as amended. (Incorporated by reference to
	       Exhibit 10.16 of Registrant's Registration Statement
	       on Form S-4, No. 333-02302, dated March 12, 1996.)        *

10.14          Representation Agreement dated as of July 1, 1995
	       by and between 78 inc. and WJLA-TV.
	       (Incorporated by reference to Exhibit 10.17 of
	       Registrant's Registration Statement on Form S-4,
	       No. 333-02302, dated March 12, 1996.)                     *

27.            Financial Data Schedule

*Previously filed