Form 10-Q
period 1996-06-30
ALLBRITTON COMMUNICATIONS CO
filed 1996-08-14
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549


               --------------------------

                    FORM 10-Q

               --------------------------


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER:
     JUNE 30, 1996                                           333-02302


              ALLBRITTON COMMUNICATIONS COMPANY
      [Exact name of registrant as specified in its charter]



       DELAWARE                                                 78-180-3105
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                            identification no.)


                808 SEVENTEENTH STREET, N.W.
                    SUITE 300
                 WASHINGTON, DC  20006-3903
          (Address of principal executive offices)


Registrant's telephone number, including area code:  202-789-2130


               --------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  /X/          No //


Number of shares of Common Stock outstanding as of June 30, 1996:
20,000 shares.
- -------------------------------------------------------------------------

PAGE

                  ALLBRITTON COMMUNICATIONS COMPANY
                            FORM 10-Q
             FOR THE QUARTERLY PERIOD ENDED JUNE 30,1996


                        TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:
         Consolidated Statements of Operations and Retained
         Earnings for the Three and Nine Months Ended June
         30, 1995 and 1996  . . . . . . . . . . . . . . . . .             1

         Consolidated Balance Sheets as of September 30, 1995
         and June 30, 1996. . . . . . . . . . . . . . . . .               2

         Consolidated Statements of Cash Flows for the Nine
         Months Ended June 30, 1995 and 1996 . . . . . . . .              3

         Notes to Interim Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . .             8

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .             18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .             21

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .             22

PAGE

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



            ALLBRITTON COMMUNICATIONS COMPANY
    (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (DOLLARS IN THOUSANDS)
                    (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                                   ------------------          ----------------
                                                   1995          1996          1995        1996


Operating revenues, net                            $36,724    $44,857          $106,909    $117,051

Television operating expenses, excluding
    depreciation and amortization                   18,697     22,956            55,329      65,411
Depreciation and amortization                        1,183      3,667             3,914       7,234
Corporate expenses                                     829      1,629             2,586       3,816
                                                   -------     -------          -------     -------
                                                    20,709     28,252            61,829      76,461
                                                   -------     -------          -------     -------

Operating Income                                    16,015     16,605            45,080      40,590

Nonoperating income (expense)
    Interest income
          Related party                                479        553             1,579       1,659
          Other                                        103        213               164         918
    Interest expense                                (5,681)   (10,323)          (16,397)    (24,664)
    Other, net                                          13        (32)             (190)       (284)
Income before income taxes and
    extraordinary item                              10,929      7,016            30,236      18,219

Provision for income taxes                           4,436      2,726            12,528       7,221

Income before extraordinary item                     6,493      4,290            17,708      10,998
Extraordinary loss on early repayment of debt,
    net of related income tax benefit of $5,387                                              (7,750)
                                                   -------     -------           -------     -------
Net income                                           6,493      4,290            17,708       3,248

Retained earnings, beginning of period              54,292     43,517            43,077      62,940
Dividend from WSET and WCIV to Westfield                                                    (18,371)
Tax benefit distributed                                                                         (10)
                                                   -------    -------           -------     -------
Retained earnings, end of period                   $60,785    $47,807           $60,785     $47,807
                                                   =======    =======           =======     =======

     See accompanying notes to interim consolidated financial statements.

                                  1
PAGE

                   ALLBRITTON COMMUNICATIONS COMPANY
   (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

                     CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30
                                                                 SEPTEMBER 30,           1996
ASSETS                                                                1995            (UNAUDITED)
                                                                 -------------        -----------
Current assets
     Cash and cash equivalents                                    $   3,816           $  12,148
     Accounts receivable, net                                        26,552              35,207
     Program rights                                                  13,594               3,556
     Deferred income taxes                                            1,222               1,208
     State income taxes receivable                                                        1,185
     Other                                                            2,308               4,963
                                                                    -------             -------

       Total current assets                                          47,492              58,267

Property, plant and equipment, net                                   21,911              40,562
Intangible assets, net                                               20,598             150,257
Deferred financing costs and other                                    4,296              12,142
Deferred income taxes                                                 1,061                 428
Cash surrender value of life insurance                                3,333               3,319
Program rights                                                          914                 765
                                                                   --------            ---------
                                                                  $  99,605           $ 265,740
                                                                   =========           =========




LIABILITIES, REDEEMABLE PREFERRED STOCK AND
     STOCKHOLDER'S INVESTMENT

Current liabilities
     Notes payable                                                 $  7,972           $        0
     Accounts payable                                                 2,608                2,947
     Accrued interest payable                                         4,475                7,631
     Program rights payable                                          16,565                7,078
     Accrued employee benefit expenses                                2,157                2,469
     Other accrued expenses                                           3,667                5,350
                                                                   --------             --------
          Total current liabilities                                  37,444               25,475

Long-term debt                                                      189,820              398,490
Program rights payable                                                  975                1,382
Deferred rent and other                                               2,483                2,821
Capital lease obligations                                               931                  892
Accrued employee benefit expenses                                     1,663                1,703
                                                                   --------            ---------
                                                                    233,316              430,763
                                                                   --------            ---------

Minority interest                                                                          1,323
                                                                   --------            ---------

Series A redeemable preferred stock, $1.00 par value,
     200 shares authorized, 105 shares issued and out-
     standing; redemption value $168 ($1,600 per share)                 168                  168
                                                                   --------            ---------
Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized,
       none issued
     Common stock                                                         1                    1
      Capital in excess of par                                        6,955                6,955
     Retained earnings                                               62,940               47,807
     Distributions to owners, net                                  (203,775)            (221,277)
                                                                   ---------           ---------
          Total stockholder's investment                           (133,879)            (166,514)
                                                                   ---------           ---------
                                                                  $  99,605           $  265,740
                                                                   =========           =========

      See accompanying notes to interim consolidated financial statements

                                  2
PAGE

                 ALLBRITTON COMMUNICATIONS COMPANY
   (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                                -----------------
                                                                             1995             1996
                                                                            -------         -------
Cash flows from operating activities:
     Net income                                                            $ 17,708        $  3,248
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation and amortization                                         3,914           7,234
        Other noncash charges                                                   320             724
        Extraordinary loss on early repayment of debt                                         7,750
        Provision for doubtful accounts                                         311             389
        Gain on disposal of assets                                              (44)             91
        Changes in assets and liabilities:
           (Increase) decrease in assets:
               Accounts receivable                                           (6,963)         (6,741)
               Program rights                                                 9,436          11,244
               Other current assets                                            (191)         (2,641)
               Other noncurrent assets                                         (538)             25
           Increase (decrease) in liabilities:
               Accounts payable                                                (408)            103
               Accrued interest payable                                       1,248           3,156
               Program rights payable                                        (7,589)        (11,605)
               Accrued employee benefit expenses                               (370)            352
               Other accrued expenses                                         1,338           1,479
               Deferred rent and other liabilities                              128             338
                                                                           --------          -------
               Total adjustments                                                592          11,898
                                                                           --------          -------
                  Net cash provided by operating activities                  18,300          15,146
                                                                           --------         -------
Cash flows form investing activities:
      Capital expenditures                                                   (2,514)        (10,130)
      Purchase of option                                                                    (10,000)
      Proceeds from disposal of assets                                           81              68
      Acquisitions, net of cash acquired                                                   (134,303)
                                                                           --------        ---------
              Net cash used in investing activities                          (2,433)       (154,365)
                                                                           --------        ---------

Cash flows from financing activities:
      Proceeds from issuance of debt                                                        285,725
      Deferred financing costs                                                               (8,004)
      Prepayment penalty on early repayment of debt                                         (12,934)
      Draws (repayments) under lines of credit, net                           3,500          (5,000)
      Principal payments on long-term debt & capital lease obligations       (2,144)        (80,352)
      Distributions to owners, net of certain charges                       (19,525)        (40,189)
      Repayments of distribution to owners                                    1,274           8,280
      Other                                                                     705              25
                                                                            --------        --------
          Net cash (used in) provided by financing activities
                                                                            (16,190)        147,551
                                                                            --------        -------
Net (decrease) increase in cash and cash equivalents                           (323)          8,332
Cash and cash equivalents, beginning of period                                2,763           3,816
                                                                            --------        -------

Cash and cash equivalents, end of period                                    $ 2,440        $ 12,148
                                                                            ========        =======

      See accompanying notes to interim consolidated financial statements

                                  3
PAGE

                    ALLBRITTON COMMUNICATIONS COMPANY
       (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLARS IN THOUSANDS)
                               (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company"), included herein have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair statement of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1996. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1995 which are contained in the Company's Registration Statement on Form S-4.

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

NOTE 2 - CONTRIBUTION OF WSET AND WCIV

The common stock of WSET, Incorporated ("WSET") and First Charleston Corp. ("WCIV"), which was formerly held by Westfield News Advertiser, Inc. ("Westfield"), which is wholly- owned by Mr. Joe L. Allbritton, was contributed to the Company on March 1, 1996 (the "Contribution"). Since the Contribution represents a transfer of assets between entities under common control, the amounts transferred were recorded at historical cost. Further, as the Company, WSET and WCIV were indirectly owned by Mr. Joe L. Allbritton for all periods in which the consolidated financial statements are presented, the Company's consolidated financial statements have been retroactively restated to reflect the Contribution. See also note 6.


                                  4
PAGE

NOTE 3 - LONG-TERM DEBT

On February 6, 1996, the Company completed a $275,000 offering of 9.75% Senior Subordinated Debentures due 2007 (the "Debentures") at a discount of $1,375.
A portion of the proceeds of the offering were used to finance the acquisitions of the assets and certain liabilities of WHTM-TV, Inc. ("WHTM") and WCFT-TV ("WCFT") (collectively, the "Acquisitions"), to repay amounts borrowed to purchase an option to purchase the assets of RKZ, Inc., and, in connection with the transactions by which WSET and WCIV became wholly-owned subsidiaries of the Company, to make a cash advance of $6,600 to Westfield which enabled Westfield to repay certain indebtedness as to which WSET was a guarantor. In addition, the Company used a portion of the proceeds from the sale of the Debentures to repay approximately $63,500 of long-term debt which was outstanding under Senior Secured Promissory Notes with two institutional investors, and to repay approximately $11,000 which was outstanding under previous debt agreements. The prepayment penalty on the early repayment of the Senior Secured Promissory Notes and the accelerated amortization of the related unamortized deferred financing costs totaled $13,137, before applicable income tax benefit of $5,387. This loss is reflected as an extraordinary loss of $7,750 in the interim consolidated statements of operations for the three and nine months ended June 30, 1996.

On April 16, 1996, the Company executed a new working capital facility (the "Senior Credit Facility") which permits borrowings up to $40,000 and matures in 2001. At June 30, 1996, $2,100 was outstanding under this facility at an
interest rate of 7.4%.   The Senior Credit Facility replaces a $10,000
revolving line of credit that expired on March 31, 1996.

NOTE 4 - ACQUISITIONS

On March 1, 1996, the Company, through its 80%-owned subsidiary, Harrisburg Television, Inc., completed its acquisition of the assets and certain liabilities of WHTM, a television station serving the Harrisburg-York-Lancaster- Lebanon, Pennsylvania television market, for $115,303 plus expenses. On March 15, 1996, the Company, through its 80%- owned subsidiary, TV Alabama, Inc., completed its acquisition of the assets and certain liabilities of WCFT, a television station serving the Tuscaloosa, Alabama television market, for $20,000 plus expenses. The RLA Revocable Trust, created for the benefit of Robert Lewis Allbritton, owns 20% of Harrisburg Television, Inc. and TV Alabama, Inc., respectively. Robert Allbritton is a director and officer of the Company and is the son of Joe L. Allbritton, Chairman of the Board of Directors of the Company. The Acquisitions were accounted for as purchases and accordingly, the cost of the acquired entities was assigned to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values at the respective dates of the purchases. Accordingly, the results of operations of WHTM are included in the Company's interim consolidated financial statements since March 1, 1996, and the results of operations of WCFT are included in the Company's interim consolidated financial statements since March 15, 1996. Amounts recorded as

                                  5
PAGE
intangible assets relating to these acquisitions principally represent amounts for broadcast licenses and network affiliations. Such amounts are being amortized over forty years.

The following pro forma summary presents the consolidated results of operations of the Company for the nine months ended June 30, 1995 and 1996 as if the offering of the Debentures and the application of the net proceeds thereof, (including the Acquisitions) had occurred at the beginning of the respective periods.



                                             NINE MONTHS ENDED JUNE 30,
                                             --------------------------
                                                  1995         1996
                                                --------     --------
Operating revenues, net                          $125,327     $126,411
Income before extraordinary items                   9,814        7,432
Net income(loss)                                    2,064         (318)

NOTE 5 - LOCAL MARKETING AGREEMENT AND ASSOCIATED OPTION

On December 29, 1995, the Company entered into a ten-year local marketing agreement (the "LMA") with RKZ, Inc., which owns WJSU-TV ("WJSU"), a television station currently operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from all advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to RKZ, Inc. The operating revenues and expenses of WJSU are therefore included in the Company's interim consolidated financial statements since December 29, 1995.
 In connection with the LMA, the Company also entered into an option (the "Option") to purchase the assets of WJSU. The Option was provided to the Company in exchange for $10,000 and is exercisable over a ten-year period for an additional $2,000 upon a change in current regulations or a waiver permitting common ownership of WCFT and WJSU. The Option also requires additional consideration of up to $7,000 in the event of specified events.
The Company paid for the Option using the proceeds of a $10,000 loan made in December 1995 from an unrelated financial institution. The Company subsequently assigned the LMA and the Option to its 80% owned subsidiary, TV Alabama, Inc. This loan was repaid using a portion of the proceeds from the sale of the Debentures. The cost of the Option is included in intangible assets in the Company's balance sheet at June 30, 1996, and is being amortized over ten years, the term of the Option and the LMA.

                                  6
PAGE


NOTE 6 - TRANSACTIONS WITH OWNERS

                                                        NINE MONTHS ENDED JUNE 30,
                                                        --------------------------
                                                             1995         1996
                                                           --------     --------
Distributions to owners, beginning of period              $186,995     $203,775

   Cash advances                                            29,609       45,882
   Repayment of cash advances                               (1,274)      (8,280)
   Charge for income taxes                                 (10,084)      (1,684)
   Other, net                                                 (705)         (45)
   Dividends declared by WSET and WCIV                                  (18,371)
                                                          --------      -------

Distributions to owners, end of period                    $204,541     $221,277
                                                          ========     ========

Weighted average amount of non-interest bearing
   advances outstanding during the period                 $178,187     $194,584
                                                          ========     ========


In connection with the transactions by which the Contribution was consummated, WSET and WCIV declared non-cash dividends to Westfield in the amount of $18,371 which represents the cumulative net advances made from WSET and WCIV to Westfield as of the date of the Contribution. The dividend has, therefore, been reflected as a reduction to retained earnings and distributions to owners during the nine months ended June 30, 1996.


NOTE 7 - RELATED PARTY TRANSACTION

In June 1996, the Company made a $500 charitable contribution to the Allbritton Foundation. This expense has been recorded in corporate expenses for the quarter ended June 30, 1996.

                                  7
PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Allbritton Communications Company (on a consolidated basis, the "Company") owns and operates seven network-affiliated television stations: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT in Tuscaloosa, Alabama. The consolidated financial information included herein includes the amounts for the television stations listed above, with amounts for WHTM and WCFT included only since March 1, 1996 and March 15, 1996, respectively, the dates in which the acquisitions of the assets of those entities were completed. The Company also operates WJSU, a network affiliated television station in Anniston, Alabama, pursuant to a local marketing agreement (the "LMA") with WJSU's owner which was entered into on December 29, 1995. The consolidated financial statements and consolidated financial data include only operating revenues and certain operating expenses for WJSU since December 29, 1995, pursuant to the terms of the LMA.

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

                                  8
PAGE

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

In the fiscal quarter ended June 30, 1996, the Federal Communications Commission issued a construction permit to TV Alabama, Inc. permitting the relocation and change in WCFT facilities which will permit enhanced signal coverage over the City of Birmingham. As a result of this grant, the conditions to the ABC affiliation switch for both WCFT and WJSU have been met. Conversion to ABC programming for both of these stations is expected to occur on September 1, 1996.



On December 29, 1995, the Company entered into a ten-year LMA with RKZ, Inc., which owns WJSU ("WJSU"), a television station currently operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from all advertising sales. In exchange, the Company pays certain station operating expenses and certain management fees to RKZ, Inc. The operating revenues and expenses of WJSU are therefore included in the Company's interim consolidated financial statements since December 29, 1995.

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

WHTM, WCFT and WJSU, collectively, are referred to throughout as the "New Stations."

                                  9
PAGE

RESULTS OF OPERATIONS

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 1995 and 1996 in actual dollars and as a percentage of net operating revenues:

                                         THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                        ------------------------------       ------------------------------
                                         1995      %      1996      %         1995      %       1996      %
                                        ------  ------   ------  ------      ------  ------    ------  ------
                                                               (Dollars in thousands)
Operating Revenues, net                  $36,724   100.0  $44,857  100.0     $106,909   100.0   $117,051    100.0
Television Operating Expenses,
     Excluding Depreciation and
     Amortization                         18,697    50.9   22,956   51.2       55,329    51.8     65,411     55.9
Depreciation and Amortization              1,183     3.2    3,667    8.2        3,914     3.7      7,234      6.2
Corporate Expenses                           829     2.3    1,629    3.6        2,586     2.4      3,816      3.3
                                          ------   ------  ------   ------     -------   -----     ------    -----

Operating Income                         $16,015    43.6  $16,605   37.0      $45,080    42.1    $40,590     34.7
                                         =======    ====  =======   ====      =======    ====    =======     ====

NET OPERATING REVENUES

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and nine months ended June 30, 1995 and 1996, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:


                                       THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                      --------------------------------       ---------------------------------
                                      1995       %      1996      %         1995      %       1996         %
                                      ------   ------   ------  ------      ------  ------    ------   ------
                                                               (Dollars in thousands)
Local/Regional (1)                   $18,445    49.2   $22,311    48.1    $ 51,486    47.2   $ 57,634    47.7
National (2)                          16,527    44.1    19,430    41.9      45,841    42.0     49,630    41.0
Network Compensation (3)                 710     1.9     1,537     3.3       2,001     1.8      4,109     3.4
Political (4)                             61      .2       909     1.9       3,233     3.0      1,629     1.4
Trade & Barter (5)                     1,436     3.8     1,912     4.1       4,472     4.1      5,222     4.3
Other Revenue (6)                        293      .8       305      .7       2,605     1.9      2,705     2.2
                                      ------   -----    ------   -----      -------  -----    -------   -----
Broadcast Revenues                    37,472   100.0    46,404   100.0     109,638   100.0    120,929   100.0
Fees (7)                              (1,267)  =====    (1,615)  =====      (3,661)  =====     (4,176)  =====
Broadcast Revenue
Net of Fees (8)                       36,205            44,789             105,977            116,753
Non-Broadcast Revenue                    519                68                 932                298
                                      ------            ------              ------             ------
Total Net Operating Revenue          $36,724           $44,857            $106,909           $117,051
                                     =======           =======            ========           ========

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

                                  10
PAGE

Net operating revenues for the three months ended June 30, 1996 totaled $44,857,000, an increase of $8,133,000, or 22.1%, when compared to net operating revenues of $36,724,000 for the three months ended June 30, 1995. This increase includes a $3,866,000 increase in local/regional advertising, $2,903,000 increase in national advertising, a $827,000 increase in network compensation, and $848,000 in political advertising due to primaries held during the quarter ended June 30, 1996. Of the $8,133,000 increase, approximately $6,750,000 is attributable to the New Stations.

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

Local/regional advertising revenues increased 21.0% and 11.9% during the three and nine months ended June 30, 1996, respectively, versus the comparable periods in fiscal 1995, while national advertising revenues increased 17.6% and 8.3% during the same respective periods. The increase in local/regional advertising revenues for the three months ended June 30, 1996 of $3,866,000, or 21.0% over the three months ended June 30, 1995 is largely attributable to $3,389,000 of local/regional advertising revenue generated by the New Stations. The local/regional advertising revenues for the nine months ended June 30, 1996 increased by $6,148,000 over the nine months ended June 30, 1995 due to $4,791,000 in revenues generated by the New Stations, coupled with increased local/regional advertising revenue in the Tulsa, Little Rock, and Charleston markets which management attributes to certain changes in the competitive environment and an increase in total market revenues. Local/regional advertising revenue in the Company's remaining markets remained consistent with the amounts in prior three month and nine month periods.

National advertising revenue increased $2,903,000 and $3,789,000 for the three and nine months ended June 30, 1996 over comparable periods in the prior year. The increase for the three months ended June 30, 1996 is a result of $2,908,000 in national advertising revenues generated by the New Stations, offset by a weakening of the Washington, D.C. market for national advertisers.

Political revenue, which comprised 3.0% of the Company's total operating revenues during the nine months ended June 30, 1995, decreased by $1,604,000, or 49.6%, during the nine months ended June 30, 1996 versus the nine months ended June 30, 1995 due primarily to various high-profile political races in the Washington, DC metropolitan area as well as in Little Rock and Tulsa in November 1994 with no comparable political elections occurring in November 1995. Such fiscal year 1996 first quarter decreases were offset by a $848,000 increase in political revenues during the three months ended June 30, 1996.

                                  11
PAGE

The increase in network compensation for the nine months ended June 30, 1996 is primarily attributable to new affiliation agreements with the ABC network.

The net operating revenue increase of $10,142,000 or 9.5%, to $117,051,000 for the nine months ended June 30, 1996 as compared to $106,909,000 for the same period in the prior year principally is attributable to $9,202,000 in net operating revenue contributed by the New Stations, and the other factors discussed above. The Company expects that the net operating revenue for the fourth fiscal quarter will be negatively affected by weaker ABC network ratings expected from the NBC coverage of the Olympics during the month of July.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or nine months ended June 30, 1996 or 1995.

TOTAL OPERATING EXPENSES

Total operating expenses for the three months ended June 30, 1996 totaled $28,252,000, an increase of $7,543,000 or 36.4%, compared to total operating expenses of $20,709,000 for the three month period ended June 30, 1995. Television operating expenses (before depreciation, amortization, and corporate expenses) totaled $22,956,000 for the three months ended June 30, 1996, an increase of $4,259,000, or 22.8%, compared to $18,697,000 for the three months ended June 30, 1995. Television operating expenses of the New Stations accounted for approximately 87.5% of the increase. The remaining increase in television operating expenses was due to general increases in programming and news expenses. The increase in programming expense relates to an increase in programming costs under certain long-term program contracts primarily at WJLA, KATV and WSET. The increase in news expense was primarily due to increased staffing which resulted in higher compensation expense and
news related expenses which were not incurred in the prior year.   WJLA
accounted for a majority of the increased news and programming expense.

Total operating expenses for the nine months ended June 30, 1996 totaled $76,461,000, an increase of $14,632,000, or 23.7%, compared to $61,829,000 for the nine months ended June 30, 1995. Television operating expenses (before depreciation, amortization and corporate expenses) totaled $65,411,000 for the nine months ended June 30, 1996, an increase of $10,082,000, or 18.2%, compared to $55,329,000 for the nine months ended June 30, 1995. The increase in television operating expenses is due to the aforementioned reasons plus increased sales expense associated with the Arkansas Razorback Sports Network, and general and administrative costs, a majority of which is related to the New Stations. Television operating expenses of the New Stations accounted for approximately 55.1% of the increase.

The Company's operating expenses, net of the impact of the operating expenses associated with the New Stations, have increased during the current fiscal year at a greater percentage increase than in the prior year as the Company invested in the sales, news and programming areas. Cost containment is, however, a key

                                  12
PAGE
component of the Company's strategy and will continue to have management's focus.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense of $3,667,000 for the three months ended June 30, 1996 increased $2,484,000 or 210.0%, due principally to the increased amount of depreciable assets and intangible assets primarily attributable to the acquisitions of WHTM and WCFT. Depreciation and amortization expense of $7,234,000 for the nine months ended June 30, 1996 increased $3,320,000 or 84.8%, compared to $3,914,000 for the nine months ended June 30, 1995 principally for the same reasons.

CORPORATE EXPENSES

Corporate expenses of $1,629,000 for the three months ended June 30, 1996 increased $800,000, or 96.5%, compared to $829,000 for the three months ended June 30, 1995. The increase was due to increases in various expenses
including consulting, audit, compensation and charitable contributions.   Such
increases were offset by a decrease in legal fees. Corporate expenses of $3,816,000 for the nine months ended June 30, 1996 increased $1,230,000,or 47.6%, over the same period in the prior year primarily for the same reasons.

OPERATING INCOME

For the three months ended June 30, 1996, operating income of $16,605,000 increased $590,000, or 3.7%, when compared to operating income of $16,015,000 for the three months ended June 30, 1995. The increase was due primarily to increased revenue offset by increased operating, depreciation and amortization expense, and corporate expenses as discussed above.

Operating income of $40,590,000 for the nine months ended June 30, 1996 decreased $4,490,000, or 10.0%, when compared to operating income of $45,080,000 for the nine months ended June 30, 1995. The decrease in operating income was due to increased revenue offset by increased operating, depreciation and amortization expense, and corporate expenses as discussed above.

OTHER NON-OPERATING EXPENSES

Interest expense of $10,323,000 for three months ended June 30, 1996 increased $4,642,000, or 81.7%, as compared to $5,681,000 for the three month period ended June 30, 1995. This increase is due to the incremental interest expense associated with the issuance of the Company's $275,000,000, 9.75% Senior Subordinated Debentures due 2007 (the "Debentures")on February 6, 1996.

Interest expense for the nine months ended June 30, 1996 was $24,664,000, an increase of $8,267,000, or 50.4%, as compared to $16,397,000 for the nine month period ended June 30, 1995. The increase is attributable to increased interest

                                  13
PAGE
expense from the issuance of the Debentures as discussed above, together with higher average debt balances and interest rates in the first two quarters of fiscal 1996 compared to the same period in the prior year. The weighted average balances of debt were $200,271,000 and $310,791,000 for the nine months ended June 30, 1995 and 1996, respectively, and the weighted average interest rate on debt was 11.0% and 10.6% for the nine months ended June 30, 1995 and 1996, respectively. Interest income of $766,000 for the three months ended June 30, 1996 increased $184,000, or 31.6%, as compared to interest income of $582,000 for the three months ended June 30,1995. Interest income for the nine months ended June 30, 1996 was $2,577,000, an increase of $834,000, or 47.8%, as compared to $1,743,000 for the nine month period ended June 30, 1995. Such increases are primarily due to investment interest earned from investing excess proceeds from the sale of the Debentures.

The Company used the proceeds from the sale of the Debentures to finance the acquisitions of WHTM and WCFT and the cost of the Option, as well as to repay approximately $85,000,000 of existing indebtedness. The early repayment of certain of this debt required a prepayment penalty of $12,934,000, which resulted in the Company incurring a loss, net of the related income tax benefit, of $7,750,000 which is included as an extraordinary item in the Company's interim financial statements for the nine months ended June 30, 1996.

INCOME TAXES

The provision for income taxes for the three months ended June 30, 1996 totaled $2,726,000 a decrease of $1,710,000, or 38.5%, when compared to the provision for income taxes of $4,436,000 for the three months ended June 30, 1995. The decrease is directly attributable to the $3,890,000, or 35.6%, decrease in income before income taxes and extraordinary item which declined for reasons previously discussed.

For the nine months ended June 30, 1996, the provision for income taxes decreased $5,307,000, or 42.4%, due to a $11,994,000, or 39.7%, decrease in income before income taxes and extraordinary item, the factors for which have been described above.

NET INCOME

The net income for the three months ended June 30, 1996 was $4,290,000 compared to net income of $6,493,000 for the three months ended June 30, 1995, a decrease of $2,203,000, or 33.9%. The decrease results primarily from an increase in interest expense of $4,642,000 offset by increases an income from operations of $590,000 and interest income of $184,000, and a decrease in income taxes of $1,710,000.

For the nine months ended June 30, 1996, the Company recorded net income of $3,248,000 compared to net income of $17,708,000 for the nine month period

                                  14
PAGE
ended June 30, 1995, a decrease of $14,460,000 or 81.7%. This decrease in net income is attributed primarily to a decrease in income from operations of $4,390,000, increase in interest expense of $8,267,000, increase in interest income of $834,000, decrease in income taxes of $5,307,000, and the extraordinary charge for early repayment of debt, net of tax benefit, of $7,750,000.

BALANCE SHEET

Significant balance sheet fluctuations from September 30, 1995 to June 30, 1996 consist of increased cash and cash equivalents, accounts receivable, property, plant and equipment, intangible assets, deferred financing costs and long-term debt, offset by decreases in current notes payable, program rights and program rights payable. The decreases in program rights and program rights payable are the result of program contracts assumed in the acquisitions of WHTM and WCFT, offset by nine months of amortization of program rights payable and nine months of payments of program rights payable. Distributions to owners increased due primarily to cash advances made during the nine months ended June 30, 1996, offset by an $18,371,000 noncash dividend declared by WSET and WCIV. The other changes are primarily the result of the acquisitions of WHTM and WCFT and the $275,000,000 offering of the Debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company's cash and cash equivalents aggregated $12,148,000, and the Company had an excess of current assets over current liabilities of $32,792,000.

CASH PROVIDED BY OPERATIONS.    The Company's  principal source of working
capital is internally generated cash flow from operations. As reported in its consolidated statements of cash flows, the Company generated net cash from operations of $18,300,000 and $15,147,000 during the nine months ended June 30, 1995 and 1996, respectively. The decrease is primarily due to a $14,460,000 decrease in net income, offset by increase in depreciation and amortization of $3,320,000 and the extraordinary loss in early repayment of debt of $7,750,000.

SENIOR CREDIT FACILITY. On April 16, 1996, the Company executed a new $40,000,000 working capital facility (the "Senior Credit Facility") with a group of three banks. The Senior Credit Facility matures on April 16, 2001 and is secured by the stock of the Company and its subsidiaries. This Senior Credit Facility replaces a $10,000,000 working capital facility which expired on March 31, 1996. At June 30, 1996 $2,100,000 was outstanding under this facility.


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

                                  15
PAGE

Additionally, in connection with the Contribution on March 1, 1996, the Company made a cash advance of $6,600,000 to Westfield News Advertiser, Inc., an affiliate, to repay certain indebtedness of which WSET was a guarantor.
The Company repaid approximately $63,500,000 of debt which was outstanding under Senior Secured Promissory Notes with two institutional investors, plus paid a related prepayment penalty of $12,934,000, incurring a related loss, net of income tax benefit, of $7,750,000 on the early repayment. The Company also repaid $3,204,000 outstanding under a term loan and $8,000,000 outstanding under a revolving line of credit. The remaining net proceeds were retained by the Company for working capital and general corporate purposes.

During the third quarter of fiscal year 1996, the Company conducted an exchange offer of 9 3/4 % Series B Senior Subordinated Debentures due 2007 (the "Series B Debentures") for the Debentures. The terms of the debentures were substantially identical, except that the Series B Debentures were registered under the Securities Act of 1933, as amended. As of the expiration of the exchange offer on June 5, 1996, $271,250,000 principal amount of Series B Debentures were outstanding and $3,750,000 principal amount of Series A Debentures remained outstanding.

As a result of these transactions, the Company's total debt, including the current portion of long-term debt, increased from $198,919,000 at September 30, 1995 to $399,618,000 at June 30, 1996. This debt, net of applicable discounts, consists of $122,716,000 of 11.5% Senior Subordinated Debentures due 2004, $273,674,000 of the Debentures and the Series B Debentures, $1,128,000 of capital lease obligations and $2,100,000 under the Senior Credit Facility. On May 7, 1996, the Company purchased $2,000,000 of the 11.5% Senior Subordinated Debentures due 2004 at a price of $2,078,000. The acquisition of such debentures has been reflected in the financial statements as a reduction of long term debt. The company borrowed $2,100,000 under the Senior Credit Facility to fund this transaction.

TRANSACTIONS WITH OWNERS. For the nine months ended June 30, 1995 and 1996, the Company made cash advances to owners net of repayments and certain charges totaling $17,546,000 and $35,873,000, respectively. The Company periodically
makes advances in the form of distributions to Perpetual.   At present, the
primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to Perpetual, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's investment and described as "distributions" in the Company's consolidated financial statements.

In conjunction with the contribution of the common stock of WSET and WCIV to the Company on March 1, 1996, WSET and WCIV declared non-cash dividends to Westfield totaling $18,371,000. Such dividends represented the cumulative net advances made to Westfield by WSET and WCIV as of the date of the Contribution.

                                  16
PAGE

Stockholder's deficit amounted to $166,514,000 at June 30, 1996, an increase of $32,635,000, or 24.4%, from the September 30, 1995 deficit of $133,879,000.

The increase is primarily due to a net increase in distributions to owners of $35,873,000, offset by net income for the period of $3,248,000.

OTHER USES OF CASH. Management estimates that capital expenditures for fiscal year 1996 will approximate $23,000,000. Such amounts include $20,000,000 relating to the completion of facilities for TV Alabama, Inc. During the nine months ended June 30, 1995 and 1996, capital expenditures totaled $2,514,000 and $10,130,000, respectively. The increase in capital expenditures during the nine months ended June 30, 1996 is principally attributable to facility construction-in-process and fixed asset additions in Alabama to begin consolidation of the operations of WCFT and WJSU.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. For the nine months ended June 30, 1996, the Company made cash payments of $11,974,000 for the rights to television programs.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under the credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

                                  17
PAGE

PART II - OTHER INFORMATION

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


            4.3    Form of 9 3/4% Series B Senior
                   Subordinated Debentures due 2007.
                   (Incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on
                   Form S-4, No. 333-02302, dated March
                   12, 1996.)


            4.4 Revolving Credit Agreement dated as of April 16, 1995 by and among Allbritton Communications Company certain Banks, and The First National Bank of Boston, as agent. (Incorporated by reference to Exhibit 4.4 of Registrant's Form 10-Q, No. 333-02302, dated May 13, 1996.)


            10.1   Registration Rights Agreement by and
                   among ACC, Merrill Lynch & Co., Merrill
                   Lynch, Pierce, Fenner & Smith
                   Incorporated and Salomon Brothers, Inc., dated February 6, 1996. (Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

                                  18
PAGE

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


            10.11  Option Agreement dated December 21,
                   1995 by and between ACC and RKZ
                   Television, Inc.  (Incorporated by
                   reference to Exhibit 10.12 of,

                                  19
PAGE

                   Registrant's Statement on Form S-4,
                   No. 333-02302, dated March 12, 1996.)


            10.12  Master Lease Finance Agreement dated
                   as of August 10, 1994 between
                   BancBoston Leasing, Inc. and ACC, as
                   amended.  (Incorporated by reference to
                   Exhibit 10.16 of Registrant's Registration
                   Statement on Form S-4, No. 333-02302,
                   dated March 12, 1996.)


            10.13  Representation Agreement dated as of
                   July 1, 1995 by and between 78 inc. and
                   WJLA-TV.  (Incorporated by reference to
                   Exhibit 10.17 of Registrant's Registration
                   Statement on Form S-4, No. 333-02302,
                   dated March 12, 1996.)

            27.    Financial Data Schedules

            b.     Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter.


                                  20
PAGE

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLBRITTON COMMUNICATIONS COMPANY
                                         (Registrant)




     AUGUST 14, 1996                      /S/LAWRENCE I. HEBERT
     ---------------                      -------------------------------
           Date                           Name: Lawrence I. Hebert
                                          Title: President



     AUGUST 14, 1996                      /S/ JAMES R. VERGIN
     ---------------                      -------------------------------
           Date                           NAME: JAMES R. VERGIN
                                          Title: Chief Accounting Officer




                                  21
PAGE

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

4.3         Form of 9.75% Series B Senior Subordinated
            Debentures due 2007.  (Incorporated by reference to
            Exhibit 4.3 of Registrant's Registration Statement
            on Form S-4, No. 333-02302, dated March 12, 1996.)        *

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


                                  22
PAGE

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


                                  23
PAGE

10.11       Option Agreement dated December 21, 1995 by and
            between ACC and RKZ Television, Inc.
            (Incorporated by reference to Exhibit 10.12 of
            Registrant's Registration Statement on Form S-4,
            No. 333-02302, dated March 12, 1996.)                     *

10.12       Master Lease Finance Agreement dated as of
            August 10, 1994 between BancBoston Leasing, Inc.
            and ACC, as amended. (Incorporated by reference to
            Exhibit 10.16 of Registrant's Registration Statement
            on Form S-4, No. 333-02302, dated March 12, 1996.)        *

10.13       Representation Agreement dated as of July 1, 1995
            by and between 78 inc. and WJLA-TV.
            (Incorporated by reference to Exhibit 10.17 of
            Registrant's Registration Statement on Form S-4,
            No. 333-02302, dated March 12, 1996.)                     *

27.         Financial Data Schedule

*Previously filed



                                  24
PAGE