Form 10-K
period 1996-09-30
ALLBRITTON COMMUNICATIONS CO
filed 1996-12-30
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

               For the fiscal year ended September 30, 1996
                                OR
[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 333-02302

                ALLBRITTON COMMUNICATIONS COMPANY
         (Exact name of registrant as specified in its charter)

           Delaware                              78-180-3105
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)


808 Seventeenth Street, N.W., Suite 300
Washington, DC                                      20006-3903
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (202) 789-2130

Securities registered pursuant to Section 12(b) of the Act:  None


Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               [X]

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES [X]         NO [  ]

The aggregate market value of the registrant's Common Stock held by non-affiliates is zero.

As of December 27, 1996, there were 20,000 shares of Common Stock, par value $.05 per share outstanding.



                                DOCUMENTS INCORPORATED BY REFERENCE

None

     As used herein, unless the context otherwise requires, the term "ACC" refers to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" refers to WJLA-TV, a division of ACC (operator of WJLA-TV, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV Television, Inc. (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL Television, Inc. (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to First Charleston Corp. (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT" refers to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama); and "WJSU" refers to RKZ Television, Inc. (licensee of WJSU-TV, Anniston, Alabama). The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is wholly owned by Joe L. Allbritton, Chairman of ACC. "AGI" refers to Allbritton Group, Inc., which is a wholly owned subsidiary of Perpetual and ACC's parent. "Westfield" refers to Westfield News Advertiser, Inc., an affiliate of ACC that is wholly owned by Joe
L. Allbritton. "Allfinco" refers to Allfinco, Inc., a wholly owned subsidiary of ACC. "Harrisburg TV" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%- owned subsidiary of Allfinco that operates WJSU and owns WCFT. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is an 80%-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, Chief Operating Officer and a director of ACC, that owns 20% of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name for the benefit of Robert L. Allbritton that owns 20% of each of Harrisburg TV and TV Alabama.

                         TABLE OF CONTENTS


                                                                  PAGE

Part I
     Item 1.  Business . . . . . . . . . . . . . . . . . . . . . .   1
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . .  21
     Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . .  23
     Item 4.  Submission of Matters To A Vote of Security Holders.  23

Part II
     Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters . . . . . . . . . . .  23
     Item 6.  Selected Financial Data. . . . . . . . . . . . . . .  24
     Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . .  26
     Item 8.  Financial Statements and Supplementary Data. . . . .  42
     Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . . .  42
Part III
     Item 10.  Directors and Executive Officers of the Registrant.  43
     Item 11.  Executive Compensation. . . . . . . . . . . . . . .  46
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management                                         47
     Item 13.  Certain Relationships and Related Transactions. . .  48

Part IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K . . . . . . . . . . . . . . . . . . .  51

                                              PART I


                                         ITEM 1.  BUSINESS

THE COMPANY

Allbritton Communications Company (ACC or the Company) itself and through subsidiaries owns and operates seven ABC network-affiliated television stations: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina and WCFT in Tuscaloosa, Alabama. The Company's owned and operated stations broadcast to the 7th, 44th, 57th, 58th, 67th, 109th and 185th largest national media markets in the United States, respectively, as defined by the A.C. Nielsen Co. ("Nielsen"). WJLA is owned and operated by ACC, while the Company's remaining owned and operated stations are owned by Harrisburg Television, Inc. (WHTM), KATV Television, Inc. (KATV), KTUL Television, Inc. (KTUL), WSET, Incorporated (WSET), First Charleston Corp. (WCIV) and TV Alabama, Inc. (WCFT), each of which is a wholly owned subsidiary of ACC, except Harrisburg TV and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. TV Alabama also began operating a television station in Anniston, Alabama, east of Birmingham under a Local Marketing Agreement ("LMA") effective December 29, 1995. The Company also engages in other activities relating to the production and distribution of television programming through Allbritton Television Productions, Inc., (ATP), a wholly owned subsidiary of ACC. ACC was founded in 1974 and is a subsidiary of Allbritton Group, Inc. (AGI), which is wholly owned by Perpetual Corporation, which in turn is wholly owned by Joe L. Allbritton, ACC's Chairman. ACC and each of its subsidiaries are Delaware corporations, except for First Charleston Corp., which is a South Carolina corporation. ACC's corporate headquarters is located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3903 and its telephone number at that address is (202) 789-2130.

During 1996, the Company and its subsidiaries consummated several transactions that expanded their broadcast holdings, as described below.

Contribution of WSET and WCIV to ACC. On March 1, 1996, WSET and WCIV became wholly owned subsidiaries of ACC. Westfield, an affiliate of ACC that is wholly owned by Joe L. Allbritton, contributed the capital stock of WSET and WCIV to AGI, a newly formed subsidiary of Perpetual, in exchange for all of the preferred stock of AGI. Perpetual contributed all of the ACC Common Stock to AGI in exchange for all of the common stock of AGI. Simultaneously therewith, AGI contributed the capital stock of WSET and WCIV to ACC (the "Contribution"); therefore, Perpetual owns all of the common stock of AGI, AGI owns all of the common stock of ACC and WSET and WCIV are wholly owned subsidiaries of ACC.

HARRISBURG ACQUISITION (WHTM). On March 1, 1996, ACC, through its indirect 80%- owned subsidiary, Harrisburg TV, acquired substantially all of the assets, including the Federal Communications Commission ("FCC") licenses of WHTM Channel 27, licensed to Harrisburg, Pennsylvania, for an aggregate purchase price of $115,475,000. Allfinco, a wholly owned subsidiary of ACC, contributed $4,000,800 and Robert L. Allbritton contributed $1,000,200 toward the purchase of voting common stock of Harrisburg TV, making it 80% owned by Allfinco and 20% owned by Robert L. Allbritton. The RLA Revocable Trust subsequently purchased the 20% interest of Robert L. Allbritton. Allfinco purchased 19,000 shares of non-voting common stock of Harrisburg TV for $109,000,000 in connection with the acquisition and has agreed to exchange promissory notes for such stock, subject to the limitations set forth in the indenture relating to the Company's 11.5% Senior Subordinated Debentures due 2004 (the "11.5% Debentures").

BIRMINGHAM STATIONS. Effective December 29, 1995, TV Alabama began operating WJSU in Anniston, Alabama (east of Birmingham) under a LMA ("Anniston LMA"). On March 15, 1995, TV Alabama acquired substantially all of the assets of WCFT in Tuscaloosa, Alabama (west of Birmingham). TV Alabama now operates both WCFT and WJSU in tandem as the ABC network affiliates serving the viewers of Birmingham, Tuscaloosa and Anniston.

     THE ANNISTON LMA (WJSU). In December 1995, ACC entered into a LMA with RKZ Television, Inc. ("RKZ") to operate, for a period of ten years, WJSU, Channel 40, licensed to Anniston, Alabama. WJSU became an ABC affiliate in 1996. ACC has also entered into an option to purchase all of the assets of WJSU, subject to certain conditions. The broadcast signal of WJSU covers a large portion of the eastern part of the Birmingham DMA. The terms of the Anniston LMA provide for TV Alabama to supply program services to the station owner, operate the station and retain all revenues from advertising sales in exchange for payment by TV Alabama of $15,000 per month in addition to station operating expenses to the station owner, or $30,000 per month plus expenses upon receipt of regulatory approvals for a transmitter tower move. Allfinco, a wholly owned subsidiary of ACC, created TV Alabama, a Delaware corporation, that operates WJSU under the Anniston LMA. Allfinco contributed $800 and the RLA Trust contributed $200, to purchase voting common stock of TV Alabama, making it 80% owned by Allfinco and 20% owned by the RLA Trust. The RLA Revocable Trust subsequently purchased the RLA Trust's 20% interest.


     THE TUSCALOOSA ACQUISITION (WCFT). On March 15, 1996, ACC, through its indirect 80%-owned subsidiary, TV Alabama, acquired substantially all of the assets, including the FCC licenses of WCFT, Channel 33, licensed to Tuscaloosa, Alabama for an aggregate purchase price of $20,182,000. Allfinco, a wholly-owned subsidiary of ACC, contributed an additional $400,000 and the RLA Revocable Trust contributed an additional $100,000 to the voting common stock of TV Alabama in connection with the acquisition. Allfinco purchased 19,000 shares of non-voting common stock of TV Alabama for $19,600,000 in connection with the acquisition and has agreed to exchange promissory notes for such stock, subject to the limitations set forth in the indenture relating to the 11.5% Debentures.

PROPOSED ACQUISITIONS. ACC also entered into an option to purchase the assets of WJSU (the "Anniston Option"). ACC paid $10,000,000 for the Anniston Option, which is exercisable for an additional $2,000,000 upon a change in FCC rules or a waiver permitting common ownership of both WCFT and WJSU. The Company financed the purchase price of the Anniston Option with a $10,000,000 unsecured demand note (the "Anniston Note") issued by a third party financial institution. The Anniston Note bore interest at the prime rate of the lender (8.5% as of January 15, 1996) and was payable on demand. ACC contributed the Anniston Option to Allfinco, which, in turn, contributed the Anniston Option to TV Alabama in exchange for 19,000 shares of non- voting common stock and allocation of $800,000 as an additional capital contribution to the voting common stock of TV Alabama then held by Allfinco. At the same time, the RLA Trust contributed an additional $200,000 cash to TV Alabama as to the voting common stock of TV Alabama then held by the RLA Trust. In connection with the purchase of such non-voting common stock, TV Alabama has agreed to exchange promissory notes for such non-voting common stock, subject to the limitations set forth in the indenture relating to the 11.5% Debentures.


Exercise of the Anniston Option is subject to certain conditions, including FCC approval. The Anniston Option also provides for additional consideration from ACC if the WJSU transmitting tower site is relocated closer to Birmingham within the next four years. On December 16, 1996, RKZ received regulatory approval to move WJSU's tower to a new location which satisfied the contingent consideration requirements under the Anniston Option. Accordingly, TV Alabama is required to pay additional consideration for the Anniston Option of $5,348,000 in January 1997 and $1,337,000 upon exercise of the Anniston Option.


FINANCING

     On February 6, 1996, the Company completed the offering of its $275,000,000 9.75% Senior Subordinated Debentures due 2007 (the "9.75% Debentures"), issued at a discount of $1,375,000. Principal is payable at maturity. The proceeds from the offering of the 9.75% Debentures were used to finance the acquisitions of WHTM and WCFT for $135,657,000, acquire the Anniston Option for $10,000,000, repay approximately $74,704,000 of debt which was outstanding under senior secured promissory notes and other credit agreements, and pay a related prepayment penalty of $12,934,000, incurring a related loss, net of income tax benefit, of $7,750,000 on the early repayment. Additionally, in connection with the Contribution, the Company made a cash advance of $6,600,000 to Westfield, an affiliate, to repay certain indebtedness of which WSET was a guarantor. The remaining net proceeds were retained by the Company for working capital and general corporate purposes.

TELEVISION INDUSTRY BACKGROUND

     Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels 14-69) of the spectrum because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the competitive advantage of television stations broadcasting over the VHF band.

     Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio rental and commercial production activities. Advertising rates are set based upon a variety of factors, including a program's popularity among viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Advertising rates are also determined by a station's overall ability to attract viewers in its market, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations.

     Television stations in the country are grouped by Nielsen into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each market is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours.

     Nielsen, which provides audience measuring services, periodically publishes data on estimated audiences for television stations in the various television markets throughout the country. These estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. The specific geographic markets are called Designated Market Areas or DMAs. Nielsen uses two methods of determining a station's ratings and share. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly viewer- completed diaries of television viewing, while in smaller markets ratings are determined by weekly diaries only. Of the markets in which the Company conducts its business,

Washington, D.C. is a metered market while the remaining markets are weekly diary markets.

     Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, FOX has effectively evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, UPN and WB recently have been launched as new television networks.

     The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 10 hours of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non- network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

      An affiliate of UPN or WB receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of UPN or WB must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks, which may partially offset their higher programming costs.

     In contrast to a network affiliated station, an independent station purchases or produces all of the programming that it broadcasts, generally resulting in higher programming costs, although the independent station is, in theory, able to retain its entire inventory of advertising time and all of the revenue obtained from the sale of such time. Barter and cash-plus-barter arrangements, however, have become increasingly popular among all stations. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not for advertising dollars.

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers and newspapers serving the same market. Traditional network programming, and recently FOX programming, generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time become available for sale by independent stations and FOX affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues greater than their share of the market's audience.

     Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations only competed with each other in local markets. Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services.

     Cable television systems were first constructed in significant numbers in the 1970s and were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any of the major broadcast networks. The advertising share of cable networks increased during the 1970s and 1980s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

     Direct Broadcast Satellite ("DBS") service has recently been introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. At present, the nature of DBS service permits only national programming and does not offer locally originated programs or advertising.

     The Company believes that the market shares of television stations affiliated with ABC, NBC and CBS declined during the 1980s primarily because of the emergence of FOX and certain strong independent stations and secondarily because of increased cable penetration. Independent stations have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run network-quality programming. In addition, there has been substantial growth in the number of home satellite dish receivers and video cassette recorders, which has further expanded the number of programming alternatives available to household audiences.

STATION INFORMATION

     The following table sets forth general information for each of the Company's owned and/or operated stations as of November 1996 :



                                                                                    Total
                                                                        Market    Commercial    Station     Rank
 Market Area                                    Network      Channel/   Rank or   Competitors   Audience     in         Acquisition
                                       Station  Affiliation  Frequency  DMA<F1>   in Market<F2>  Share<F3>  Market<F4>      Date
Owned and/or Operated Stations:
Washington, D.C.<F5>                   WJLA       ABC         7/VHF       7            7            24%       2         1/29/76
Harrisburg-Lancaster-York-Lebanon,
      PA<F5>                           WHTM       ABC        27/UHF      44            5            25%       2         3/1/96
Little Rock, AR<F5>                    KATV       ABC         7/VHF      57            5            38%       1         4/6/83
Tulsa, OK<F5>                          KTUL       ABC         8/VHF      58            6            30%       2         4/6/83
Lynchburg-Roanoke, VA<F5>              WSET       ABC        13/VHF      67            4            24%       3         1/29/76<F6>
Charleston, SC<F5>                     WCIV       ABC<F7>     4/VHF     109            5            17%       3         1/29/76<F6>
Birmingham, AL<F8>                     WCFT/WJSU  ABC             -      51            6            11%       3            -
      Tuscaloosa<F5>                   WCFT       ABC        33/UHF     185            2            25%       1         3/15/96
      Anniston<F9>                     WJSU       ABC        40/UHF     201            2            26%       1            -

_________

<F1>     Represents market rank based on the Nielsen Station Index for November 1996.
<F2>     Represents the total number of commercial broadcast television stations in the DMA with an audience rating of at least 1% in the 7:00 a.m. to 1:00 a.m., Sunday through
         Saturday time period.
<F3>     Represents the station's share of total viewing of commercial broadcast television stations in the market for the time periods referenced or, if no time period is indicated, such share is based on 7:00 a.m. to 1:00 a.m., Sunday through Saturday.
<F4>     Represents the station's rank in the market based on its share of total viewing of commercial broadcast television stations in the market for the time periods referenced or, if no time period is indicated, such rank is based on 7:00 a.m. to 1:00 a.m.,
         Sunday through Saturday.
<F5>     Owned Station.
<F6>     WSET and WCIV have been indirectly owned and operated by Joe L. Allbritton since 1976.
         On March 1, 1996, WSET and WCIV became wholly owned subsidiaries of ACC.
<F7>     WCIV became affiliated with ABC beginning in August 1996.
<F8>     TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over both WCFT serving Tuscaloosa and WJSU (which TV Alabama operates pursuant to the Anniston
         LMA) serving Anniston. The market rank figures reflect the combined Birmingham, Tuscaloosa and
         Anniston markets; Nielsen assigns WCFT to the Tuscaloosa DMA (rank 185) and WJSU to the Anniston
         DMA (rank 201). Commercial competitors include stations in Birmingham, Tuscaloosa and Anniston.
<F9>     Operated Station.

BUSINESS AND OPERATING STRATEGY

    The Company's business strategy is to focus on building net operating revenues and net cash provided by operating activities (as defined by generally accepted accounting principles). The Company's net operating revenues have grown by 57.8% from Fiscal 1992 to Fiscal 1996.

    The Company intends to pursue selective acquisition opportunities as they arise. The Company's acquisition strategy is to target network-affiliated television stations where it believes it can successfully apply its operating strategy and where such stations can be acquired on attractive terms. Targets include midsized growth markets with what the Company believes to be advantageous business climates that include state capitals. Although the Company continues to review strategic investment and acquisition opportunities, no agreements or understandings are currently in place regarding any material investments or acquisitions.

    In addition, the Company constantly seeks to enhance net operating revenues at a marginal incremental cost through its use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 85 radio stations over five states.

    The Company's operating strategy focuses on four key elements:

    LOCAL NEWS AND COMMUNITY LEADERSHIP.   The Company's stations are
local news leaders and exploit the revenue potential associated with local news leadership. Since the acquisition of each station, the Company has focused on building each station's local market news programming franchise as the foundation to build significant audience share in local markets. In each of its markets, the Company develops additional information-oriented programming designed to expand the stations' hours of commercially valuable local news and other programming with relatively small incremental increases in operating expenses. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods adjacent to the news. In addition, management believes strong local news product has helped differentiate local broadcast stations from the increasing number of cable programming competitors that generally do not provide this material.

    HIGH QUALITY NON-NETWORK PROGRAMMING.   The Company's stations are
committed to attracting viewers through an array of syndicated and locally-produced programming to fill those periods of the broadcast day not programmed by the network. This programming is selected by the Company on its ability to attract audiences highly valued in terms of demographic makeup on a cost-effective basis and reflects a focused strategy to migrate and hold audiences from program to program throughout dayparts. Audiences highly valued in terms of demographic makeup include women aged 18-49 and all adults aged 25-54. The demographic groups are perceived by advertisers as ones with the majority of buying authority and decision-making in product selection.

    LOCAL SALES DEVELOPMENT EFFORTS.   The Company believes that
television stations with a strong local presence and active community relations can realize additional revenue from advertisers through the development and promotion of special programming and marketing events. Each of the Company's stations has developed such additional products, including high quality programming of local interest (such as University of Arkansas football and basketball games, Washington Redskins pre-season football games and related shows) and sponsored community events. These sponsored events have included health fairs, medical evaluations, job fairs, parades and athletic events and have provided advertisers, who are offered participation in such events, an opportunity to direct a marketing program to targeted audiences. These additional products have proven successful in attracting incremental advertising revenues. The stations also seek to maximize their local sales efforts through the use of extensive research and targeted demographic studies.

    COST CONTROL.   Management believes that controlling costs is an
essential factor in achieving and maintaining the profitability of its stations. The Company believes that by delivering highly targeted audience levels and controlling programming and operating costs, the Company's stations can achieve increased levels of revenue and operating cash flow. As the provider of ABC network programming in each of its markets, the Company has entered into long-term stable affiliation agreements. Further, each station rigorously manages its expenses through project accounting, a budgetary control process which includes daypart revenue analysis and industry category expense analysis. Moreover, each of the stations closely monitors its staffing levels.

OWNED AND/OR OPERATED STATIONS

WJLA: WASHINGTON, D.C.

    Acquired by the Company in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The Station's FCC license expires on October 1, 2001, although the FCC is in the process of revising its rules to implement the Telecommunications Act of 1996 (the
"Telecommunications Act") that requires extensions of license terms from five years to eight years. Once rules are implemented, the FCC license will expire on October 1, 2004. Washington, D.C. is the seventh largest DMA in the nation, with approximately 1,908,000 television households. The Company believes that this position historically permitted stations in this market to earn higher advertising rates than its other owned and operated stations because many national advertising campaigns generally concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington market is served by several commercial television stations. Approximately 54% of WJLA's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

WHTM: HARRISBURG-LANCASTER-YORK-LEBANON, PENNSYLVANIA

    Acquired by the Company in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The Station's FCC License expires August 1, 1999.
Harrisburg, Pennsylvania, which consists of nine contiguous counties located in Central Pennsylvania, is the 44th largest DMA in the nation, reaching approximately 579,000 television households. The Harrisburg market is served by five commercial television stations, one of which is a VHF station. Approximately 44% of WHTM's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources. Harrisburg is the capital of Pennsylvania and the government represents the area's largest employer.


KATV: LITTLE ROCK, ARKANSAS

    Acquired by the Company in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 1997. The Little
Rock, Arkansas market is the 57th largest DMA in the nation, with approximately 473,000 television households. The Little Rock market has a diversified economy, serving as the seat of state and local government, and also has a significant concentration of businesses in the medical services, transportation and insurance industries.
The Little Rock market is served by five commercial television stations. Approximately 46% of KATV's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

    Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2000, KATV launched ARSN in the fourth quarter of Fiscal 1994 by entering into programming sublicense agreements with a network of 85 radio stations over five states. Pay-per-view and home video rights are also controlled by ARSN.


KTUL: TULSA, OKLAHOMA

    Acquired by the Company in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005.
The Station's FCC license expires on June 1, 1998. Tulsa, Oklahoma is the 58th largest DMA in the nation, with approximately 459,000 television households. Because of the demographic characteristics of the Tulsa DMA, the Company believes many advertisers consider it an excellent national test market. Consequently, it believes KTUL derives incremental advertising revenues from advertisers seeking to test-market new products. The Tulsa market is served by six commercial television stations. Approximately 52% of KTUL's

24-hours of daily
broadcasting time consists of programming that is either locally produced or purchased from non-network sources.


WSET: ROANOKE-LYNCHBURG, VIRGINIA

    Acquired by the Company in 1996 through the Contribution, WSET is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on October 1, 2001, although the FCC is in the process of revising its rules to extend the expiration date to October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 67th largest DMA in the nation, with approximately 397,000 television households. Lynchburg's economy includes many high-tech manufacturers, cellular communications, nuclear energy and machinery. Danville's chief industries include textiles, tobacco processing, wood products and tire manufacturing. Roanoke is one of Virginia's largest metropolitan regions and a hub of transportation, finance and industry for the southwestern part of the state. The Lynchburg market is served by four commercial television stations. Approximately 52% of WSET's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.


WCIV: CHARLESTON, SOUTH CAROLINA

    Acquired by the Company in 1996 through the Contribution, WCIV is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. Until August 1996, it had been a NBC affiliate. The Station's FCC license expires on December 1, 2001, although the FCC is in the process of revising its rules to extend the expiration date to December 1, 2004. Charleston, South
Carolina is the 109th largest DMA in the nation with approximately 225,000 television households. Charleston's resurgent port economy has undergone significant change during the past four years, achieving economic diversification. Spending by the Department of Defense, however, is expected to continue to represent a significant portion of the local economy. Tourism has stabilized as the largest nonmilitary related industry, with about five million visitors annually and 34,000 related jobs, followed by medical and government. The Charleston market is served by five commercial television stations. Approximately 42% of WCIV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

WCFT/WJSU: BIRMINGHAM/TUSCALOOSA/ANNISTON, ALABAMA

    The Company acquired WCFT in March 1996 and also commenced operation of WJSU pursuant to the Anniston LMA in December 1995.
The Anniston LMA expires on December 29, 2005.  Both stations are
ABC affiliates pursuant to an affiliation agreement that expires on September 1, 2006. The FCC licenses for both stations expire on April 1, 1997. The applications for license renewal are pending. Birmingham, Alabama is the 51st largest DMA in the nation reaching approximately 526,000 television households. The combined markets of Birmingham, Tuscaloosa and Anniston are served by 8 commercial television stations.

    The Company serves the combined Birmingham/Tuscaloosa/Anniston market by simultaneously transmitting identical programming from its studio in Birmingham over both WCFT and WJSU. TV Alabama has constructed new studio facilities in Birmingham for the operation of both stations. The Company maintains a significant news and sales presence in both Tuscaloosa and Anniston, while at the same time retaining a news and sales presence in Birmingham. Approximately 40% of TV Alabama's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.


COMPETITION

    Competition in the television industry, including each of the markets in which the Company's stations compete, takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station's competitive position include signal coverage and assigned frequency. The television broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could possibly have a material adverse effect on the Company's operations.

    AUDIENCE: Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the Company's daily programming is supplied by the network with which each station is affiliated. In those periods, the stations are totally dependent upon the performance of the network programs in attracting viewers. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter or barter-only. Independent stations, the number of which has increased significantly over the past decade, have also emerged as viable competitors for television viewership share, particularly as the result of the availability of first-run network-quality programming from FOX.

    The development of alternative methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for programming originated on the cable system. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. To the extent cable operators elect to do so, their increased competition for local news audiences could have an adverse effect on the Company's advertising revenues.

    Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low-power, in-home satellite services. The Company's television stations also face competition from high-powered direct broadcast satellite services, such as DIRECT-TV, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers.

    Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels, or direct broadcast satellites are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very defined audiences is expected to alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

    PROGRAMMING: Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. The Company's stations compete against in-market broadcast station competitors for off-network reruns (such as "Home Improvement") and first-run product (such as "The Oprah Winfrey Show") for exclusive access to those programs. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry.

    ADVERTISING: Advertising rates are based upon the size of the market in which a station operates, the program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, the aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. The Company's television stations compete for advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company's television stations are located in highly competitive markets.


LEGISLATION AND REGULATION

    The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC under the Communications Act of 1934 (the "Communications Act"). Matters subject to FCC oversight include, but are not limited to, the assignment of frequency bands for broadcast television; the approval of a television station's frequency, location and operating power; the issuance, renewal, revocation or modification of a television station's FCC license; the approval of changes in the ownership or control of a television station's licensee; the regulation of equipment used by television stations and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations.

    The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies affecting broadcast television. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast television stations.

    LICENSE RENEWAL: Broadcast television licenses generally have been granted for maximum terms of five years. The Telecommunications Act has extended license terms to eight years. The FCC is in the process of revising its rules for the purpose of extending license terms. License terms are subject to renewal for additional terms upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act, the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing.

    In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, there can be no assurance that each of the

Company's broadcast licenses will be renewed in the future. All of the stations' existing licenses were renewed for full five-year terms and are currently in effect.

    PROGRAMMING AND OPERATION: The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees continue to be required to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In addition, most broadcast licensees, including the Company's licensees, must develop and implement equal employment opportunities programs and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a license renewal application. The FCC recently has adopted new rules pursuant to the Children's Television Act of 1990 that place additional obligations on television station operators for minimum amounts of programming specifically targeted for children as well as additional public information and reporting requirements.

    ADVANCED TELEVISION: The FCC has proposed the adoption of rules for implementing advanced, digital (including high-definition) television service ("ATV") in the United States. Implementation of ATV is intended to improve the technical quality of television.
Under certain circumstances, however, conversion to ATV operations may reduce a station's geographical coverage area. The FCC is considering an implementation proposal that would allot a second broadcast channel to each full-power commercial television station for ATV operation. Under the proposal, stations would be required to phase in their ATV operations on the second channel over an approximately nine-year period following the adoption of a final table of allotments and to surrender their non-ATV channel six years later. Recently, there has been consideration by the FCC of further shortening the transition period. Implementation of advanced television service may impose additional costs on television stations providing the new service, due to increased equipment costs, and may affect the competitive nature of the markets in which the Company operates if competing stations adopt and implement the new technology before the Company's stations.
The FCC has adopted tandards for the transmission of advanced television signals. These standards will serve as the basis for the phased conversion to digital transmission.

    NETWORK/AFFILIATE PROGRAMMING RULES: The FCC has issued a notice of proposed rulemaking which seeks to review and update five
Commission rules governing the relationship between broadcast networks and their affiliates with respect to programming. The "right to reject" rule provides that affiliation arrangements between a broadcast network and a broadcast licensee generally must permit the licensee to reject programming provided by the network.
In its notice, the FCC proposes to clarify that the right to reject rule, does not give stations the right to reject programming based solely on financial considerations. The "time option" rule prohibits arrangements whereby a network reserves an option to use specified amounts of an affiliate's broadcast time without committing to use that time. The notice proposes to modify the rule by eliminating the outright prohibition on time optioning but require that networks give affiliates a particular amount of advance notice if they are going to use an optioned time slot. The "exclusive affiliation" rule prohibits arrangements that forbid an affiliate from broadcasting the programming of another network. The notice proposes to eliminate this rule, at least in large markets.
The "dual network" rule generally prevents a single entity from owning more than one broadcast television network. The FCC seeks comment on the applicability of this rule in light of changes in the broadcasting industry but has not proposed a change to the rule. The "network territorial exclusivity" rule proscribes both arrangements whereby a network affiliate can prevent other stations in its community from broadcasting programming the affiliate rejects and arrangements that inhibit the ability of stations outside the affiliate's community to broadcast network programming.
The FCC proposes to eliminate this rule. Repeal or modification of these rules may restrict the ability of the Company to reject programming provided by their affiliated networks, inhibit the ability of stations to broadcast the programming of non-affiliated networks, reduce the bargaining power of television licensees vis-a-vis the television networks and interfere with the planning of programming by the Company.

    OWNERSHIP MATTERS: The Communications Act contains a number of restrictions on the ownership and control of broadcast licenses. Together with the FCC's rules, it places limitations on alien ownership; common ownership of broadcast, cable and newspaper properties; ownership by those not having the requisite "character" qualifications and those persons holding "attributable" interests in the license.

    The FCC's television national multiple ownership rules limit the audience reach of television stations in which any entity may hold an attributable interest to 35 percent of total United States audience reach. The FCC's television multiple ownership local contour overlap rule, the "Duopoly" rule, generally prohibits ownership of attributable interests by a single entity in two or more television stations which serve the same geographic market.
The Telecommunications Act directs the FCC to reevaluate its local ownership rules to consider potential modifications permitting ownership of more than one station in a market. The FCC has proposed to redefine the market for purposes of the Duopoly rule from a station's "Grade B" contour to its DMA so long as there is no "Grade A" overlap in signals of the two stations. The FCC also seeks comment on whether ownership of two UHF stations or a UHF/VHF combination should be permissible.

    The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. When applying its multiple ownership or cross-ownership rules, the FCC generally attributes the interests of corporate licensees to the holders of corporate interests as follows: (i) any voting interest amounting to five percent or more of the outstanding voting power of the corporate broadcast licensee generally will be attributable; (ii) in general, no minority voting stock interests will be attributable if there is a single holder of more than fifty percent of the outstanding voting power of a corporate broadcast licensee and (iii) in general, certain investment companies, insurance companies and banks holding stock through their trust departments in trust accounts will be considered to have an attributable interest only if they hold ten percent or more of the outstanding voting power of a corporate broadcast licensee. Furthermore, corporate officers and directors and general partners and uninsulated limited partners of partnerships are personally attributed with the media interests of the corporations or partnerships of which they are officers, directors or partners. In the case of corporations controlling broadcast licenses through one or more intermediate entities, similar attribution standards generally apply to stockholders, officers and directors of such corporations.

    The FCC is conducting rulemaking proceedings to determine whether it should relax rules to facilitate greater minority and female ownership of broadcasting facilities and whether it should modify its rules by (i) restricting the availability of the single majority shareholder exemption, (ii) attributing certain interests such as non-voting stock, debt and holdings in limited liability companies and (iii) changing the attribution benchmarks. The
Company cannot predict the outcome of these proceedings or how they will affect the Company's business. In light of the FCC's multiple ownership and cross-ownership rules, an individual or entity that acquires an attributable interest in the Company may violate the FCC's rules if that acquirer also has an attributable interest in other television or radio stations, or in cable television systems or daily newspapers, depending on the number and location of those radio or television stations, cable television systems or daily newspapers. Such an acquirer also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If an individual or entity with an attributable interest in the Company violates any of these ownership rules, the Company may be unable to obtain from the FCC the authorizations needed to conduct its television station business, may be unable to obtain FCC consents for certain future acquisitions, may not be able to obtain renewals of its licenses and may be subject to other material adverse consequences.

    Under its "cross-interest policy," the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the FCC's ownership rules do not specifically prohibit these relationships. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests but requires that the FCC consider whether, in a particular market, the "meaningful" relationships among competitors could have a significant adverse effect upon economic competition or program diversity. Neither the Company nor, to the best of the Company's knowledge, any officer, director or shareholder of the Company holds an interest in another radio or television station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

    Related to the Duopoly rule, the FCC has proposed the adoption of rules that would modify the current treatment of the control and ownership attribution with respect to LMAs entered into by television stations. The FCC proposes that time brokerage of any other television station in the same market for more than fifteen percent of the brokered station's weekly broadcast hours would result in counting the brokered station toward the brokering licensee's national and local multiple ownership limits. The FCC has proposed that LMAs in existence prior to November 6, 1996 be grandfathered for the length of their terms so as not to place owners of stations in violation of the rules if such owners also operate another station pursuant to such LMAs. Although the Company cannot predict the outcome of this proceeding, if the local multiple ownership rules are not relaxed as proposed, attribution could preclude television LMAs in any market where the time broker owns or has an attributable interest in another television station. Changes by the FCC in its current policy regarding LMAs for television stations could potentially have a material adverse effect on the Anniston LMA.

    ADDITIONAL COMPETITION IN THE VIDEO SERVICES INDUSTRY: The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Although the Company cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcast industry in which the Company operates.

    In addition to the changes noted above, the Telecommunications Act makes many other changes to the legal structure governing the telecommunications industry. At this time the Company is unable to predict the nature or extent to which the new law will impact the Company. This is due to many factors, including a lack of clarity in the drafting of the legislation itself, the potential for judicial interpretation and invalidation of specific provisions of the legislation, and the fact that many of the provisions of the Act are subject to future interpretation and implementation by the FCC.

    OTHER LEGISLATION: Finally, Congress and the FCC have under consideration, and in the future may consider and adopt, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's stations and/or affect the ability of the Company to acquire or finance additional broadcast stations.

EMPLOYEES

    As of September 30, 1996, the Company employed in full-time positions 770 persons, including 178 at WJLA, 111 at KATV, 99 at KTUL, 90 at WHTM, 119 at WCFT/WJSU, 88 at WSET, 74 at WCIV and 11 in the corporate office. Of the employees at WJLA, 108 are represented by three unions: The American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") and the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The AFTRA contract expired on May 31, 1996. The DGA contract expired July 15, 1996. The NABET/CWA contract expired June 1, 1995. Members of these unions have been working without a contract since that time. WJLA management is in the process of negotiating new contracts and anticipates resolving the outstanding issues without any material adverse impact to the station. No employees of the Company's other owned and/or operated stations are represented by unions. The Company believes its relations with its employees are satisfactory.


ENVIRONMENTAL MATTERS

    The Company is subject to changing federal, state and local environmental standards, including those governing the handling and disposal of solid and hazardous wastes, discharges to the air and water, and the remediation of contamination associated with releases of hazardous substances. The Company believes that it is in material compliance with current environmental standards.

    In particular, the Company is subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and analogous state laws for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. Courts have determined that liability under these laws is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances.

    WCIV is currently involved in remediating contamination associated with releases of hazardous substances at its transmitter site. In
September 1994, approximately 2,000 gallons of heating oil spilled from an above-ground tank on the premises of WCIV. With the assistance of environmental consultants, WCIV has undertaken remediation of the contamination by installing wells for recovery of free product and monitoring wells. Based upon the scope of the remediation required as determined by the environmental consultants, the Company has estimated that any remaining costs associated with the monitoring wells and related testing are nominal. However, there can be no assurance that the South Carolina Department of Health and Environmental Control will not require further remedial activities.

In October 1994, the Pennsylvania Department of Environmental Resources (the "Pennsylvania Department") notified WHTM that it should remediate soils and groundwater believed to be adversely affected by contamination associated with an underground tank. The station's environmental consultant has advised the Pennsylvania Department that it appears that contamination remaining on WHTM's property did not emanate from its underground tank, which has been removed, but is from an offsite source and that there is no threat to human health or the environment which requires remediation; the matter remains unresolved.

    In August 1995, concentrations of certain metals including arsenic, barium, chromium and lead in the soil of a septic leach field, were discovered on the property of WCFT. The Company has been advised that these concentrations are in the range of background concentrations for the area. The State of Alabama is in the process of developing cleanup standards relating to such concentrations of metal and it is therefore uncertain what, if any, remediation will be necessary.

    Although there can be no assurance of the final resolution of these matters, the Company does not believe that the amount of its liability at these properties individually, or in the aggregate, will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                ITEM 2.  PROPERTIES


    The Company maintains its corporate headquarters in Washington, D.C., occupying newly renovated leased office space of approximately 8,000 square feet.

    The types of properties required to support each of the stations include offices, studios, transmitter sites and antenna sites. The stations' studios are co-located with their office space while transmitter sites and antenna sites are generally located away from the studios in locations determined to provide maximum market signal coverage.

    KATV's broadcast tower, which met non-governmental wind-loading standards when built, does not meet the current guidelines for wind-loading on broadcast towers adopted in 1992. Because standards were modified subsequent to the tower construction, KATV's tower is "grandfathered" under the prior guidelines. Engineering studies, however, indicate that the tower may be significantly overstressed under the revised guidelines, particularly at sustained winds of 70 miles per hour and at risk of failing in such sustained winds. KATV has taken steps to limit access to the area around the tower and to avoid work on the tower during windy conditions. KATV has selected a contractor to make structural modifications to the tower and estimates that it will cost approximately $450,000 to bring the tower within current guidelines. The owner of KETS-TV, which has an antenna on the tower, has received a grant from the National Telecommunications and Information Administration in the Department of Commerce for matching funds to help offset the costs of tower modification. In the event the tower failed prior to completion of structural modifications, KATV would seek to continue transmission by direct fiber feeds to cable television systems and temporary leased space on another neighboring broadcast tower, although there can be no assurance that such an alternative would be available at such time.

    The following table describes the general characteristics of the Company's principal real property:


                                                                        Lease
                                                    Approximate       Expiration
Facility      Market/Use             Ownership         Size              Date
--------      ----------             ---------      -----------       ----------

WJLA         Washington, D.C.
             Office/Studio            Leased        88,828 sq. ft.    11/31/03
             Tower/Transmitter        Joint        108,000 sq. ft.      N/A
                                      Venture


WHTM         Harrisburg, PA
             Office/Studio            Owned        14,000 sq. ft.       N/A
             Tower/Transmitter        Owned        2,801 sq. ft.        N/A
             Adjacent Land            Leased       6,808 sq. ft.      10/31/00


KATV         Little Rock, AR
             Office/Studio            Owned        20,500 sq. ft.       N/A
             Tower/Transmitter        Owned        188 Acres            N/A
             Adjacent                 Owned        10,000 sq. ft.       N/A
             Theater                  Owned        67,400 sq. ft.       N/A
             Annex/Garage

KTUL         Tulsa, OK
             Office/Studio            Owned        13,520 sq. ft.       N/A
             Tower/Transmitter        Owned        160 acres            N/A
             Tower                    Leased       1 acre             5/30/05


WSET         Lynchburg, VA
             Office/Studio            Owned        15,500 sq. ft.       N/A
             Tower/Transmitter        Owned        2,700 sq. ft.        N/A


WCIV         Mt. Pleasant, SC
             Office/Studio            Owned        21,700 sq. ft.       N/A
             Tower/Transmitter        Leased       2,000 sq. ft.        8/31/06


WCFT/WJSU<F1> Birmingham, AL
              Office/Studio          Leased       26,357 sq.ft         9/30/06
              Satellite Dish Farm    Leased       0.5 acres            9/30/06
              Tower land-Little Peak Leased       2 acres              8/04/16
              Tower/Relay-Pelham     Leased       .08 acres            10/31/01

              Tuscaloosa, AL
              Office/Studio          Owned        9,475 sq. ft.          N/A
              Tower/Transmitter      Owned        10.5 acres             N/A
              Tower/Transmitter      Leased       134.3 acres            4/30/06

              Anniston, AL<F2>
              Office/Studio          Leased        7,273 sq. ft.       6 months notice
              Tower/Transmitter      Owned        1.7 acres              N/A
              Gadsden Office         Leased       1,000 sq. ft.          Monthly

__________

<F1>     TV Alabama uses the pre-existing facilities of WCFT and WJSU to operate news and sales bureaus in the Tuscaloosa and Anniston markets.
<F2>     Although TV Alabama is currently operating these properties under the
         Anniston LMA, RKZ is the owner and lessee.

        ITEM 3.  LEGAL PROCEEDINGS


    The Company currently and from time to time is involved in litigation incidental to the conduct of its business, including suits based on defamation. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, if decided adverse to the Company, would be likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

    In October 1995, a former employee of WJLA filed a lawsuit against WJLA in The Superior Court for the District of Columbia alleging discrimination under the District of Columbia Human Rights Statute and breach of the implied covenant of good faith and fair dealing under District of Columbia law. The lawsuit sought $10,000,000 in actual damages and $2,000,000 in punitive damages from WJLA.
Summary judgment was rendered in favor of WJLA on December 11, 1996. The decision is appealable, although no appeal has yet been filed.


        ITEM 4.  SUBMISSION OF MATTERS TO A
             VOTE OF SECURITY HOLDERS

Not Applicable.

                          PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Not Applicable.

    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



    The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. The selected consolidated financial data for the fiscal years ended September
30, 1992, 1993, 1994, 1995 and 1996 are derived from the Company's audited Consolidated Financial Statements.


                                                      Fiscal Year Ended September 30,
                                           -----------------------------------------------------
                                            1992        1993       1994       1995       1996
                                           ------      ------     ------     ------     ------
                                                         (Dollars in thousands)
Statement of Operations Data<F1>:
Operating revenues, net                     $98,562     $109,867   $125,830   $138,151   $155,573
Television operating expenses,
    excluding depreciation and
    amortization                             62,223       65,533     67,745     75,199     92,320
Depreciation and amortization                 6,631        5,771      5,122      4,752     10,257
Corporate expenses                            2,268        3,231      4,250      3,753      5,112
Operating income                             27,440       35,332     48,713     54,447     47,884
Interest expense                             22,138       22,336     22,303     22,708     35,222
Interest income                               2,514        2,408      2,292      2,338      3,244
Income before extraordinary
    items and cumulative
    effect of changes in
    accounting                                3,684        7,586     17,360     19,909      8,293
Extraordinary items<F2>                     (19,625)       1,485       --         --       (7,750)
Cumulative effect of changes in
    accounting<F3>                             --           (523)     3,150       --         --
Net (loss) income                           (15,941)       8,548     20,510     19,909        543


                                                            As of September 30,
                                           -----------------------------------------------------
                                            1992        1993       1994       1995       1996
                                           ------      ------     ------     ------     ------
                                                         (Dollars in thousands)
Balance Sheet Data <F1>:
Total assets                                $97,461     $91,218    $94,079    $99,605    $281,778
Total debt<F4>                              199,336     197,154    199,473    198,919     402,993
Redeemable preferred stock<F5>                  168         168        168        168        --
Stockholder's investment                   (129,266)   (138,288)  (136,961)  (133,879)   (172,392)


                                                      Fiscal Year Ended September 30,
                                           -----------------------------------------------------
                                            1992        1993       1994       1995       1996
                                           ------      ------     ------     ------     ------
                                                         (Dollars in thousands)
Financial Ratios and Other Data<F1>:
Operating Cash Flow<F6>                     $34,071     $41,103    $53,835    $59,199    $58,141
Operating Cash Flow Margin<F7>                 34.6%       37.4%      42.8%      42.9%      37.4%
Capital expenditures                          1,797       1,972      3,264      2,777     20,838

<F1>     The consolidated statement of operations data, balance sheet data and financial ratios and other data as of and for the year ended September 30, 1996 include the effects of significant transactions consummated by the Company during the year that impact the comparability of such data to previous years.  Such transactions include the effects of a $275,000,000 offering of 9.75%
         Senior Subordinated Debentures due 2007 issued at a discount of $1,375,000, the acquisitions of 80%
         of the net assets of WHTM and WCFT, the Anniston LMA and Anniston Option, the early repayment of approximately $74,704,000 in debt, and payment of a prepayment penalty on such debt of $12,934,000.
         These transactions are discussed in Management's Discussion and Analysis of Financial Condition and
         Results of Operations as well as Notes 3 and 6 of Notes to Consolidated Financial Statements.
         See "Business-The Company".
<F2>     The extraordinary loss during Fiscal 1992 resulted from a $20,089,000 loss on early repayment of long-term debt, net of tax, offset by a $464,000 gain on utilization of net operating loss carryforwards for state income tax reporting purposes. The extraordinary gain during Fiscal 1993 resulted from the use of net operating loss carryforwards and carrybacks for state income tax reporting purposes.  The extraordinary loss during Fiscal 1996 resulted from a $7,750,000 loss, net of tax, on the early repayment of long-term debt.  See Note 6 of Notes to
         Consolidated Financial Statements.
<F3>     As required by generally accepted accounting principles, the Company changed its method of accounting for nonpension postretirement benefits during Fiscal 1993 and its method of accounting for income taxes during Fiscal 1994.
<F4>     Total debt is defined as long-term debt (including the current portion thereof, and net of discount), short-term debt and capital lease obligations.
<F5>     In September 1996, the Company purchased for cash the Series A redeemable preferred stock at its redemption value of $168,000.
<F6>     "Operating Cash Flow" is defined as operating income plus depreciation and amortization. Programming expenses are included in television operating expenses. The Company has included Operating Cash Flow data because it understands that such data are used by investors to measure a company's ability to fund its operations and service debt.  Operating Cash Flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Consolidated
         Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for net income or cash flows from operating activities.
<F7>     "Operating Cash Flow Margin" is defined as Operating Cash Flow as a percentage of operating revenues, net.

               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    The Company owns and operates seven ABC network-affiliated television stations, WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina and WCFT in Tuscaloosa, Alabama. The Company also operates the ABC network affiliate WJSU in Anniston, Alabama under the Anniston LMA. Prior to August 21, 1996, WCIV was an NBC network-affiliated station.

    The operating revenues of the Company are derived from local and national advertisers and, to a much lesser extent, from the networks and program syndicators for the broadcast of programming and from commercial production and tower rental activities. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, news gathering, production, promotion and the solicitation of advertising.

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

    Most advertising contracts generally run only for a few weeks. A large portion of the Company's revenues is generated from local and regional advertising, which is sold primarily by sales personnel, and the remainder of the advertising revenues represents national advertising, which is sold by independent national advertising sales representatives. The Company generally pays commissions to advertising agencies for local/regional and national advertising, to the national sales representative for national advertising and to the Company's sales representatives for local/regional advertising.

    The Company's advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The Company's operating expenses are spread evenly throughout the year so that the fluctuation in operating results is generally related to the fluctuation in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during the Company's first fiscal quarter. Years in which Olympic Games are held also cause cyclical fluctuation in operating results depending on which television network is carrying Olympic coverage.

    The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because the Company relies on sales of advertising time for substantially all of its revenues, its operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which the Company's stations operate. For Fiscal 1995 and 1996, WJLA accounted for more than half of the Company's total revenues. As a result, the Company's results of operations are highly dependent on WJLA and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which the Company's stations operate.

ANNISTON LMA, ANNISTON OPTION AND ACQUISITIONS

    On December 29, 1995, the Company, through an 80%-owned subsidiary, entered into the ten-year Anniston LMA with RKZ, which owns WJSU, a television station currently operating in Anniston, Alabama. The Anniston LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to RKZ. The operating revenues and expenses of WJSU are therefore included in the Company's consolidated financial statements since December 29, 1995. The RLA Revocable Trust, created for the benefit of Robert Allbritton, owns the remaining 20% interest in the subsidiary which holds the Anniston LMA. Robert Allbritton is a director and officer of the Company and is the son of Joe L. Allbritton.

     In connection with the Anniston LMA, the Company entered into the Anniston Option to acquire the assets of WJSU. The Company paid
$10,000,000 for the Anniston Option which is exercisable over a ten-year period for an additional $2,000,000 upon a change in current regulations or a waiver permitting common ownership of WCFT and WJSU. The Anniston Option also requires additional consideration of up to $6,700,000 upon the occurrence of certain specified events. On December 16, 1996, regulatory approval was received to move WJSU's tower to a new location which satisfied the contingent consideration requirement. Accordingly, the Company is required to pay additional consideration for the Anniston Option of $5,348,000 in January 1997 and $1,337,000 upon exercise of the Anniston Option.

    In March 1996, the Company acquired an 80% interest in the assets and certain liabilities of WHTM and WCFT for approximately $115,475,000 and $20,182,000, respectively (the "Acquisitions").
The Acquisitions were accounted for as purchases and accordingly, the cost of the acquired entities was assigned to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values at the respective dates of the purchases. The results of operations of WHTM and WCFT are included for the period subsequent to the acquisitions. The RLA Revocable Trust owns the remaining 20% interest in the net assets of WHTM and WCFT.

    References to the "New Stations" in Management's Discussion and Analysis of Financial Condition and Results of Operations are to WHTM, WCFT and WJSU as operated under the Anniston LMA.


FINANCING

    On February 6, 1996, the Company completed the offering of its $275,000,000 9.75% Senior Subordinated Debentures due 2007 (the "9.75% Debentures"), issued at a discount of $1,375,000. Principal is payable at maturity. The proceeds from the offering of the 9.75% Debentures were used to finance the acquisitions of WHTM and WCFT for $135,657,000, acquire the Anniston Option for $10,000,000, repay approximately $74,704,000 of debt which was outstanding under senior secured promissory notes and other credit agreements, and pay a related prepayment penalty of $12,934,000, incurring a related loss, net of income tax benefit, of $7,750,000 on the early repayment. Additionally, in connection with the Contribution, the Company made a cash advance of $6,600,000 to Westfield, an affiliate, to repay certain indebtedness of which WSET was a guarantor. The remaining net proceeds were retained by the Company for working capital and general corporate purposes.


OPERATING REVENUES

    The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the last three fiscal years, and the percentage contribution of each to the total broadcast revenues of the Company, before fees.

                                      FISCAL YEAR ENDED SEPTEMBER 30,

                                1994               1995               1996
                           AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT
                                       (DOLLARS IN THOUSANDS)
Local/regional<F1>        $59,729    46.2%   $67,228    47.3%   $77,248    48.0%
National<F2>               56,122    43.5%    59,930    42.2%    64,277    40.0%
Network
   compensation<F3>         2,621     2.0%     2,623     1.9%     5,443     3.4%
Political<F4>               3,408     2.6%     3,320     2.3%     3,160     2.0%
Trade and barter<F5>        5,519     4.3%     5,897     4.2%     7,119     4.4%
Other revenues<F6>          1,745     1.4%     3,022     2.1%     3,489     2.2%
                           ------    ----     ------    ----     ------    ----
         Broadcast
            revenues      129,144   100.0%   142,020   100.0%   160,736   100.0%
                                    ======             ======             ======
Fees<F7>                   (3,976)            (4,789)            (5,541)
                          --------           --------           --------
Broadcast revenue, net
   of fees                125,168            137,231            155,195
Non-broadcast
   revenues<F8>               662                920                378
                          -------            -------            -------
   Total operating
   revenues, net         $125,830           $138,151           $155,573

                         ========           ========           ========


__________

<F1>     Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers.
<F2>     Represents sale of advertising time to agencies representing national advertisers.
<F3>     Represents payment by networks for broadcasting or promoting network programming.
<F4>     Represents sale of advertising time to political advertisers.
<F5>     Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
<F6>     Represents miscellaneous revenue, principally receipts from tower rental, production of commercials and revenue from the ARSN (primarily in Fiscal 1995 and 1996).
<F7>     Represents fees paid to national sales representatives and fees paid for music licenses.
<F8>     Represents revenues from program syndication sales and other miscellaneous non-broadcast revenues.


    Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing almost 90% of the Company's total broadcast revenues in each of the last three fiscal years. Although the total percentage contribution of local/regional and national advertising has been relatively constant over such period, the growth rate of local/regional and national advertising revenues varies annually based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets. Local/regional advertising revenues increased 9.1%, 12.6% and 14.9% in Fiscal
1994, 1995 and 1996, respectively; and national advertising revenues increased 18.4%, 6.8% and 7.3% during the same respective periods. Each other individual category of revenues represented less than 5.0% of the Company's total revenues for each of the last three fiscal years.

    The Company's largest category of advertiser for Fiscal 1995 and 1996 was automotive, accounting for 23.8% and 24.9% of total broadcast revenues, respectively. No individual advertiser accounted for more than 5.0% of the Company's broadcast revenues in Fiscal 1995 and 1996.

RESULTS OF OPERATIONS-FISCAL 1995 COMPARED TO FISCAL 1996

    Set forth below are selected consolidated financial data for Fiscal 1995 and 1996, respectively, and the percentage change between the years.

                                                   FISCAL YEAR ENDED SEPTEMBER 30,

                                                                        Percentage
                                                   1995        1996       Change
                                                  ------      ------   ----------
                                                      (DOLLARS IN THOUSANDS)
Operating revenues, net                           $138,151     $155,573    12.6%

Total operating expense                             83,704      107,689    28.7%

Operating income                                    54,447       47,884   (12.1)%

Nonoperating expenses, net                          20,603       33,079    60.6%

Income taxes                                        13,935        7,812   (43.9)%

Income before extraordinary item                    19,909        8,293   (58.3)%

Extraordinary item, net of income tax benefit         --          7,750     --

Net income                                          19,909          543   (97.3)%


NET OPERATING REVENUES

    Net operating revenues for Fiscal 1996 totaled $155,573,000, an increase of $17,422,000, or 12.6%, as compared to Fiscal 1995. The New Stations accounted for $14,916,000, or 85.6%, of the increase. The increase was primarily due to a $14,367,000 or 11.3% increase in local/regional and national advertising and a $2,820,000, or 107.5% increase in network compensation compared to Fiscal 1995. The increase in local/regional advertising revenue of $10,020,000, or 14.9%, over the Fiscal 1995 level is largely attributable to $8,035,000 of local/regional advertising revenue generated by the New Stations, coupled with increased local/regional advertising revenue principally in the Little Rock, Tulsa and Charleston markets which management attributes to an increase in total market revenues and to certain changes in the competitive environment including, in Charleston, advertising revenue increases from strong NBC prime time ratings and the summer Olympics.

    The increase in national advertising revenue of $4,347,000, or 7.3%, over the Fiscal 1995 level is largely attributable to $5,525,000 of national advertising generated by the New Stations, offset principally by a weakening of the Washington, D.C. market for national advertisers. Management believes that the market for national spot revenue in Washington, D.C. will improve slightly in Fiscal 1997 as a result of an improved economic environment and maintenance of WJLA's market share of national spot revenues, although there can be no assurance that this will be the case.

    Increased network compensation revenue of $2,820,000, or 107.5%, over the Fiscal 1995 level is primarily attributable to a new ten-year affiliation agreement with ABC effective April 1996, with certain increases retroactive to August 1995. The new network compensation agreement will increase annual network compensation by approximately $2,200,000 from the Fiscal 1995 level. This new compensation agreement, and to a lesser extent the incremental network compensation attributable to the New Stations, accounts for the increase in the Fiscal 1996 network compensation.


TOTAL OPERATING EXPENSES

    Total operating expenses in Fiscal 1996 were $107,689,000, an increase of $23,985,000 or 28.7%, when compared to total operating expenses of $83,704,000 in Fiscal 1995. Operating expenses, excluding the New Stations, increased 9.0% from Fiscal 1995. Television operating expenses (before depreciation, amortization and corporate expenses) totaled $92,320,000 in Fiscal 1996, an increase of $17,121,000, or 22.8%, when compared to television operating expenses of $75,199,000 in Fiscal 1995. Television operating expenses of the New Stations accounted for approximately 63.4% of the increase. The remaining increase in television operating expenses was due to increases in programming and news expenses. The increase in programming expense relates primarily to an increase in programming costs from the renewal of certain long-term program contracts primarily at WJLA, KATV and WSET. The increase in news expense was primarily due to increased staffing and other news related expenses such as research and set design. WJLA accounted for a majority of the programming and news expense increase. The Fiscal 1996 programming and local news expense trends are consistent with the Company's operating strategy which emphasizes local news leadership in each of its markets and the airing of high-quality non-network programming to fill those periods of the broadcast day not programmed by the network. The operating strategy as implemented in 1996 is reflected in the establishment of a news bureau in York, Pennsylvania to expand the WHTM news coverage and the hiring of well-known news personalities in the Birmingham market.

    Depreciation and amortization expense of $10,257,000 in Fiscal 1996 increased $5,505,000 or 115.8%, from $4,752,000 in Fiscal 1995 primarily as a result of the increased level of depreciable assets and intangible assets resulting principally from the acquisitions of WHTM and WCFT, the Anniston Option and capital equipment and leasehold improvements associated with the new studio in Birmingham and transmission facilities in Tuscaloosa.

    Corporate expenses were $5,112,000 in Fiscal 1996, an increase of $1,359,000, or 36.2%, compared to $3,753,000 in Fiscal 1995. The increase was due to increases in various expenses including compensation, consulting, audit and charitable contributions.

OPERATING INCOME

    For Fiscal 1996, operating income of $47,884,000 decreased by $6,563,000, or 12.1%, compared to operating income of $54,447,000 in Fiscal 1995. The decrease is due to increased revenue from the existing stations and the New Stations offset by increased operating, depreciation, amortization and Corporate expenses, as discussed above.


NONOPERATING EXPENSES, NET

    Interest expense of $35,222,000 for Fiscal 1996 increased by $12,514,000, or 55.1% from $22,708,000 in Fiscal 1995. The increase is attributable to increased interest expense from the issuance of $275,000,000 of the 9.75% Debentures together with higher average working capital debt balances and interest rates during the first two quarters of Fiscal 1996 compared to the same periods in the prior year. The average amount of debt outstanding and the average interest rate on such debt for Fiscal 1996 and 1995 approximated $324,824,000 and 10.5%, and $200,176,000 and 11.2%,
respectively.

    Interest income of $3,244,000 in Fiscal 1996 increased $906,000, or 38.8% as compared to interest income of $2,338,000 in Fiscal
1995. The increase was primarily due to investment interest earned from investing excess proceeds from the sale of the 9.75%
Debentures.


INCOME TAXES

    Income taxes in Fiscal 1996 of $7,812,000 decreased by $6,123,000, or 43.9%, when compared to income taxes of $13,935,000 in Fiscal
1995. The decrease in income taxes is principally attributable to a decrease in income before taxes of $19,039,000.


EXTRAORDINARY LOSS ON EARLY REPAYMENT OF DEBT

    During Fiscal 1996, the Company incurred an extraordinary loss of $7,750,000, net of income tax benefit, due to a prepayment penalty of $12,934,000 in conjunction with the early repayment of $63,500,000 of debt.

NET INCOME

    Net income for Fiscal 1996 of $543,000 decreased by $19,366,000, or 97.3%, when compared to net income of $19,909,000 in Fiscal
1995. The decrease in net income is attributed primarily to a decrease in income from operations of $6,563,000, an increase in interest expense of $12,514,000, an increase in interest income of $906,000, a decrease in income taxes of $6,123,000, and the extraordinary charge for early repayment of debt, net of tax benefit, of $7,750,000. Income before extraordinary loss in Fiscal 1996 was $8,293,000, a decrease of $11,616,000, or 58.3%, as compared to Fiscal 1995.


UNAUDITED PRO FORMA RESULTS OF OPERATIONS


    The following reflects the unaudited pro forma consolidated results of operations as if the offering of the $275,000,000 9.75% Debentures and the application of net proceeds (including the Acquisitions and Anniston LMA) had occurred at the beginning of the respective periods.


                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                            (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)
                                   --------------------------------
                                     1995         1996    Percentage
                                                            Change

                                       (DOLLARS IN THOUSANDS)
Operating revenues, net            $162,300     $164,933      1.6%

Total operating expense             105,818      116,774     10.4%

Operating income                     56,483       48,159    (14.7)%

Income taxes                          8,146        5,717    (29.8)%

Income before extraordinary item      9,679        4,204    (56.6)%

Net income (loss)                     1,929       (3,546)  (283.8)%




    Assuming that the offering of the 9.75% Debentures and the application of net proceeds thereof occurred at the beginning of
Fiscal 1995 and 1996, respectively, net operating revenues for
Fiscal 1996 stated on an unaudited pro forma basis would have totaled $164,933,000, an increase of $2,633,000, or 1.6%, as compared to Fiscal 1995 on an unaudited pro forma basis.  This increase is attributable to a $2,506,000, or 1.8% increase in net operating revenue excluding the New Stations and a $126,000, or .5%
increase in operating revenue from the New Stations.  Total
operating expenses for Fiscal 1996 stated on an unaudited pro forma basis totaled $116,774,000, an increase of $10,956,000, or 10.4%,
over the unaudited pro forma Fiscal 1995 level.   This
increase is directly attributable to the increased operating expenses of $7,557,000, or 9.0%, excluding the New Stations and $3,399,000, or 15.4%, for the New Stations. The increase in operating expenses is principally due to increases in programming costs, salaries and wages, news research costs, set design costs, consulting and charitable contributions at existing stations as well as costs associated with implementing the Company's operating strategy related to the Anniston
LMA and the Acquisitions. Increases in operating expenses at the New Stations related primarily to salaries and wages of new employees hired and other costs associated with establishing and operating the new Birmingham facility.

    Operating income for Fiscal 1996, stated on an unaudited pro forma basis, totaled $48,159,000, a decrease of $8,324,000, or 14.7%, compared to Fiscal 1995 stated on an unaudited pro forma basis.
The decrease in operating income is attributable to the factors causing the increase in unaudited pro forma operating revenues and expenses as previously discussed. The net loss for Fiscal 1996 stated on an unaudited pro forma basis was $3,546,000, a decrease of $5,475,000, or 283.8% as compared to Fiscal 1995 stated on an unaudited pro forma basis. The decrease is principally attributable to the factors discussed above.


BALANCE SHEET

    Significant balance sheet fluctuations from September 30, 1995 to September 30, 1996 consist of increased cash and cash equivalents, accounts receivable, program rights, program rights payable, property, plant and equipment, intangible assets, deferred financing costs, accounts payable, accrued expenses, accrued interest payable, and long-term debt, offset by decreases in current notes payable. The increases in program rights and program rights payable are the result of new program rights and program contracts assumed in the Acquisitions. Distributions to owners increased due primarily to cash advances made during Fiscal 1996 offset by an $18,371,000 noncash dividend declared by WSET and WCIV. The other changes are primarily the result of the Acquisitions, the $275,000,000 offering of the 9.75% Debentures, and new capital leases to fund capital expenditures, primarily in Birmingham, Alabama.

RESULTS OF OPERATIONS--FISCAL 1995 COMPARED TO FISCAL 1994

    Set forth below are selected consolidated financial data for Fiscal 1995 and 1994, respectively, and the percentage change between the years.


                        FISCAL YEAR ENDED SEPTEMBER 30,

                                                         Percentage
                                     1994      1995      Change


                                        (DOLLARS IN THOUSANDS)

Operating revenues, net            $125,830    $138,151    9.8%

Total operating expenses             77,117      83,704    8.5%

Operating income                     48,713      54,447   11.8%

Nonoperating expenses, net           18,781      20,603    9.7%

Income taxes                         12,572      13,935   10.8%

Net income                           20,510      19,909   (2.9%)

NET OPERATING REVENUES

    Net operating revenues for Fiscal 1995 totaled $138,151,000, an increase of $12,321,000, or 9.8%, as compared to Fiscal 1994. The increase was due primarily to benefits from attracting new viewers and advertisers to local news programming and taking advantage of local sports opportunities.

    The Company continued its history of strong local news programming by adding a weekday noon newscast at WSET, redesigning WJLA's news set, music and graphics, and focusing on attracting viewers from the stations' surrounding communities by spotlighting such communities during the local news.

    During the past several years, the Company has taken advantage of several local sports opportunities, primarily by obtaining the rights to broadcast preseason Washington Redskins games for WJLA and by producing related programming. Additionally, KATV launched ARSN in the fourth quarter of Fiscal 1994 and has the exclusive rights to deliver University of Arkansas basketball and football games on television, radio, pay-per-view and home video. As these broadcasts generally command higher spot rates than the alternative programming, the Fiscal 1995 increase in the number of such sports broadcasts contributed to the increase in revenue and net operating revenues.

    The Company focused on generating new local business in Fiscal 1995 through sales incentives as well as community involvement. Several stations offered incentive trips during the year to customers who increased their spending with the station by a certain amount. Additionally, several stations participated in community campaigns and events for which the Company obtained corporate sponsorships and sold advertising packages.

    The increase in local/regional revenue and the increase in other broadcasting revenue, as discussed above, accounted for the majority of the total increase in net operating revenues during Fiscal 1995.

TOTAL OPERATING EXPENSES

    Total operating expenses for Fiscal 1995 were $83,704,000, an increase of $6,587,000, or 8.5%, when compared to total operating expenses of $77,117,000 for Fiscal 1994. Television operating expenses (before depreciation, amortization and corporate expenses) totaled $75,199,000 for Fiscal 1995, an increase of $7,454,000, or 11.0%, when compared to television operating expenses of $67,745,000 for Fiscal 1994. The increase in such expenses is due primarily to increases in sales, programming and news expenditures. Sales expense increased $2,429,000, principally as a result of the cost of rights and related expenses associated with the ARSN which began operations during the fourth quarter of Fiscal 1994, higher compensation expense and incentive trip promotion expenses at WJLA. Programming expenses increased by $1,764,000 in Fiscal 1995 over Fiscal 1994, related primarily to the rights fees for special event programming at WJLA and increased program amortization expense based on increased costs of programming contracts. News expenses increased by $2,354,000, which is attributable primarily to increased staffing costs at all stations.

    Depreciation and amortization expense of $4,752,000 in Fiscal 1995 decreased $370,000, or 7.2%, from $5,122,000 in Fiscal 1994 as certain assets became fully depreciated.

    Corporate expenses were $3,753,000 in Fiscal 1995, a decrease of $497,000, or 11.7%, compared to $4,250,000 in Fiscal 1994. The decrease is due primarily to decreased corporate employee compensation of $400,000 and management fees of $200,000 paid to Joe L. Allbritton. Such costs were higher in Fiscal 1994 due to management bonuses which were tied to certain operating results achieved during the prior year.

OPERATING INCOME

    For Fiscal 1995, the Company's operating income of $54,447,000 increased by $5,734,000, or 11.8%, compared to operating income of $48,713,000 in Fiscal 1994. This variance is attributable to increased operating revenues and related increases in television operating expenses, offset by decreases in depreciation and amortization and corporate expenses.

NONOPERATING EXPENSES, NET

    Interest expense of $22,708,000 for Fiscal 1995 increased by approximately $405,000, or 1.8%, from $22,303,000 in Fiscal 1994, due primarily to a higher level of interest rates and the length of time debt was outstanding under the Company's revolving credit working capital facility over the prior year. The average amount of debt outstanding and average interest rate on such debt for Fiscal 1995 and 1994 approximated $200,176,000 and 11.2%, and $198,998,000 and 11.2%, respectively. A $1,464,000 decline in other nonoperating income in Fiscal 1995 primarily reflects the impact in Fiscal 1994 of a $1,766,000 gain on the excess of insurance proceeds over the carrying value of assets which were destroyed in an April 1994 fire at KATV.

INCOME TAXES

    The provision for income taxes for Fiscal 1995 totaled
$13,935,000, an increase of $1,363,000, or 10.8%, when compared to the provision for income taxes of $12,572,000 in Fiscal 1994. The increase is principally attributable to the $3,911,000, or 13.1%, increase in income before income taxes, extraordinary items and cumulative effect of changes in accounting as well as the impact of state operating loss carryforwards in Fiscal 1994 that did not occur in Fiscal 1995. The effective income tax rate of 41.2% for Fiscal
1995 was comparable to an effective income tax rate of 42.0% for Fiscal 1994.


NET INCOME

    Net income for Fiscal 1995 of $19,909,000 decreased by $601,000, or 2.9%, when compared to net income of $20,510,000 in Fiscal 1994. The decrease was primarily due to the $3,150,000 cumulative effect in Fiscal 1994 of the change in accounting for income taxes in accordance with SFAS No. 109, offset by a $2,549,000 increase in income before extraordinary items and cumulative effect of changes in accounting for income taxes during Fiscal 1995.

BALANCE SHEET

    Significant balance sheet fluctuations from September 30, 1994 to September 30, 1995 consisted of increased accounts receivable and program rights as well as new obligations under capital leases. Accounts receivable increased $3,811,000, or 16.8%, as a result of increased revenue from September 30, 1994 to September 30, 1995. Program rights and the related program rights payable balances increased from September 30, 1994 to September 30, 1995 primarily due to the rising costs of programming as discussed above. ACC entered into a capital lease facility during Fiscal 1995 and used $1,127,000 under such facility to acquire certain operating equipment at WJLA and KATV.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATIONS

    Cash and cash equivalents increased $8,292,000 from September 30, 1995 to September 30, 1996, principally from net cash provided by operations of $28,370,000, proceeds from the issuance of debt of $285,725,000, offset by net capital expenditures of $20,838,000, the amounts paid for the Acquisitions and the Anniston Option of $145,657,000, deferred financing costs of $7,605,000, a prepayment penalty on early repayment of debt of $12,934,000, repayment of debt of $85,365,000 and net distributions to owners of $34,611,000. Cash provided by operations was primarily a result of net income plus depreciation and amortization of $10,257,000, an extraordinary loss on early repayment of debt (net of tax benefit) of $7,750,000 and by other changes in assets and liabilities, primarily an increase in accounts payable, accrued interest payable and program rights payable. Depreciation and amortization, program rights payable, and accounts payable increased primarily due to the Acquisitions. The increase in accrued interest payable is principally due to the higher debt balance resulting from the issuance of the $275,000,000 9.75% Debentures during Fiscal 1996.

    Cash and cash equivalents increased $1,053,000 from September 30, 1994 to September 30, 1995, principally from net cash provided by operations of $22,145,000 and a $500,000 increase in borrowings under a revolving line of credit, offset by net capital expenditures of $2,543,000, net distributions to owners of $16,780,000 and principal payments on long-term debt of $2,222,000. Cash provided by operations was primarily a result of net income plus depreciation and amortization, which totaled $24,661,000, offset by other changes in assets and liabilities, primarily an increase in net accounts receivable of $3,811,000 and an increase in program rights payable of $3,718,000. Accounts receivable increased as a result of increased revenues during Fiscal 1995, and program rights and related program rights payable increased during Fiscal 1995, primarily due to rising programming costs.

DISTRIBUTIONS TO RELATED PARTIES

    The Company periodically makes advances in the form of distributions to Perpetual. Prior to the Contribution, WSET and WCIV made cash advances to Westfield. For Fiscal 1994, 1995 and 1996, the Company made cash advances net of repayments to these related parties of $29,956,000, $28,711,000 and $39,883,000, respectively. In addition, during Fiscal 1994, 1995 and 1996, ACC was charged for federal income taxes by Perpetual and Westfield and distributed certain tax benefits to Westfield totalling $10,814,000, $11,931,000 and $837,000, respectively. As a result, net cash distributions, tax charges and tax benefits distributed during such periods were $19,141,000, $16,780,000 and $39,046,000, respectively. The advances to related parties are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

    In conjunction with the Contribution, WSET and WCIV declared non-cash dividends to Westfield totaling $18,371,000. Such dividends represented the cumulative net advances made to Westfield by WSET and WCIV as of the date of the Contribution.

    At present, the primary sources of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial Statements.

    Stockholders' deficit was $172,392,000 at September 30, 1996, an increase of $38,513,000 from the September 30, 1995 deficit. The increase is due to net income of $543,000, offset by the net change in distributions to owners of $20,675,000 which is comprised of net distributions of $39,046,000 offset by non-cash dividends of $18,371,000. Stockholder's deficit amounted to $133,879,000 at September 30, 1995, a decrease of $3,082,000 from the September 30, 1994 deficit. The decrease is principally due to net income of $19,909,000, offset by the net change in distributions to owners of $16,780,000.

    During Fiscal 1991, ACC made a $20,000,000, 11.06% loan to
Allnewsco. This amount has been reflected in the Company's
Consolidated Financial Statements on a consistent basis with other distributions to owners. The $20,000,000 note receivable from Allnewsco is payable in annual principal installments of $2,225,000 commencing January 11, 1997 through January 11, 2004, with a final payment of $2,200,000 on January 11, 2005. The Company and Allnewsco currently intend to defer the January 1997 repayment on terms to be established. Interest payments on the loan have been made, and the Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco have been funded by advances from Perpetual to Allnewsco. The Company anticipates that such payments will be funded in a similar manner for the foreseeable future. However, there can be no assurance that Allnewsco will continue to have the ability to make such interest payments in the future.

    Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future.

SALE OF THE DEBENTURES, ACQUISITIONS, ANNISTON LMA, AND ANNISTON
OPTION

    On February 6, 1996, the Company completed the offering of its $275,000,000 9.75% Debentures issued at a discount of $1,375,000.
Principal is payable at maturity. The proceeds from the offering of the 9.75% Debentures were used to finance the acquisitions of WHTM and WCFT for $135,657,000, acquire the Anniston Option for $10,000,000, prepay approximately $74,704,000 of debt which was outstanding under senior secured promissory notes and other credit agreements, and pay a related prepayment penalty of $12,934,000, incurring a related loss, net of income tax benefit, of $7,750,000 on the early repayment.
Additionally, in connection with the Contribution, the Company made a cash advance of $6,600,000 to Westfield, an affiliate, to repay certain indebtedness of which WSET was a guarantor. The remaining net proceeds were retained by the Company for working capital and general corporate purposes.

INDEBTEDNESS

    The Company's total debt, including the current portion of long-term debt, increased from $198,919,000 at September 30, 1995 to $402,993,000 at September 30, 1996. This debt, net of applicable discounts, consists of $122,725,000 of the 11.5% Debentures, $273,702,000 of the 9.75% Debentures, $4,466,000 of capital lease obligations, and $2,100,000 under a revolving credit agreement. On May 7, 1996, the Company purchased $2,000,000 of the 11.5% Debentures at a price of $2,078,000. The acquisition of such debentures has been reflected in the Company's Consolidated Financial Statements as a reduction of long-term debt.
The Company borrowed $2,100,000 under a revolving credit agreement to fund this transaction. ACC's $40,000,000 revolving credit agreement is secured by the pledge of the stock of ACC and its subsidiaries and matures April 16, 2001.

    Under the existing borrowing agreements, the Company agrees to abide by restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with Perpetual and other related parties. In addition, the Company must maintain specified levels of operating cash flow and/or working capital and comply with other financial covenants.

OTHER USES OF CASH

    During Fiscal 1994, 1995 and 1996 ACC invested $3,264,000,
$2,777,000 and $20,838,000, respectively, in capital expenditures.
During Fiscal 1994, a fire at KATV resulted in the replacement of equipment destroyed. This replacement equipment is included in gross capital expenditures of $3,264,000 in Fiscal 1994. The proceeds from disposal of assets of $1,843,000, which was principally comprised of the insurance proceeds for the replacement equipment, resulted in net capital expenditures for Fiscal 1994 of $1,421,000. The increase in capital expenditures in Fiscal 1996 is principally attributable to facility construction-in-process and fixed asset additions in Alabama associated with the consolidation of the operations of WCFT and WJSU. Capital expenditures in the normal course of business are financed from cash flow from operations or with capitalized leases and are primarily for the acquisition of technical equipment and vehicles to support operations. The Company anticipates that capital expenditures for Fiscal 1997 will approximate $7,500,000. The source of funds for these anticipated capital expenditures will be cash from operations and capitalized leases. The Company has a $6,800,000 annually renewable lease credit facility for the purpose of financing capital expenditures under capitalized leases. The equipment under lease is at interest rates which vary according to the lessor's cost of funds. This facility expires on June 10, 1997 and is renewable annually on mutually satisfactory terms. ACC currently intends to renew this facility. At September 30, 1996, $4,466,000 was outstanding under this lease credit facility.

    The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 1994, 1995 and 1996, the Company made cash payments of approximately $11,089,000, $14,012,000, and $15,670,000, respectively, for rights to television programs. As of September 30, 1996, the Company had commitments to acquire further program rights through September 30, 2002 and thereafter totaling $43,884,000 and anticipates cash payments for program rights will approximate $16,000,000 per year for the foreseeable future. The Company currently intends to fund these commitments with cash from operations.

    Based upon the Company's current level of operations, management believes that available cash, together with the net proceeds from the sale of the 9.75% Debentures and available borrowings under the revolving credit agreement and lease credit facility, will be adequate to meet ACC's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt (including the 9.75% Debentures) for the next twelve months. The Company anticipates that it may be required to refinance a portion of the principal amount of the 11.5% Debentures prior to a mandatory sinking fund payment due in 2003.


INCOME TAXES

    The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. Under the tax sharing agreement, the taxable income of ACC and its subsidiaries is not reduced by losses generated in prior years by the Company. In addition, the amount payable by the Company to Perpetual under the tax sharing agreement is not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the consolidated federal income tax return.

    Prior to the Contribution, the operations of WSET and WCIV were included in a consolidated federal income tax return filed by Westfield, an affiliate of the Company which is 100% owned by Mr. Joe L. Allbritton. In accordance with the terms of tax sharing agreements between Westfield and WSET and WCIV, federal income tax liabilities of WSET and WCIV were paid to Westfield and were computed based upon statutory federal income tax rates applied to the entity's taxable income. For periods subsequent to the Contribution, the operations of WSET and WCIV are included in the consolidated federal income tax return filed by Perpetual in accordance with the tax sharing agreement between the Company and Perpetual.

    A District of Columbia income tax return is filed by the Company and separate state income tax returns are filed by the Company's subsidiaries, except for WSET. The operations of WSET are included in a combined state return with other affiliates. WSET's state income tax liability is not reduced if losses of the affiliates are used to offset the taxable income of WSET for purposes of the combined state income tax return.

    The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual and prior to the Contribution, Westfield, allocated a portion of their respective consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes.

INFLATION

    The impact of inflation on the Company's consolidated financial condition and consolidated results of operations for each of the periods presented was not material.


             ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

    See Index on p. F-1.


             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    Not Applicable.

                                 PART III

                ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                             OF THE REGISTRANT

    Executive officers and directors of ACC are as follows:


Name                       Age            Title
Joe L. Allbritton          71       Chairman and Director
Barbara B. Allbritton      59       Vice President and Director
Lawrence I. Hebert         50       President, Vice Chairman and
                                    Director
Robert L. Allbritton       27       Executive Vice President, Chief
                                    Operating Officer and Director
Frederick J. Ryan, Jr.     41       Senior Vice President, Vice
                                    Chairman and Director
Jerald N. Fritz            45       Vice President, Legal and
                                    Strategic Affairs, General
                                    Counsel
Henry D. Morneault         46       Vice President and Chief
                                    Financial Officer
Ray P. Grimes II           47       Vice President Broadcast
                                    Operations, Deputy Chief
                                    Operating Officer

    JOE L. ALLBRITTON is the founder of ACC and has been Chairman of the Board of Directors since its inception. In addition to his position with ACC, Mr. Allbritton has served as Chairman of the Board of Riggs National Corporation ("Riggs") (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) from 1981 to the present; Chairman of the Board of The Riggs National Bank of Washington, D.C. ("Riggs Bank") since 1983 and its Chief Executive Officer since 1982; Director of Riggs AP Bank since 1984 and its Chairman of the Board since 1992; Chairman of the Board and owner since 1958 of Perpetual (owner of ACC and 80% owner through Allnewsco of NewsChannel 8, a Virginia-based cable programming service); Chairman of Allnewsco since its inception in 1990; Chairman of the Board and owner since 1988 of Westfield; Chairman of the Board of KATV and KTUL since 1983; Chairman of the Board of WSET and WCIV since 1974; Chairman of the Board of 78 inc., Allfinco, Harrisburg TV and TV Alabama since
1995; Chairman of the Board of AGI and Allbritton Jacksonville,
Inc. ("AJI") since 1996; Chairman of the Board and owner of University Bancshares, Inc. since 1975; and a Trustee and President of the Allbritton Foundation since 1971. Mr. Allbritton is the husband of Barbara B. Allbritton and father of Robert L.
Allbritton.

    BARBARA B. ALLBRITTON has been a Director of ACC since its inception and one of its Vice Presidents since 1980. In addition to her position with ACC, Mrs. Allbritton has been a Director of Riggs since 1991; a Director of University State Bank (Texas bank) since 1982; a Director and Vice President of WCIV since 1976; a Director and Vice President of WSET since 1976; a Vice President and
Director of Perpetual since 1978; a Director of Allnewsco since 1990; a Trustee and Vice President of the Allbritton

Foundation since 1971; a Director of Allfinco, 78 inc., Harrisburg TV and TV Alabama since 1995; a Director of KATV and KTUL since 1983; and a Director of AGI and AJI since 1996. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton.

    LAWRENCE I. HEBERT has been Vice Chairman of the Board of ACC since 1983, its President since 1984 and a Director of ACC since 1981; a Director of KATV and KTUL since 1983; a Director of Perpetual since 1980 and its President since 1981; President of Westfield since 1988; President and a Director of Westfield News Publishing, Inc. since 1991; a Director of WCIV and WSET since 1982; a Director of Allnewsco since 1989; President and a Director of ATP since 1989; a Vice President and a Director of Allfinco and 78 inc. since 1995; and a Director of Harrisburg TV and TV Alabama since 1995. He has been President and a Director of AGI and a Director of AJI since 1996. In addition, Mr. Hebert has been Vice Chairman of the Board of Riggs from 1988 to 1993, a Director of Riggs since 1988; a Director of Riggs AP Bank since 1987; Vice President, University Bancshares, Inc. since 1975; and a Director of Allied Capital II Corporation (venture capital fund) since 1989.

    ROBERT L. ALLBRITTON has been Executive Vice President and Chief Operating Officer of ACC since 1994 and a member of the Board of Directors since 1993. He has been a Director of Allnewsco since 1992; a Director of Riggs Bank and the Riggs AP Bank since 1994; a Director of University Bancshares, Inc. since 1992; and a Trustee and Vice President of the Allbritton Foundation since 1992. He is a Director of Perpetual; a Director of 78 inc. since 1995 and President since 1996; President and Director of Allfinco and Harrisburg TV since 1995; Vice President and a Director of TV Alabama since 1995; and a Vice President and a Director of AGI and President and a Director of AJI since 1996. He is the son of Joe L. and Barbara B. Allbritton.

    FREDERICK J. RYAN, JR. has been Vice Chairman, Senior Vice President and a Director of ACC since January 1995. He also serves as Chairman of the ACC Acquisitions Committee. He has been Vice President of Perpetual and Florida Television, Inc. since 1996. He previously served as Chief of Staff to former President Ronald Reagan (1989-95) and Assistant to the President in the White House (1982-89). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as a Director of Ford's Theatre, Vice Chairman of the Ronald Reagan Presidential Library Foundation and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a member of the Board of Consultants for Riggs Bank and a Director of Riggs AP Bank in London since 1996.

    JERALD N. FRITZ has been a Vice President of ACC since 1987, serving as its General Counsel and overseeing strategic planning and governmental affairs. He also has served as a Vice President of Westfield and ATP since 1988, a Vice President of Allnewsco since 1989 and a Vice President of 78 inc. and Allfinco since 1995. He has been a Vice President of AGI since 1996. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff, Legal Counsel to the

Chairman and Chief of the Common Carrier Bureau's Tariff Division. Mr. Fritz practiced law with the Washington, D.C. firm of Pierson, Ball &
Dowd, specializing in communications law from 1978 to 1981 and from 1980 to 1983 was on the adjunct faculty of George Mason University
Law School teaching communications law and policy. Mr. Fritz began his legal career with the FCC in 1976 and began his career in broadcasting in 1973 with WGN-TV, Chicago.

    HENRY D. MORNEAULT has served as Chief Financial Officer of ACC since September 1994, and prior to this appointment, served as ACC's Vice President-Finance from the time he joined ACC in 1992. He is also Vice President of AJI. Prior to joining ACC, Mr. Morneault was a Vice President with Chemical Bank specializing in media corporate finance. Mr. Morneault had been associated with Chemical Bank since 1979 and founded and managed its Broadcast and Cable Industries Group.

    RAY P. GRIMES II has been with ACC since September 1993. He was Director of Cable Enterprises/New Business Development for ACC until April 1995 when he became Vice President of Broadcast Operations and Deputy Chief Operating Officer. He also served as the Acting General Manager for WJLA from December 1994 until March 1995. Since 1995 he has been a Vice President of Harrisburg TV and TV Alabama. Prior to joining ACC, Mr. Grimes was associated with United Cable/United Artist/TCI Cable from 1988 through 1993.

                    ITEM 11. EXECUTIVE COMPENSATION


The following table sets forth compensation paid to the Company's
Chief Executive Officer and the four most highly compensated
Company executive officers for Fiscal 1996 and 1995:

                     Summary Compensation Table <F1>
                     -------------------------------

                                                        Other
Name and                  Fiscal                        Annual               All Other
Principal Position         Year     Salary   Bonus    Compensation        Compensation
Joe L. Allbritton          1996   $550,000                                $ 82,900 <F2>
  Chairman                 1995    550,000                                 104,800 <F2>

Frederick J. Ryan <F3>     1996    150,000
  Senior Vice President    1995    109,600                                   3,500 <F4>

Jerald N. Fritz <F5>       1996    140,000   $50,000                         5,300 <F4>
  Vice President, Legal    1995    128,600    50,000                         3,800 <F4>
  and Strategic Affairs


Henry D. Morneault <F6>    1996    136,000    50,000                         5,400 <F4>
  Chief Financial Officer  1995    126,000    50,000                         2,900 <F4>

Ray P. Grimes II           1996   185,000     30,000       $38,400 <F7>      3,800 <F4>
  Deputy Chief Operating   1995   162,700     25,000        45,000 <F7>      1,900 <F4>
  Officer

__________

<F1>     Lawrence I. Hebert, President of ACC, and Robert L. Allbritton, Executive Vice President
         and Chief Operating Officer of ACC, are paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The allocated portion of such compensation to ACC in each case is less than $100,000, and their compensation is, therefore, not included herein.
<F2>     Represents the imputed premium cost related to certain split dollar life insurance policies on the life of Mr.Allbritton. The annual premiums on such policies are paid by ACC. Upon the death of the insured, ACC will receive not less than the cash surrender value of the policies, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F3>     Frederick J. Ryan receives additional compensation from Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including the Company. This additional compensation is not allocated among these interests, and the Company does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan.  Accordingly, it is not possible to quantify the portion of the additional compensation paid by Perpetual to Mr. Ryan attributable to his services to the Company.
         Such portion is not material to the consolidated financial condition or results of operations of the
         Company.
<F4>     These amounts reflect annual contributions by ACC to the Company's 401(k) Plan.
<F5>     Jerald N. Fritz is paid compensation by ACC for services to the Company and Perpetual. Perpetual has reimbursed ACC for $12,000 of Mr. Fritz's compensation in both Fiscal 1995 and 1996.
<F6>     Henry D. Morneault is paid compensation by ACC for services to the Company and Perpetual. Perpetual has
         reimbursedACC for $33,800 of Mr. Morneault's compensation in both Fiscal 1995 and 1996.
<F7>     Represents in Fiscal 1996 the compensation related to a company provided automobile ($10,200), incentive trip ($11,600) and country club fees ($16,600).  In Fiscal 1995, represents commissions paid ($27,000)
         and other miscellaneous items.


The Company does not have a Compensation Committee of its Board of Directors. Compensation of executive officers is determined by Joe
L. Allbritton, Lawrence I. Hebert and Robert L. Allbritton.
Directors of the Company are not separately compensated for membership on the Board of Directors.


                   ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

    The authorized capital stock of ACC consists of 20,000 shares of common stock, par value $0.05 per share (the "ACC Common Stock"), all of which is outstanding, and 1,000 shares of preferred stock, 200 shares of which have been designated for issue as Series A Redeemable Preferred Stock, par value $1.00 per share (the "Series
A Preferred Stock") no shares of which are issued and outstanding.


ACC COMMON STOCK

    Joe L. Allbritton owns 100% of the outstanding common stock of Perpetual (the "Perpetual Common Stock"). Perpetual owns 100% of the outstanding common stock of AGI and AGI owns 100% of the outstanding ACC Common Stock. Perpetual, AGI and ACC each have outstanding only one class of common stock. There is no established public trading market for ACC Common Stock.

    Each share of ACC Common Stock has an equal and ratable right to receive dividends when and as declared by the Board of Directors of ACC out of assets legally available therefor.

    In the event of a liquidation, dissolution or winding up of ACC, holders of ACC Common Stock are entitled to share ratably in assets available for distribution after payments to creditors and to holders of any preferred stock of ACC that may at the time be outstanding. The holders of ACC Common Stock have no preemptive rights to subscribe to additional shares of capital stock of ACC. Each share of ACC Common Stock is entitled to one vote in elections for directors and all other matters submitted to a vote of ACC's stockholder.

    The Perpetual Common Stock held by Joe L. Allbritton has been pledged to secure indebtedness owed by him under a loan agreement with a commercial bank. Under the terms of such pledge the bank may, among other things, upon the occurrence of an event of default, sell the Perpetual Common Stock at a public or private sale and may exercise all voting or consensual rights, subject to any required approval of the FCC. This agreement with the bank contains customary representations, warranties and default provisions, including restrictions upon his right to sell the Perpetual Common Stock and the right of Perpetual to sell the ACC
Common Stock through its ownership in AGI. Any such sale could constitute a "Change of Control" under the Company's outstanding debentures.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


DISTRIBUTIONS TO RELATED PARTIES

    The Company periodically makes advances in the form of distributions to Perpetual. Prior to the Contribution WSET and WCIV made cash advances to Westfield. For Fiscal 1996, the Company made cash advances net of repayments to these related parties of $39,883,000. In addition, during Fiscal 1996, ACC was charged for federal income taxes by Perpetual and Westfield and distributed certain tax benefits to Westfield totalling $837,000. As a result, net distributions, tax charges and tax benefits distributed during Fiscal 1996 were $39,046,000.
The advances to related parties are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

    At present, the primary sources of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial Statements.

    During Fiscal 1991, ACC made a $20,000,000, 11.06% loan to
Allnewsco.  This amount has been reflected in the Company's
Consolidated Financial Statements on a consistent basis with other distributions to owners. The $20,000,000 note receivable from Allnewsco is payable in annual principal installments of $2,225,000 commencing January 11, 1997 through January 11, 2004, with a final payment of $2,200,000 on January 11, 2005. The Company and Allnewsco currently intend to defer the January 1997 repayment on terms to be established. Interest is payable semi-annually. Interest payments on the loan have been made, and the Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco to ACC have been funded by advances from Perpetual to Allnewsco. The
Company anticipates that such payments will be funded in a similar manner for the foreseeable future. However, there can be no assurance that Allnewsco will continue to have the ability to make such interest payments in the future.

    Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future.

MANAGEMENT FEES

    Management fees of $180,000 were paid to Perpetual by the Company for Fiscal 1996. The Company also paid executive compensation in the form of management fees to Joe L. Allbritton for Fiscal 1996 in the amount of $550,000. The Company believes that payments to Perpetual and Mr. Allbritton will continue in the future. See "Management-Executive Compensation." Management believes that the amount of the management fees is at least as favorable to the Company as those prevailing for comparable transactions with or involving unaffiliated parties.


OTHER SERVICES

    On July 1, 1995, 78, Inc., also a wholly-owned subsidiary of Perpetual, was formed to provide sales, marketing and related services to both the Company and Allnewsco. Certain employees of the Company became employees of 78, Inc. The Company was charged approximately $7,163,000 during the year ended September 30, 1996 for services provided by 78, Inc., which represents the Company's share of 78, Inc.'s costs relating to the provision of such services, determined based on the Company's usage of such services. These costs are included in television operating expenses in the consolidated statements of operations. Effective October 1, 1996, the Company ceased utilizing 78, Inc. for the provision of these services and re-established these functions internally. At
September 30, 1996, the Company recorded a $1,578,000 receivable from 78, Inc. representing expenses paid on behalf of 78, Inc. by the Company during the year. On December 20, 1996, this receivable was fully repaid by 78, Inc.


INCOME TAXES

    The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. Under the tax sharing agreement, the taxable income of ACC and its subsidiaries is not reduced by losses generated in prior years by the Company. In addition, the amount payable by the Company to Perpetual under the tax sharing agreement is not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the consolidated federal income tax return.

    Prior to the Contribution, the operations of WSET and WCIV were included in a consolidated federal income tax return filed by Westfield, an affiliate of the Company which is 100% owned by Mr.
Joe L. Allbritton. In accordance with the terms of tax sharing agreements between Westfield and WSET and WCIV, federal income tax liabilities of WSET and WCIV were paid to Westfield and were computed based upon statutory federal income tax rates applied to the entity's taxable income. For periods subsequent to the Contribution, the operations of WSET and WCIV are included in the consolidated federal income tax return filed by Perpetual in accordance with the tax sharing agreement between the Company and Perpetual.

    A District of Columbia income tax return is filed by the Company, and separate state income tax returns are filed by the Company's subsidiaries, except for WSET. The operations of WSET are included in a combined state return with other affiliates. WSET's state income tax liability is not reduced if losses of the affiliates are used to offset the taxable income of WSET for purposes of the combined state income tax return.

    The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual and prior to the Contribution, Westfield, allocated a portion of their respective consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes.


LOCAL ADVERTISING REVENUES

    WJLA received for Fiscal 1996 local advertising revenues from Riggs Bank of approximately $148,000. Riggs Bank is a wholly owned subsidiary of Riggs, approximately 34.9% of the common stock of which is deemed to be beneficially owned by Riggs' Chairman, Joe L. Allbritton. Management believes that the terms of the transactions are substantially the same or at least as favorable to ACC as those prevailing for comparable transactions with or involving nonaffiliated companies. While it is expected that Riggs Bank will continue to advertise on WJLA in the future, the amount of advertising it may purchase is unknown.


OFFICE SPACE

    ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. During Fiscal 1996, ACC incurred expenses to Riggs Bank of $192,000 for this space. ACC expects to pay approximately $222,000 for such space during Fiscal 1997. Management believes the same terms and conditions would have prevailed had they been negotiated with a nonaffiliated company.

CHARITABLE CONTRIBUTIONS

    In Fiscal 1996, charitable contributions of $685,000 were paid to the Allbritton Foundation by ACC. Contributions are also expected to be made in Fiscal 1997, but in amounts not yet determined.


                                  PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements

        See Index on p. F-1 hereof.

    (2) Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

        See Index on p. F-1 hereof.

    (3) Exhibits

        See Index on p. A-1 hereof.

(b) No reports on Form 8-K were filed during the fourth quarter of Fiscal 1996.

                         ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page

Report of Independent Accountants                                        F-2
Consolidated Balance Sheets as of September 30, 1995 and 1996            F-3
Consolidated Statements of Operations and Retained Earnings
   for the Years Ended September 30, 1994, 1995 and 1996                 F-4
Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1994, 1995 and 1996                                     F-5
Notes to Consolidated Financial Statements                               F-6
Financial Statement Schedule for the Years Ended
   September 30, 1994, 1995 and 1996
   II- Valuation and Qualifying Accounts and Reserves                    F-20

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Allbritton Communications Company

     In our opinion, the consolidated financial statements, including the financial statement schedule, listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes on October 1, 1993.




/S/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Washington, D.C.
November 27, 1996, except as to Note 12
which is as of December 16, 1996

                             ALLBRITTON COMMUNICATIONS COMPANY

                               CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,

                                                                                1995                  1996

                                ASSETS

Current assets
       Cash and cash equivalents                                            $     3,815,952        $  12,108,160
       Accounts receivable, less allowance for doubtful accounts of
       $1,068,151 and $1,384,899                                                 26,551,962           29,219,270
       Program rights                                                            13,593,681           16,298,057
       Deferred income taxes                                                      1,221,651            1,473,106
       Receivable from related party                                                   --              1,577,577
              Interest receivable from related party                                491,556              491,556
       Other                                                                      1,816,731            1,795,471
                                                                                 ----------           ----------
       Total current assets                                                      47,491,533           62,963,197
Property, plant and equipment, net                                               21,910,903           52,332,961
Intangible assets, net                                                           20,597,792          150,186,827
Deferred financing costs and other                                                4,296,476           11,780,278
Deferred income taxes                                                             1,061,559               76,009
Cash surrender value of life insurance                                            3,332,772            3,786,719
Program rights                                                                      913,933              651,566
                                                                                 ----------          -----------
                                                                             $   99,604,968        $ 281,777,557
                                                                             ==============        =============


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S
INVESTMENT

Current liabilities
       Current portion of long-term debt                                     $    8,168,419        $     806,380
       Accounts payable                                                           2,608,185            6,091,304
       Accrued interest payable                                                   4,474,850           10,724,124
       Program rights payable                                                    16,565,217           20,199,199
       Accrued employee benefit expenses                                          2,156,487            3,042,958
       Other accrued expenses                                                     3,470,961            4,821,952
                                                                             --------------       --------------
       Total current liabilities                                                 37,444,119           45,685,917
Long-term debt                                                                  190,750,951          402,186,918
Program rights payable                                                              975,006            1,391,283
Deferred rent and other                                                           2,482,815            3,199,567
Accrued employee benefit expenses                                                 1,662,793            1,705,526
                                                                             --------------       --------------
       Total liabilities                                                        233,315,684          454,169,211
                                                                             --------------       --------------
Series A redeemable preferred stock, $1 par value, 200 shares authorized,
       105 and no shares issued and outstanding; redemption value $168,000
       ($1,600 per share)                                                           168,000                 --
                                                                             --------------       --------------
Commitments and contingent liabilities (Note 10)
Stockholder's investment
       Preferred stock, $1 par value, 800 shares authorized, none issued               --                   --
       Common stock, $.05 par value, 20,000 shares authorized, issued
       and outstanding                                                                1,000                1,000
       Capital in excess of par value                                             6,955,414            6,955,414
       Retained earnings                                                         62,940,072           45,101,662
       Distributions to owners, net (Note 8)                                   (203,775,202)        (224,449,730)
                                                                              -------------        -------------
       Total stockholder's investment                                          (133,878,716)        (172,391,654)
                                                                              -------------        -------------
                                                                              $  99,604,968        $ 281,777,557
                                                                              =============        =============




                  See accompanying notes to consolidated financial statements.

                                        ALLBRITTON COMMUNICATIONS COMPANY

                          CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS


                                                                        Years Ended September 30,

                                                                1994              1995             1996

Operating revenues, net                                      $125,830,196     $138,151,244     $155,572,754
                                                             ------------     ------------     ------------
Television operating expenses, excluding
      depreciation and amortization                            67,745,239       75,199,257       92,320,095
Depreciation and amortization                                   5,122,271        4,752,186       10,257,413
Corporate expenses                                              4,249,418        3,752,556        5,111,454
                                                             ------------     ------------     ------------
                                                               77,116,928       83,703,999      107,688,962
                                                             ------------     ------------     ------------
Operating income                                               48,713,268       54,447,245       47,883,792
                                                             ------------     ------------     ------------
Nonoperating income (expense)
            Interest income
              Related party                                     2,212,000        2,212,000        2,212,000
              Other                                                80,134          126,269        1,031,855
            Interest expense                                  (22,303,079)     (22,708,243)     (35,221,922)
            Other, net                                          1,230,141         (233,503)      (1,100,460)
                                                             ------------     ------------      -----------
                                                              (18,780,804)     (20,603,477)     (33,078,527)
                                                             ------------     ------------      -----------
Income before income taxes, minority interest,
      extraordinary item and cumulative
      effect of change in accounting                           29,932,464       33,843,768       14,805,265
Provision for income taxes                                     12,572,264       13,934,672        7,812,399
Income before minority interest, extraordinary
      item and cumulative effect of change
      in accounting                                            17,360,200       19,909,096        6,992,866
Minority interest in net losses of consolidated
      subsidiaries                                                   --               --          1,300,400
Extraordinary loss on early repayment of debt,
      net of income tax benefit of $5,386,756                        --               --          7,750,000
Cumulative effect of change in accounting
      for income taxes                                          3,149,623             --               --
                                                              -----------       ----------       ----------
Net income                                                     20,509,823       19,909,096          543,266
Retained earnings, beginning of year                           22,609,154       43,077,200       62,940,072
Dividend from WSET and WCIV to
      Westfield (Note 8)                                             --               --        (18,371,337)
Tax benefit distributed                                           (41,777)         (46,224)         (10,339)
                                                              -----------       ----------       ----------
Retained earnings, end of year                              $  43,077,200    $  62,940,072    $  45,101,662
                                                            =============    =============    ==============

             See accompanying notes to consolidated financial statements.

                                           ALLBRITTON COMMUNICATIONS COMPANY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Years Ended September 30,


                                                               1994               1995               1996
Cash flows from operating activities:
   Net income                                             $  20,509,823      $  19,909,096     $     543,266
                                                          -------------      -------------     -------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            5,122,271          4,752,186        10,257,413
     Minority interest in net losses of
       consolidated subsidiaries                                   --                 --          (1,300,400)
     Other noncash charges                                      476,482            426,765           996,908
     Extraordinary loss on early repayment of debt                 --                --            7,750,000
     Provision for doubtful accounts                            549,156            755,300           752,271
     (Gain) loss on disposal of assets                       (1,755,826)          (190,476)           90,292
     Changes in assets and liabilities:
     (Increase) decrease in assets:
           Accounts receivable                               (3,208,030)        (4,566,190)       (1,130,739)
           Program rights                                       263,597         (1,855,868)       (1,239,742)
           Receivable from related party                           --                 --          (1,577,577)
           Other current assets                                 138,661          1,104,238            21,260
           Other noncurrent assets                             (873,093)        (1,074,900)       (1,370,023)
           Deferred income taxes                             (2,170,356)          (112,854)        1,685,689
        Increase (decrease) in liabilities:
           Accounts payable                                     261,100           (392,630)        3,483,119
           Accrued interest payable                              13,207             58,659         6,249,274
           Program rights payable                            (1,822,395)         3,717,781         1,588,442
           Accrued employee benefit expenses                    188,133           (246,195)          547,204
           Other accrued expenses                               740,301           (273,873)          886,784
           Deferred rent and other liabilities                 (165,741)           133,895           136,752
                                                            -----------         ----------        ----------
           Total adjustments                                 (2,242,533)         2,235,838        27,826,927
                                                            -----------         ----------        ----------
           Net cash provided by operating activities         18,267,290         22,144,934        28,370,193
                                                            -----------         ----------        ----------
Cash flows from investing activities:
   Capital expenditures                                      (3,263,827)        (2,776,575)      (20,837,740)
   Purchase of option to acquire assets of WJSU                    --                 --         (10,000,000)
   Proceeds from disposal of assets                           1,843,468            233,709            85,118
   Acquisitions, net of cash acquired                              --                 --        (135,656,553)
   Minority interest investment in
     consolidated subsidiaries                                     --                 --           1,300,400
                                                             ----------          ---------       -----------
          Net cash used in investing activities              (1,420,359)        (2,542,866)     (165,108,775)

                                                             ----------          ---------       -----------
Cash flows from financing activities:
      Proceeds from issuance of debt                               --                 --         285,725,000
      Deferred financing costs                                     --                 --          (7,605,382)
      Prepayment penalty on early repayment
        of debt                                                    --                 --         (12,934,394)
      Draws (repayments) under lines of credit, net           4,500,000            500,000        (5,000,000)
      Principal payments on long-term debt and
        capital leases                                       (2,222,380)        (2,222,380)      (80,365,392)
      Redemption of Series A preferred stock                       --                 --            (168,000)
      Distributions to owners, net of certain charges       (32,432,841)       (30,922,131)      (47,396,543)
      Repayments of distributions to owners                  13,291,575         14,141,779        12,785,840
      Tax benefit distributed                                   (41,777)           (46,224)          (10,339)
                                                             ----------         ----------        ----------
             Net cash (used in) provided by financing
               activities                                   (16,905,423)       (18,548,956)      145,030,790
                                                             ----------         ----------       -----------
Net (decrease) increase in cash and cash equivalents            (58,492)         1,053,112         8,292,208
Cash and cash equivalents, beginning of year                  2,821,332          2,762,840         3,815,952
                                                             ----------         ----------       -----------
Cash and cash equivalents, end of year                   $    2,762,840    $     3,815,952     $  12,108,160
                                                         ==============    ===============    ==============

See accompanying notes to consolidated financial statements.

                         ALLBRITTON COMMUNICATIONS COMPANY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      Allbritton Communications Company (the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation
(Perpetual), a Delaware corporation, which is wholly-owned by Mr.
Joe L. Allbritton. The Company owns and operates seven ABC network affiliate television stations which include:

        Station         Market
        -------         ------

        WJLA            Washington, D.C.
        KATV            Little Rock, Arkansas
        KTUL            Tulsa, Oklahoma
        WHTM            Harrisburg/York/Lancaster,  Pennsylvania
        WCFT            Birmingham/Tuscaloosa, Alabama
        WSET            Lynchburg, Virginia
        WCIV            Charleston, South Carolina

      The Company also operates WJSU in Anniston, Alabama under a local marketing agreement (LMA) and engages in various activities relating to the production and distribution of television programming.

      CONSOLIDATION-The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

      USE OF ESTIMATES AND ASSUMPTIONS-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

      REVENUE RECOGNITION-Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees.

      CASH AND CASH EQUIVALENTS-For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      PROGRAM RIGHTS-The Company has entered into program rental contracts which generally provide for rentals to be paid in installments. Program rights which are

                 ALLBRITTON COMMUNICATIONS COMPANY
currently available and the liability for future payments under such contracts are reflected in the consolidated balance sheets. Program rights are amortized primarily using the straight-line method over a twelve month period. Certain program rights with lives greater than one year are amortized using accelerated methods. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively.

      PROPERTY, PLANT AND EQUIPMENT-Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the assets. Maintenance and repair expenditures are charged to expense as incurred and expenditures for modifications and improvements which increase the expected useful lives of the assets are capitalized. Depreciation expense is computed using the straight-line method for buildings and straight-line and accelerated methods for furniture, machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:


           Buildings                                  15-40 years

           Leasehold improvements                      5-32 years

           Furniture, machinery and equipment
                 and equipment under capital leases    3-20 years


      INTANGIBLE ASSETS-Intangible assets consist of values assigned to broadcast licenses and network affiliations, favorable terms on contracts and leases and the option to acquire the assets of WJSU (the Option) (see Note 3). The amounts assigned to intangible assets were based on the results of external valuations. The values assigned to broadcast licenses and network affiliations are amortized on a straight-line basis over 40 years, the premiums for the favorable terms on the contracts and leases are amortized on a straight-line basis over the lives of the related contracts and leases (19 to 25 years), and the Option is amortized over 10 years, the term of the Option and the associated LMA. The Company assesses the recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.
The Company believes that no material impairment exists at September 30, 1996.

      DEFERRED FINANCING COSTS-Costs incurred in connection with the issuance of long-term debt are deferred and amortized to other nonoperating expense on a straight-line basis

                 ALLBRITTON COMMUNICATIONS COMPANY
over the term of the underlying financing agreement. This method does not differ significantly from the effective interest rate method.

      DEFERRED RENT-Rent concessions and scheduled rent increases in connection with operating leases are recognized as adjustments to rental expense on a straight-line basis over the associated lease term.

      CONCENTRATION OF CREDIT RISK-Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 1996 had an overnight repurchase agreement with a financial institution for $10,962,000. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high- credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

      INCOME TAXES-The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amount payable by the Company to Perpetual under the tax sharing agreement is not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the consolidated federal income tax return.

      Prior to the Contribution (see Note 2), the operations of WSET and WCIV were included in a consolidated federal income tax return filed by Westfield News Advertiser, Inc. (Westfield), an affiliate of the Company which is 100% owned by Mr. Joe L. Allbritton. In accordance with the terms of tax sharing agreements between Westfield and WSET and WCIV, federal income tax liabilities of WSET and WCIV were paid to Westfield and were computed based upon statutory federal income tax rates applied to the entity's taxable income. For periods subsequent to the Contribution, the operations of WSET and WCIV are included in the consolidated federal income tax return filed by Perpetual in accordance with the tax sharing agreement between the Company and Perpetual.

      A District of Columbia (D.C.) income tax return is filed by the Company, and separate

                 ALLBRITTON COMMUNICATIONS COMPANY
state income tax returns are filed by the Company's subsidiaries, except for WSET. The operations of WSET are included in a combined state income tax return filed by WSET and affiliates. WSET's state income tax liability is not reduced if losses of the affiliates are used to offset the taxable income of WSET for purposes of the combined state income tax return.

      The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual, and prior to the Contribution, Westfield, allocate a portion of their respective consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes.

      FAIR VALUE OF FINANCIAL INSTRUMENTS-The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable.

      EARNINGS PER SHARE-Earnings per share data are not presented since the Company has only one shareholder.


NOTE 2-CONTRIBUTION OF WSET AND WCIV

      The common stock of WSET and WCIV, which was formerly held by Westfield, was contributed to the Company on March 1, 1996 (the Contribution). Since the Contribution represents a transfer of assets between entities under common control, the amounts transferred were recorded at historical cost. Further, as the Company, WSET and WCIV were indirectly owned by Mr. Joe L. Allbritton for all periods in which the consolidated financial statements are presented, the Company's consolidated financial statements have been retroactively restated to reflect the Contribution (See Note 8).

                 ALLBRITTON COMMUNICATIONS COMPANY

NOTE 3-LOCAL MARKETING AGREEMENT, ASSOCIATED OPTION AND
ACQUISITIONS

      On December 29, 1995, the Company, through an 80%-owned subsidiary, entered into a ten-year LMA with RKZ, Inc., which owns WJSU, a television station currently operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to RKZ, Inc. The operating revenues and expenses of WJSU are therefore included in the Company's consolidated financial statements since December 29, 1995. In connection with the LMA, the Company entered into the Option to acquire the assets of WJSU. The Company paid $10,000,000 for the Option which is exercisable over a ten-year period for an additional $2,000,000 upon a change in current regulations or a waiver permitting common ownership of WCFT and WJSU. The Option also requires additional consideration of up to $6,700,000 upon the occurrence of certain specified events (See Note 12). The RLA Revocable Trust, created for the benefit of Robert Allbritton, owns the remaining 20% interest in the subsidiary which holds the LMA. Robert Allbritton is a director and officer of the Company and is the son of Mr. Joe L. Allbritton.

      In March 1996, the Company acquired an 80% interest in the assets and certain liabilities of WHTM and WCFT for approximately $115,475,000 and $20,182,000, respectively. The acquisitions were accounted for as purchases and accordingly, the cost of the acquired entities was assigned to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values at the respective dates of the purchases. The results of operations of WHTM and WCFT are included for the period subsequent to the acquisitions. The RLA Revocable Trust owns the remaining 20% interest in the net assets of WHTM and WCFT.

      The following pro forma summary presents the unaudited consolidated results of operations of the Company for the years ended September 30, 1995 and 1996 as if the offering of the Debentures (see Note 6) and the application of the net proceeds thereof (including the above acquisitions and LMA), had occurred at the beginning of the respective fiscal years. The results presented in the pro forma summary do not necessarily reflect the results that would have actually been obtained if the offering, acquisitions and LMA had occurred at the beginning of each year.

                                                      (Unaudited)
                                               Years Ended September 30,
                                                1995              1996
                                               -----             -----
Operating revenues, net                    $162,300,000      $164,933,000
Income before extraordinary item              9,679,000         4,204,000
Net income (loss)                             1,929,000        (3,546,000)


NOTE 4-PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                        September 30,

                                                     1995           1996

Buildings and leasehold improvements            $ 14,690,178   $ 19,538,238
Furniture, machinery and equipment                62,911,584     89,502,963
Equipment under capital leases                     1,127,269      4,727,226
                                                ------------   ------------
                                                  78,729,031    113,768,427
Less accumulated depreciation                    (59,496,908)   (64,867,963)
                                                  19,232,123     48,900,464
Land                                               2,073,290      2,517,077
Construction-in-progress                             605,490        915,420
                                                ------------   ------------
                                                $ 21,910,903   $ 52,332,961
                                                ============   ============

 Depreciation and amortization expense was $4,131,418, $3,771,002 and $6,723,106 for the years ended September 30, 1994, 1995 and 1996, respectively, which includes amortization of equipment under capital leases.

 During the year ended September 30, 1994, a fire destroyed certain assets at KATV. The excess of insurance proceeds over the carrying value of the assets destroyed of $1,765,749 was recorded as a gain and is included in other nonoperating income in the consolidated statement of operations.

NOTE 5-INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                              September 30,
                                                         1995              1996
 Broadcast licenses and network affiliations         $28,442,863       $149,787,625
 Option to purchase the assets of WJSU                      --           10,000,000
 Other intangibles                                     5,869,370          7,647,950
                                                     -----------       ------------
                                                      34,312,233        167,435,575
 Less accumulated amortization                       (13,714,441)       (17,248,748)
                                                     -----------       ------------
                                                    $ 20,597,792       $150,186,827
                                                    ============       ============

 Amortization expense was $990,853, $981,184 and $3,534,307 for the years ended September 30, 1994, 1995 and 1996, respectively. The
Company does not separately allocate amounts between broadcast licenses and network affiliations.


NOTE 6-LONG-TERM DEBT

      Outstanding debt consists of the following:

                                                                                      September 30,
                                                                                   1995              1996
Senior Subordinated Debentures, due November 30, 2007 with
  interest payable semi-annually at 9.75%                                      $       --       $275,000,000
Senior Subordinated Debentures, due August 15, 2004 with interest payable semi-annually at 11.5%, mandatory sinking fund payment
  of $62,500,000 due August 15, 2003 and 2004, respectively                     125,000,000      123,000,000
Senior Secured Promissory Notes, paid in full in 1996                            64,750,000             --
Term Loan, paid in full in 1996                                                   3,401,250             --
Revolving Credit Agreement, maximum amount of $40,000,000, expiring
  April 16, 2001, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates from prime or LIBOR plus 1% to 2%, depending on certain
  financial operating tests (7.38% at September 30, 1996)                              --          2,100,000
Revolving Line of Credit, paid in full in 1996                                    5,000,000             --
Master Lease Finance Agreement, maximum amount of $6,800,000, secured by the assets acquired, interest payable monthly at variable rates as determined on the acquisition date for each
  asset purchased (8.37% at September 30, 1996) (See Note 10)                     1,127,269        4,465,833
                                                                                -----------      -----------
                                                                                199,278,519      404,565,833
Less unamortized discount                                                          (359,149)      (1,572,535)
                                                                                -----------      -----------
                                                                                198,919,370      402,993,298
Less current maturities                                                          (8,168,419)        (806,380)
                                                                                -----------      -----------
                                                                               $190,750,951     $402,186,918
                                                                               ============     ============

                 ALLBRITTON COMMUNICATIONS COMPANY

      On February 6, 1996, the Company completed a $275,000,000 offering of its 9.75% Senior Subordinated Debentures due 2007 (the Debentures) at a discount of $1,375,000. A portion of the proceeds of the offering were used to finance the acquisitions of WHTM, WCFT and the Option and to repay all amounts outstanding under its Senior Secured Promissory Notes, Term Loan and Revolving Line of Credit. A prepayment penalty on the early repayment of the Senior Secured Promissory Notes and the accelerated amortization of the related unamortized deferred financing costs totaled approximately $13,137,000 before applicable income tax benefit of approximately $5,387,000. This loss is reflected as an extraordinary loss of $7,750,000 in the consolidated statements of operations for the year ended September 30, 1996.

      Unamortized deferred financing costs of $3,348,328 and $9,916,054 at September 30, 1995 and 1996, respectively, are included in deferred financing costs and other noncurrent assets in the consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 1994, 1995 and 1996 was $435,242, $385,524 and $835,294 respectively, which is included in other nonoperating expenses.

      Under the existing financing agreements, the Company agrees to abide by restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with Perpetual and other related parties. In addition, the Company must maintain specified levels of operating cash flow and/or working capital and comply with other financial covenants. The Company is also required to pay a commitment fee of .375% per annum based on any unused portion of the Revolving Credit Agreement.

      Future principal maturities, excluding payments under the Master Lease Finance Agreement, in the next five years include $2,100,000 due in 2001.

      The Company estimates the fair value of its Senior Subordinated Debentures and amounts outstanding under its Revolving Credit
Agreement to be approximately $397,928,000 at September 30, 1996.

NOTE 7-INCOME TAXES
      The Company adopted SFAS No. 109 on October 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase income by $3,149,623, representing the net deferred tax assets allocated to the Company by Perpetual and Westfield at October 1, 1993. There was no impact on pretax income from continuing operations from the adoption of SFAS No. 109.

                 ALLBRITTON COMMUNICATIONS COMPANY

      The provision (benefit) for income taxes consists of the
following:
                                    Years ended September 30,
                             1994           1995          1996
Current
     Federal            $10,649,700    $11,748,490     $5,297,008
     State                  943,297      2,299,036        812,507
                        -----------    -----------     ----------
                         11,592,997     14,047,526      6,109,515
                        -----------    -----------     ----------

Deferred
    Federal                 383,243      (142,795)        215,344
    State                   596,024        29,941       1,487,540
                            979,267      (112,854)      1,702,884
                        -----------   -----------      ----------
                        $12,572,264   $13,934,672      $7,812,399
                        ===========   ===========      ==========

      The components of deferred income tax assets (liabilities) are as follows:

                                                           September 30,
                                                        1995         1996

Deferred income tax assets:

      State operating loss carryforwards            $2,098,600    2,636,983
      Deferred rent                                  1,091,818    1,063,008
      Accrued employee benefits                      1,009,541    1,015,043
      Amortization of intangible assets                380,628         --
      Allowance for accounts receivable                453,790      549,221
      Other                                              4,798      414,323
                                                     ---------    ---------
                                                     5,039,175    5,678,578
      Less: valuation allowance                       (888,365)  (1,907,913)
                                                     ---------    ---------
                                                     4,150,810    3,770,665
                                                     ---------    ---------
Deferred income tax liabilities:
      Depreciation and amortization                 (1,867,600)  (2,221,550)
                                                   -----------   -----------
Net deferred income tax assets                     $ 2,283,210  $ 1,549,115
                                                   ===========  ===========


      Certain of the Company's subsidiaries have operating loss carryforwards available for future use for state income tax purposes. Such carryforwards approximated $43,553,000 as of September 30, 1996, and expire for state income tax purposes during the years 2002 through 2011. The change in the valuation allowance for deferred tax assets principally resulted from management's evaluation of the recoverability of certain of these loss carryforwards in the fourth quarter of the year ended September 30, 1996.

      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before extraordinary loss:

                                                           Years ended September 30,

                                                                 1994       1995       1996
Statutory federal income tax rate                                35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefit             5.2        5.2        4.8
Non-deductible expenses, principally amortization of certain intangible assets, insurance premiums and meals
  and entertainment                                               2.0        1.8        4.5
Change in valuation allowance                                    (0.9)      (1.1)       6.9
Utilization of state net operating loss carryforwards            (2.8)        --         --
Other, net                                                        3.5        0.3        1.6
                                                                 -----      -----      -----
Effective income tax rate                                        42.0%      41.2%      52.8%
                                                                 =====      =====      =====

      The $5,387,000 benefit for income taxes arising from the extraordinary loss for the year ended September 30, 1996 consists of a $4,597,950 benefit for federal income tax purposes at the statutory rate of 35% and a $789,050 benefit for state income tax purposes, net of the federal effect.


NOTE 8-TRANSACTIONS WITH OWNERS AND RELATED PARTIES

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. Prior to the Contribution, WSET and WCIV made cash advances to Westfield. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the Company's consolidated balance sheets. The following summarizes these and certain other transactions with related parties:

                                                  Years ended September 30,
                                               1994         1995            1996
Distributions to owners, beginning of
 year                                      $167,853,584  $186,994,850   $203,775,202
 Cash advances                               43,247,192    42,852,798     52,668,465
 Repayment of cash advances                 (13,291,575)  (14,141,779)   (12,785,840)
 Charge for federal income taxes            (10,772,574)  (11,884,443)      (826,421)
 Dividends declared by WSET
    and WCIV                                       --            --      (18,371,337)
 Tax benefit distributed                        (41,777)      (46,224)       (10,339)
                                           -------------  ------------  -------------
Distributions to owners, end of year        $186,994,850  $203,775,202  $224,449,730
                                           =============  ============  ============
Weighted average amount of non-interest
 bearing advances outstanding during
 the year                                   $172,800,000  $178,761,000  $197,205,000
                                           =============  ============  ============


      Subsequent to September 30, 1996 and through November 27,
1996, the Company made additional estimated tax payments and distributions to owners of approximately $13,744,000.

      In connection with the transactions by which the Contribution was consummated, WSET and WCIV declared non-cash dividends to Westfield in the amount of $18,371,337 which represented the cumulative net advances made from WSET and WCIV to Westfield as of the date of the Contribution. The dividend has therefore been reflected as a reduction to retained earnings and distributions to owners during the year ended September 30, 1996.

      Included in distributions to owners is a $20,000,000 loan made by the Company to ALLNEWSCO, Inc. (Allnewsco),an affiliate of the Company which is owned by Mr. Joe L. Allbritton, in 1991. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000,000 note receivable from Allnewsco is payable in annual principal installments of $2,225,000 commencing January 11, 1997 through January 11, 2004 with a final payment of $2,200,000 on January 11, 2005. The note has a stated interest rate of 11.06% and interest is payable semi-annually. During each of the years ended September 30, 1994, 1995 and 1996, the Company earned interest income from this note of approximately $2,200,000. At September 30, 1995 and 1996, interest receivable from Allnewsco under this note totalled
$491,556. Allnewsco is current on its interest payments.

      Management fees of $200,000, $180,000 and $180,000 were paid to Perpetual by the Company for the years ended September 30, 1994, 1995 and 1996, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $750,000, $550,000 and $550,000 for the years ended September 30, 1994, 1995 and 1996, respectively. Management fees are included in corporate expenses in the consolidated statements of operations and management believes such charges to be reasonable.

      Charitable contributions of approximately $347,000, $282,500 and $685,000 were paid to the Allbritton Foundation by the Company for the years ended September 30, 1994, 1995 and 1996, respectively.

      The Company maintains banking relationships with and leases certain office space from The Riggs National Bank of Washington, D.C. (Riggs). Riggs is a wholly-owned subsidiary of Riggs National Corporation, of which Mr. Joe L. Allbritton is the Chairman of the Board of Directors and a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs at September 30, 1995 and 1996. Additionally, the Company incurred $182,300, $166,500 and $192,000 in rental expense related to office space leased from Riggs for the years ended September 30, 1994, 1995 and 1996, respectively.

      On July 1, 1995, 78, Inc., also a wholly-owned subsidiary of Perpetual, was formed to provide sales, marketing and related services to both the Company and Allnewsco. Certain employees of the Company became employees of 78, Inc. The Company was charged

                 ALLBRITTON COMMUNICATIONS COMPANY
approximately $1,700,000 and $7,163,000 during the years ended September 30, 1995 and 1996, respectively, for services provided by 78, Inc., which represents the Company's share of 78, Inc.'s costs relating to the provision of such services, determined based on the Company's usage of such services. These costs are included in television operating expenses in the consolidated statements of operations. Effective October 1, 1996, the Company ceased utilizing 78, Inc. for the provision of these services and re-established these functions internally. At September 30, 1996, the Company has recorded a $1,577,577 receivable from 78, Inc. representing expenses paid on behalf of 78, Inc. by the Company. Management expects this receivable to be fully repaid by 78, Inc. during the year ending September 30, 1997.


NOTE 9-RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company who have been employed by the Company for at least one year and have completed 1,000 hours of service. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company totalled approximately $480,000, $509,000 and $602,000 for the years ended September 30, 1994, 1995 and 1996, respectively.

      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totalled approximately $239,000, $182,000 and $308,000 for the years ended September 30, 1994, 1995 and 1996, respectively.


NOTE 10-COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2004. Certain leases contain provisions for renewal and extension. Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 1996 are as follows:

                                                   Operating       Capital
Year ending September 30,                           Leases         Leases
                                                  -----------  -----------
    1997                                          $ 3,114,525   $1,163,406
    1998                                            3,053,063    1,160,419
    1999                                            3,341,264    1,148,812
    2000                                            3,385,815    1,133,971
    2001                                            3,202,823      841,447
    2002 and thereafter                             6,011,835         --
                                                  -----------    ---------
                                                  $22,109,325    5,448,055
Less: amounts representing imputed interest                       (982,222)
                                                                 ---------
                                                                 4,465,833
Less: current portion                                             (806,380)
                                                                 ---------
Long-term portion of capital lease obligations                  $3,659,453
                                                                ==========

      Rental expense under operating leases aggregated approximately $2,600,000 during each of the years ended September
30, 1994 and 1995 and $2,737,000 for the year ended September 30, 1996.

      The Company has entered into contractual commitments in the ordinary course of business for the rights to acquire broadcast program material not yet available for broadcast as of September 30, 1996. Under these agreements, the Company must make specific minimum payments approximating the following:

      Year ending September 30,
            1997                              $  1,253,000
            1998                                13,667,000
            1999                                14,922,000
            2000                                10,375,000
            2001                                 3,053,000
            2002 and thereafter                    614,000
                                              ------------
                                               $43,884,000
                                              ============

      The Company has entered into various employment contracts.
Future payments under such contracts as of September 30, 1996 approximate $5,668,000, $2,081,000 and $847,000 for the years ending September 30, 1997, 1998 and 1999, respectively.

      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,404,000 during the years 2000 through 2012. At September

                 ALLBRITTON COMMUNICATIONS COMPANY

 30, 1995 and 1996, the Company has recorded a deferred compensation liability of approximately $798,000 and $912,000, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the consolidated balance sheets.

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to a lawsuit or proceedings which, in the opinion of management, is likely to have a material adverse effect on the Company.


NOTE 11-SUPPLEMENTARY CASH FLOW INFORMATION

      Cash paid for interest totalled $22,209,118, $22,481,111 and $28,972,648 during the years ended September 30, 1994, 1995 and 1996, respectively. Cash paid for state income taxes totalled $57,000, $2,147,520 and $678,700 during the years ended September 30, 1994, 1995 and 1996, respectively. Non-cash investing and financing activities consist of entering into capital leases totalling $1,127,269 and $3,553,706 during the years ended September 30, 1995 and 1996, respectively, and declaring a non-cash dividend from WSET and WCIV to Westfield of $18,371,337 during the year ended September 30, 1996.


NOTE 12-SUBSEQUENT EVENT

      On December 16, 1996, regulatory approval was received to move
WJSU's tower to a new location which satisfied the contingent consideration requirements under the Option as discussed in Note 3. Accordingly, the Company is required to pay additional consideration for the Option of $5,348,000 in January 1997 and $1,337,000 upon exercise of the Option.

                                                                 SCHEDULE II

                                ALLBRITTON COMMUNICATIONS COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                 Balance at         Charged                                            Balance at
                                  beginning          to costs       Charged to                           end of
Classification                     of year         and expenses   other accounts     Deductions           year
-------------                      ----------       ------------  --------------     ----------        ----------

Year ended September 30, 1994:
     Allowance for doubtful
     accounts                       $ 694,442       $  549,156         --            ($486,448)<F2>     $  757,150
     Valuation allowance
     for deferred income
     tax assets                          --               --      $ 1,534,006<F1>    ($266,712)<F3>     $1,267,294

Year ended September 30, 1995:
     Allowance for doubtful
     accounts                      $  757,150       $  755,300         --            ($444,299)<F2>     $1,068,151
     Valuation allowance
     for deferred income
     tax assets                    $1,267,294             --           --            ($378,929)<F3>     $  888,365

Year ended September 30, 1996:
     Allowance for doubtful
     accounts                      $1,068,151       $ 752,271          --            ($435,523)<F2>     $1,384,899
     Valuation allowance
     for deferred income
     tax assets                    $  888,365       $1,749,783         --            ($730,235)<F3>     $1,907,913

__________

<F1>    Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2>    Write-off of uncollectible accounts, net of recoveries and collection fees.
<F3>    Represents net reduction of valuation allowance relating to certain net operating loss carryforwards.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALLBRITTON COMMUNICATIONS COMPANY


                                     By: /S/ Lawrence I. Herbert
                                     ---------------------------
                                         Lawrence I. Herbert

                                         President


                                     DATE: December 27, 1996




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                        Date


/S/ Joe L. Allbritton
-------------------------   Chairman, Principal        December 27, 1996
Joe L. Allbritton *         Executive Officer and
                            Director


/S/ Barbara B. Allbritton
-------------------------   Vice President and         December 27, 1996
Barbara B. Allbritton *     Director


/S/ Robert L. Allbritton
-------------------------   Executive Vice President,  December 27, 1996
Robert L. Allbritton  *     Chief Operating Officer
                            and Director

/S/ Lawrence I. Hebert
-------------------------   Vice Chairman, President   December 27, 1996
Lawrence I. Hebert          and Director


/S/ Frederick J. Ryan, Jr.
-------------------------   Vice Chairman, Senior      December 27, 1996
Frederick J. Ryan, Jr. *    Vice President and
                            Director

/S/ Henry D. Morneault
-------------------------   Vice President and         December 27, 1996
Henry D. Morneault  *       Principal Financial
                            Officer

/S/ James R. Vergin
-------------------------   Vice President and         December 27, 1996
James R. Vergin             Principal Accounting
                            Officer


*By Attorney-in-Fact

/S/ Jerald N. Fritz
-------------------
Jerald N. Fritz

                             EXHIBIT INDEX



Exhibit No.             Description of Exhibit                    Page
                                                                   No.

3.1     Certificate of Incorporation of ACC.                        *
        (Incorporated by reference to Exhibit 3.1 of Company's Registration Statement on Form S-4,
        No. 333-02302, dated March 12, 1996.)

3.2     Bylaws of ACC.  (Incorporated by reference to               *
        Exhibit 3.2 of Company's Registration
        Statement on Form S-4, No. 333-02302, dated
        March 12, 1996.)

4.1     Indenture dated as of February 6, 1996 between ACC          *
        and State Street Bank and Trust Company, as
        Trustee, relating to the Debentures. (Incorporated by reference to Exhibit 4.1 of Company's
        Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

4.2     Indenture dated as of August 26, 1992 between ACC           *
        and the First National Bank of Boston, as Trustee, relating to 11.5% Senior Subordinated Debentures due
        2004. (Incorporated by reference to Exhibit 4.2 of Company's Registration Statement on Form S-4, No.
        333-02302, dated March 12, 1996.)

4.3     Form of 9.75% Series B Senior Subordinated                  *
        Debentures due 2007. (Incorporated by reference to Exhibit 4.3 of Company's Registration Statement on
        Form S-4, No. 333-02302, dated March 12, 1996.)

4.4     Revolving Credit Agreement dated as of April 16,            *
        1996 by and among Allbritton Communications Company certain Banks, and The First National Bank of
        Boston, as agent. (Incorporated by reference to Exhibit 4.4 of Company's Quarterly Report on Form
        10-Q, No. 333-02302, dated August 14, 1996)

10.1    Registration Rights Agreement by and among ACC,             *
        Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
        & Smith Incorporated and Salomon Brothers, Inc., dated February 6, 1996. (Incorporated by reference to Exhibit 10.1 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.2    Network Affiliation Agreement (Harrisburg                   *
        Television, Inc.).  (Incorporated by reference to
        Exhibit 10.3 of Company's Pre-effective Amendment
        No. 1 to Registration Statement on Form S-4, dated
        April 22, 1996.)

10.3    Network Affiliation Agreement (First Charleston             *
        Corp.). (Incorporated by reference to Exhibit 10.4 of Company's Pre-effective Amendment No. 1 to
        Registration Statement on Form S-4, dated April 22,
        1996.)

10.4    Network Affiliation Agreement (WSET Incorporated).          *
        (Incorporated by reference to Exhibit 10.5 of Company's Pre-effective Amendment No. 1 to
        Registration Statement on Form S-4, dated April 22,
        1996.)

10.5    Network Affiliation Agreement (WJLA-TV).                    *
        (Incorporated by reference to Exhibit 10.6 of Company's Pre-effective Amendment No. 1 to
        Registration Statement on Form S-4, dated April 22,
        1996.)

10.6    Network Affiliation Agreement (KATV Television,             *
        Inc.). (Incorporated by reference to Exhibit 10.7 of Company's Pre-effective Amendment No. 1 to
        Registration Statement on Form S-4, dated April 22,
        1996.)

10.7    Network Affiliation Agreement (KTUL Television,             *
        Inc.). (Incorporated by reference to Exhibit 10.8 of Company's Pre-effective Amendment No. 1 to
        Registration Statement on Form S-4, dated April 22,
        1996.)

10.8     Network Affiliation Agreement (TV Alabama, Inc.).          *
         (Incorporated by reference to Exhibit 10.9 of Company's Pre-effective Amendment No. 1 to
         Registration Statement on Form S-4, dated April 22,
         1996.)

10.9     Tax Sharing Agreement effective as of September 30,        *
         1991 by and among Perpetual Corporation, Inc., ACC and Allnewsco, Inc., as amended. (Incorporated by reference to Exhibit 10.11 of Company's
         Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.10    Time Brokerage Agreement dated as of December              *
         21, 1995 by and between RKZ Television, Inc.
         and ACC.  (Incorporated by reference to
         Exhibit 10.11 of Company's Registration
         Statement on Form S-4, No. 333-02302, dated
         March 12, 1996.)

10.11    Option Agreement dated December 21, 1995 by                *
         and between ACC and RKZ Television, Inc.
         (Incorporated by reference to Exhibit 10.12 of Company's Registration Statement on Form S-4,
         No. 333-02302, dated March 12, 1996.)

10.12    Amendment dated May 2, 1996 by and among TV
         Albritton, Inc., RKZ Television, Inc. and
         Osborn Communications Corporation to Option
         Agreement dated December 21, 1995 by and between ACC and RKZ Television, Inc.

10.13    Master Lease Finance Agreement dated as of                 *
         August 10, 1994 between BancBoston Leasing,
         Inc. and ACC, as amended. (Incorporated by reference to Exhibit 10.16 of Company's
         Registration Statement on Form S-4, No. 333-
         02302, dated March 12, 1996.)

10.14    Representation Agreement dated as of July 1,               *
         1995 by and between 78 inc. and WJLA-TV.
         (Incorporated by reference to Exhibit 10.17 of Company's Registration Statement on Form S-4,
         No. 333-02302, dated March 12, 1996.)

21.      Subsidiaries of the Registrant
24.      Powers of Attorney
27.      Financial Data Schedule (Electronic Filing
         Only)


------------------
*Previously filed

PAGE