Form 10-Q
period 1996-12-31
ALLBRITTON COMMUNICATIONS CO
filed 1997-02-14
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549





                                         FORM 10-Q


                      Quarterly Report Pursuant to Section 13 or 15(d) of the
                                   Securities Exchange Act of 1934



For the quarterly period ended                       Commission file number:
       December 31, 1996                                           333-02302



                          ALLBRITTON COMMUNICATIONS COMPANY
             [Exact name of registrant as specified in its charter]



          Delaware                                             78-180-3105
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           identification no.)


                        808 Seventeenth Street, N.W.
                                 Suite 300
                         Washington, DC  20006-3903
                   (Address of principal executive offices)


Registrant's telephone number, including area code:  202-789-2130






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [ X ]         No [  ]



   Number of shares of Common Stock outstanding as of February 14, 1997:
   20,000 shares.
                     ALLBRITTON COMMUNICATIONS COMPANY
                                 FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION


Item 1.        Financial Statements:                                    PAGE

               Consolidated Statements of Operations and Retained
               Earnings for the Three Months Ended December 31, 1995
               and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . 1

               Consolidated Balance Sheets as of September 30, 1996 and
               December 31, 1996. . . . . . . . . . . . . . . . . . . . . 2

               Consolidated Statements of Cash Flows for the Three
               Months Ended December 31, 1995 and 1996  . . . . . . . . . 3

               Notes to Interim Consolidated Financial Statements . . . . 4

Item 2.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . 6


PART II        OTHER INFORMATION


Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . .  11

Item 4.        Submission of Matters to a Vote of Security Holders . . .  11

Item 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I         FINANCIAL INFORMATION


Item 1.        Financial Statements


                      ALLBRITTON COMMUNICATIONS COMPANY
          (an indirectly wholly-owned subsidiary of Perpetual Corporation)

            CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (Dollars in thousands)
                                 (unaudited)



                                                     Three Months Ended
                                                          December 31,
                                                     ------------------
                                                      1995           1996


Operating revenues, net                             $38,382        $47,792
                                                    -------        -------
Television operating expenses, excluding
    depreciation and amortization                    21,193         26,404
Depreciation and  amortization                        1,274          4,294
Corporate expenses                                      829            974
                                                    -------        -------
                                                     23,296         31,672
                                                    -------        -------
Operating income                                     15,086         16,120

Nonoperating income (expense)
    Interest income
          Related party                                 553            553
          Other                                          32             58
    Interest expense                                 (5,667)       (10,659)
    Other, net                                          (90)          (391)
                                                    -------        -------
Income before income taxes                            9,914          5,681

Provision for income taxes                            3,814          2,487
                                                    -------        -------
Net income                                            6,100          3,194

Retained earnings, beginning of period               62,940         45,102
                                                    -------        -------
Retained earnings, end of period                    $69,040        $48,296
                                                    =======        =======

     See accompanying notes to interim consolidated financial statements.

                                     1

                                         ALLBRITTON COMMUNICATIONS COMPANY
                          (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                             CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)



                                                                    September 30,    December 31,
                                                                       1995               1996
                                                                                       (unaudited)
                                                                    -------------    -------------
Assets
Current assets
      Cash and cash equivalents                                  $     12,108      $     5,335
      Accounts receivable, net                                         29,219           38,038
      Program rights                                                   16,298           12,089
      Deferred income taxes                                             1,473            1,675
      Receivable from related party                                     1,578                -
      Interest receivable from related party                              492            1,045
      Other                                                             1,795            2,618
                                                                   ----------       ----------
           Total current assets                                        62,963           60,800

Property, plant and equipment, net                                     52,333           51,751
Intangible assets, net                                                150,187          154,159
Deferred financing costs and other                                     11,856           11,564
Cash surrender value of life insurance                                  3,787            3,936
Program rights                                                            652              533
                                                                   ----------        ---------
                                                                 $    281,778       $  282,743
                                                                   ==========       ==========

Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt                          $        806       $    1,204
      Accounts payable                                                  6,091           10,176
      Accrued interest payable                                         10,724            7,854
      Program rights payable                                           20,199           16,586
      Accrued employee benefit expenses                                 3,043            2,300
      Other accrued expenses                                            4,822            5,778
                                                                    ---------         --------
           Total current liabilities                                   45,685           43,898

Long-term debt                                                        402,187          407,855
Program rights payable                                                  1,391            1,849
Deferred rent and other                                                 3,201            2,654
Accrued employee benefit expenses                                       1,706            1,736
Deferred income taxes                                                       -              749
                                                                     --------          -------
                                                                      454,170          458,741
                                                                     --------          -------
Commitments and contingent liabilities

Stockholder's investment
      Preferred stock, $1 par value, 800 shares authorized,
           none issued                                                      -                -
      Common stock, $.05 par value, 20,000 shares authorized
                issued and outstanding                                      1                1
      Capital in excess of par value                                    6,955            6,955
      Retained earnings                                                45,102           48,296
      Distributions to owners, net                                   (224,450)        (231,250)
                                                                     ---------        ---------
           Total stockholder's investment                            (172,392)        (175,998)
                                                                     ---------        ---------
                                                                    $ 281,778        $ 282,743
                                                                     =========        =========

                            See accompanying notes to interim consolidated financial statements

                                     2

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)
                                         (unaudited)

                                                                        Three Months Ended
                                                                            December 31,
                                                                        ------------------
                                                                      1995              1996
                                                                      ----------------------
Cash flows from operating activities:
  Net income                                                        $6,100             $3,194
                                                                    ------             ------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                      1,274              4,294
  Other noncash charges                                                104                297
  Provision for doubtful accounts                                      111                121
  Loss on disposal of assets                                             1                 58
  Changes in assets and liabilities:
    (Increase) decrease in assets:
        Accounts receivable                                         (7,040)            (8,940)
      Program rights                                                 3,636              4,327
      Interest receivable from related party                          (553)               553
      Other current assets                                             495             (  553)
      Other noncurrent assets                                       (1,966)            (  131)
    Increase (decrease) in liabilities:
      Accounts payable                                               1,381             (1,263)
      Accrued interest payable                                       1,781             (2,870)
      Program rights payable                                        (2,805)            (3,155)
      Accrued employee benefit expenses                                 68             (  713)
      Other accrued expenses                                           429                954
      Deferred rent and other liabilities                              166                278
                                                                   -------              ------
      Total adjustments                                             (2,918)            (6,743)
                                                                   -------              ------

Net cash provided by (used in) operating activities                  3,182             (3,549)
                                                                   -------              -----

Cash flows from investing activities:
   Capital expenditures                                               (875)            (1,874)
   Purchase of option                                              (10,000)                 -
   Proceeds from disposal of assets                                     24                 12
                                                                    ------              -----

   Net cash used in investing activities                           (10,851)            (1,862)
                                                                    ------              -----
Cash flows from financing activities:
   Draws under lines of credit, net                                 13,000              5,500
   Principal payments on long-term debt and capital lease
       obligations                                                  (1,463)           (    62)
   Distributions to owners, net of certain charges                  (7,366)           (17,420)
   Repayments of distributions to owners                             2,300             10,620
                                                                     -----             ------

   Net cash provided by (used in) financing activities               6,471             (1,362)
                                                                     -----              -----
Net decrease in cash and cash equivalents                           (1,198)            (6,773)
Cash and cash equivalents, beginning of period                       3,816             12,108
                                                                     -----             ------
Cash and cash equivalents, end of period                            $2,618             $5,335
                                                                    ======             ======

                            See accompanying notes to interim consolidated financial statements

                                     3
                       ALLBRITTON COMMUNICATIONS COMPANY
       (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in thousands)
                                    (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company"), included herein have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair statement of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1997. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1996 which are contained in the Company's Form 10-K.

NOTE 2 - On December 29, 1995, the Company, through an 80% owned subsidiary, entered into a ten-year local marketing agreement ("LMA") with RKZ, Inc., which owns WJSU, an ABC affiliated television station serving Anniston, Alabama. In connection with the LMA, the Company also entered into an option ("Option") to acquire WJSU. The cost of the Option totalled $15,348 of which $10,000 was paid in December 1995 and $5,348 became payable within 40 days of December 16, 1996 and was paid in January 1997. The Option is exercisable over a ten-year period for additional consideration of $3,337. The results of operations of WJSU are included in the consolidated financial statements since December 29, 1995.

In March of 1996, the Company acquired an 80% interest in the assets and certain liabilities of WHTM, an ABC affiliated television station serving Harrisburg-York-Lancaster-Lebanon, Pennsylvania, and WCFT, an ABC affiliated television station serving Tuscaloosa, Alabama, for approximately $135,657 (collectively, the "Acquisitions"). The Acquisitions were accounted for as purchases and accordingly, the cost of the entities was assigned to the identifiable tangible and intangible assets and liabilities assumed based on their fair values at the respective dates of the purchases.
The results of operations of WHTM and WCFT are included for the period subsequent to the acquisitions.

The acquisitions of WHTM and WCFT and the purchase of the Option were financed using a portion of the proceeds of an offering of $275,000 9.75% Senior Subordinated Debentures due 2007 (the "Debentures") which were issued in February 1996 at a discount of $1,375. The Company also used a portion of the proceeds of the offering to repay approximately $74,704 of debt, and pay a related prepayment penalty of $12,934, which resulted in an extraordinary loss, net of income tax benefit, of $7,750 on the early repayment of debt.


The following pro forma summary presents the unaudited consolidated results of operations of the Company for the three months ended December 31, 1995 as if the offering of the Debentures and the application of the net proceeds thereof, (including the Acquisitions and LMA and excluding the prepayment penalty), had occurred at the beginning of the three month period. The results presented in the pro forma summary do not necessarily reflect the results that would have been obtained if the offering, Acquisitions and LMA had occurred at the beginning of the three month period.


                                                    Three Months Ended
                                                     December 31, 1995
                                                    ------------------
Operating revenues, net                                  $44,851
Net income                                                 3,434





NOTE 3 - For the three months ended December 31, 1995 and 1996, distributions to owners were as follows:

                                              Three Months Ended December 31,
                                              -------------------------------
                                                       1995         1996
                                                       ----         ----
Distributions to owners, beginning of period         $203,775     $224,450

   Cash advances                                       10,618       18,969
   Repayment of cash advances                          (2,300)     (10,620)
   Charge for income taxes                             (3,252)      (1,549)
                                                     --------     --------

Distributions to owners, end of period               $208,841     $231,250
                                                     ========     ========


Weighted average amount of non-interest bearing
   advances outstanding during the period            $187,563     $211,465
                                                     ========     ========


Included in distributions to owners is the principal amount of a $20,000 loan made by the Company in 1991 to ALLNEWSCO, Inc. (Allnewsco), an affiliate of the Company which is owned by Mr. Joe L. Allbritton. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000 note receivable from Allnewsco is payable in annual principal installments of $2,225 commencing January 11, 1997 through January 11, 2004 with a final payment of $2,200 on January 11, 2005.
The note has a stated interest rate of 11.06% and interest is payable semi-annually. Allnewsco is current on its interest payments. During the second quarter of fiscal 1997, the Company deferred the January 11, 1997 payment and anticipates that it will amend the note to defer all principal payments to January 11, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Allbritton Communications Company and its subsidiaries (on a consolidated basis, the "Company") own and operate seven network-affiliated television stations:
WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT in Tuscaloosa, Alabama. The consolidated financial information included herein includes the amounts for the television stations listed above, with the amounts for WHTM and WCFT included only since March 1, 1996 and March 15, 1996, respectively, the dates on which the acquisitions of those entities were completed. The consolidated financial information also includes operating revenues and certain operating expenses of WJSU since December 29, 1995, pursuant to the terms of the local marketing agreement ("LMA"). WHTM, WCFT and WJSU, collectively, are referred to throughout as the "New Stations."

RESULTS OF OPERATIONS
Set forth below are selected consolidated financial data for the three months ended December 31, 1995 and 1996 in actual dollars and the percentage change between the periods:

                                              Three Months Ended December 31,
                                             --------------------------------
                                             1995       1996       % Change
                                             ----       ----       --------
                                                 (Dollars in thousands)

Operating revenues, net                    $38,382    $47,792        24.5
Total operating expenses                    23,296     31,672        86.0
Operating income                            15,086     16,120         6.9
Nonoperating expenses, net                   5,172     10,439       101.8
Income taxes                                 3,814      2,487       (34.8)
Net income                                   6,100      3,194       (47.6)


NET OPERATING REVENUES
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three months ended December 31, 1995 and 1996, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:


                                        Three Months Ended December 31,

                                         1995        %         1996       %
                                        -----------------     ---------------
                                               (Dollars in thousands)

Local/regional (1)                       $19,044     48.1     $22,525    45.7
National (2)                              16,403     41.5      18,639    37.8
Network compensation (3)                     593      1.5       1,420     2.9
Political (4)                                404      1.0       3,376     6.9
Trade & barter (5)                         1,619      4.1       1.915     3.9
Other revenue (6)                          1,502      3.8       1,376     2.8
                                          ------    -----      ------   -----
Broadcast revenues                        39,565    100.0      49,251   100.0
                                                    =====               =====
Fees (7)                                  (1,317)              (1,580)
                                          -------              -------
Broadcast revenue,
   net of fees                            38,248               47,671
Non-Broadcast revenue (8)                    134                  121
                                          ------               ------
Total net operating revenue              $38,382              $47,792
                                         =======              =======

(1) Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers.
(2) Represents sale of advertising time to agencies representing national advertisers.
(3) Represents payment by networks for broadcasting or promoting network programming.
(4)  Represents sale of advertising time to political advertisers.
(5) Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(6) Represents miscellaneous revenue, principally receipts from tower rental, production of commercials and revenue from the sales of University of Arkansas sports programming to advertisers and radio stations.
(7) Represents fees paid to national sales representatives and fees paid for music licenses.
(8) Represents revenues from program syndication sales and other miscellaneous non-broadcast revenues.


Net operating revenues for the three months ended December 31, 1996 totaled $47,792,000, an increase of $9,410,000, or 24.5% when compared to net operating revenues of $38,382,000 for the three months ended December 31, 1995. This includes a $3,481,000 increase in local/regional advertising, a $2,236,000 increase in national advertising, a $827,000 increase in network compensation, and a $2,972,000 increase in political advertising. Of the $9,410,000 increase, approximately $7,309,000 is attributable to the New Stations.

Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing over 80% of the Company's total broadcast revenues in the periods presented. Although the total percentage contribution of local/regional and national advertising has been relatively constant, the growth rate of local/regional and national advertising revenues varies based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets.

The increase in local/regional advertising revenues for the three months ended December 31, 1996 of $3,481,000, or 18.3%, over the three months ended December 31, 1995 is largely attributable to $3,708,000 of local/regional advertising revenue generated by the New Stations. Local/regional advertising revenue in the Company's remaining markets decreased 1.2% from the amounts in the same period of the prior year principally due to a shift in advertising to political advertisers.

National advertising revenue increased $2,236,000, or 13.6%, for the three months ended December 31, 1996 over the comparable period in the prior year. The increase for the three months ended December 31, 1996 is a result of $2,465,000 in national advertising revenues generated by the New Stations, offset by a shift in advertising to political advertisers and by a decrease in the Washington, D.C. and Little Rock, Arkansas markets for national advertisers.

Political revenue, which comprised 1.0% of the Company's total operating revenues during the three months ended December 31, 1995, increased by $2,972,000 during the three months ended December 31, 1996 due primarily to the national presidential election and various high-profile political races in the Washington, DC metropolitan area as well as in Little Rock and Tulsa in November 1996 with no comparable political elections occurring in November 1995.

The increase in network compensation for the three months ended December 31, 1996 is primarily attributable to network compensation contributed by the New Stations and new ABC affiliation agreements at higher compensation levels for certain of the remaining stations which were completed subsequent to December 31, 1995.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three months ended December 31, 1996 or 1995.

TOTAL OPERATING EXPENSES
Total operating expenses for the three months ended December 31, 1996 totaled $31,672,000 an increase of $9,376,000, or 42.1%, compared to total operating expenses of $23,296,000 for the three month period ended December 31, 1995. Television operating expenses (before depreciation, amortization, and corporate expenses) totaled $26,404,000 for the three months ended December 31, 1996, an increase of $5,211,000, or 24.6 %, compared to $21,193,000 for the three months ended December 31, 1995. The increase in television operating expenses is directly attributable to the New Stations. Television operating expenses at the remaining stations were flat compared to the same period in the prior year.

Depreciation and amortization expense of $4,294,000 for the three months ended December 31, 1996 increased $3,020,000, or 237.1%, due principally to the increased amount of depreciable assets and intangible assets arising from the acquisitions of WHTM and WCFT as well as from the option to acquire the assets of WJSU.

Corporate expenses of $974,000 for the three months ended December 31, 1996 increased $145,000 or 17.4%, compared to $829,000 for the three months ended December 31, 1995. The increase was primarily due to an increase in compensation expense.

OPERATING INCOME
For the three months ended December 31, 1996, operating income of $16,120,000 increased $1,034,000 or 6.9%, when compared to operating income of $15,086,000 for the three months ended December 31, 1995. The increase was due primarily to increased revenue offset by increased operating, depreciation and amortization expense, and corporate expenses as discussed above. For the three months ended December 31, 1996, the operating margin decreased to 33% from 39% for the comparable period in 1995. The decrease in the operating margin is principally attributable to increased depreciation and amortization arising from the acquisition of the New Stations.

NONOPERATING EXPENSES, NET
Interest expense of $10,659,000 for three months ended December 31, 1996 increased $4,992,000, or 88.1%, as compared to $5,667,000 for the three month period ended December 31, 1995. This increase is primarily due to the incremental interest expense associated with the issuance of the Company's $275,000,000 9.75% Senior Subordinated Debentures due 2007 (the "9.75% Debentures") on February 6, 1996.

The weighted average balances of debt were $202,325,000 and $408,001,000 for the three months ended December 31, 1995 and 1996, respectively, and the weighted average interest rate on debt was 11.1% and 10.4% for the three months ended December 31, 1995 and 1996, respectively.

INCOME TAXES
The provision for income taxes for the three months ended December 31, 1996 totaled $2,487,000, a decrease of $ 1,327,000, or 34.8%, when compared to the provision for income taxes of $3,814,000 for the three months ended December 31, 1995. The decrease is directly attributable to the $4,323,000, or 42.7%, decrease in income before income taxes which declined for reasons previously discussed. The Company's effective tax rate was 38.5% and 43.8% for the three months ended December 31, 1995 and 1996, respectively. The increase in the effective rate is principally due to certain state tax net operating loss carryforwards generated in the current period for which no tax benefit has been recognized due to the uncertainty surrounding their realizability.

NET INCOME
Net income for the three months ended December 31, 1996 was $3,194,000, compared to net income of $6,100,000 for the three months ended December 31, 1995, a decrease of $2,906,000, or 47.6%. The decrease results primarily from an increase in interest expense of $4,992,000, offset by increases in income from operations of $1,034,000 and a decrease in income taxes of $1,327,000.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1996, the Company's cash and cash equivalents aggregated $5,335,000, and the Company had an excess of current assets over current liabilities of $16,902,000.

Cash Provided by Operations. The Company's principal sources of working capital are internally generated cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company used 3,549,000 of net cash in operating activities during the three months ended December 31, 1996 and generated $3,182,000 of net cash in operating activities during the three months ended December 31,1995. The decrease is attributable primarily to the timing of interest and other payments.

Transactions with Owners. For the three months ended December 31, 1996 and 1995, the Company made cash advances to owners net of repayments and certain charges totaling $6,800,000 and $5,066,000, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $175,998,000 at December 31, 1996, an increase of $3,606,000, or 2.1%, from the September 30, 1996 deficit of $172,392,000. The increase is primarily due to a net increase in distributions to owners of $6,800,000 offset by net income for the period of $3,194,000.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $402,993,000 at September 30, 1996 to $409,059,000 at December 31, 1996. This debt, net of applicable discounts, consists of $273,731,000 of 9.75% Debentures, $122,734,000 of 11.50%
debentures, $4,994,000 of capital lease obligations and $7,600,000 under a revolving credit agreement. The increase of $6,066,000 in total debt from September 30 to December 31, 1996 is primarily due to a $530,000 net increase in capital lease obligations to fund capital expenditures for WCFT/WJSU and a $5,500,000 increase in the revolving credit facility to fund working capital. ACC's $40,000,000 revolving credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company agrees to abide by restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and/or working capital and comply with other financial covenants.

Other Uses of Cash. Management estimates that capital expenditures for fiscal year 1997 will approximate $9,500,000 of which approximately 60% will be funded by cash generated from operations and the remaining amount financed under existing credit facilities. Capital expenditures during the three months ended December 31, 1996, totaled $2,465,000, which included cash expenditures of $1,874,000. Fiscal year 1997 planned capital expenditures include facility construction and equipment additions to complete the consolidation of the operations of WCFT and WJSU and technical equipment improvements and capital additions at the other stations.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

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

In October 1995, a former employee of WJLA filed a lawsuit against WJLA in The Superior Court for the District of Columbia alleging discrimination under the District of Columbia Human Rights Statute and breach of the implied covenant of good faith and fair dealing under District of Columbia law. The lawsuit sought $10,000,000 in actual damages and $2,000,000 in punitive damages from WJLA. Summary judgment was rendered in favor of WJLA on December 11, 1996. The decision has been appealed.


Item 4.        Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on December 9, 1996, each of the directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


Item 6.             Exhibits and Reports on Form 8-K

a.   Exhibits

27.                 Financial Data Schedule (Electronic Filing Only)

b.   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                     11
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALLBRITTON COMMUNICATIONS COMPANY
                                               (Registrant)




      February 14, 1997                /s/ Lawrence I. Hebert
             Date                      Name: Lawrence I. Hebert
                                       Title: President



                                      /s/ James R. Vergin
      February 14, 1997               Name: James R. Vergin
             Date                     Title: Chief Accounting Officer

                                                         EXHIBIT INDEX



Exhibit No.          Description of Exhibit                         Page No.
3.1            Certificate of Incorporation of ACC.                     *
               (Incorporated by reference to Exhibit 3.1 of Company's Registration Statement on Form S-4,
               No. 333-02302, dated March 12, 1996.)

3.2            Bylaws of ACC.  (Incorporated by reference to            *
               Exhibit 3.2 of Registrant's Registration
               Statement on Form S-4, No. 333-02302, dated
               March 12, 1996.)

4.1            Indenture dated as of February 6, 1996 between           *
               ACC and State Street Bank and Trust Company, as Trustee, relating to the Debentures.
               (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on Form S-4,
               No. 333-02302, dated March 12, 1996.)

4.2            Indenture dated as of August 26, 1992 between            *
               ACC and the First National Bank of Boston, as
               Trustee, relating to 11.5% Senior Subordinated
               Debentures due 2004. (Incorporated by
               reference to Exhibit 4.2 of Company's
               Registration Statement on Form S-4, No.
               333-02302, dated March 12, 1996.)

4.3            Form of 9.75% Series B Senior Subordinated               *
               Debentures due 2007.  (Incorporated by
               reference to Exhibit 4.3 of Company's
               Registration Statement on Form S-4, No.
               333-02302, dated March 12, 1996.)

4.4            Revolving Credit Agreement dated as of April             *
               16, 1996 by and among Allbritton
               Communications Company certain Banks, and The
               First National Bank of Boston, as agent.
               (Incorporated by reference to Exhibit 4.4 of Company's Quarterly Report on Form 10-Q, No.
               333- 02302, dated August 14, 1996.)

10.1           Registration Rights Agreement by and among               *
               ACC, Merrill Lynch & Co., Merrill Lynch,
               Pierce, Fenner & Smith Incorporated and
               Salomon Brothers, Inc., dated February 6,
               1996.  (Incorporated by reference to Exhibit
               10.1 of Company's Registration Statement on
               Form S-4, No. 333-02302, dated March 12,
               1996.)

10.2           Network Affiliation Agreement (Harrisburg                *
               Television, Inc.). (Incorporated by reference to Exhibit 10.3 of Company's Pre-effective
               Amendment No. 1 to Registration Statement on
               Form S-4, dated April 22, 1996.)

10.3           Network Affiliation Agreement (First                     *
               Charleston, Corp.). (Incorporated by reference to Exhibit 10.4 of Company's Pre-effective
               Amendment No. 1 to Registration Statement on
               Form S-4, dated April 22, 1996.)

10.4           Network Affiliation Agreement (WSET,                     *
               Incorporated). (Incorporated by reference to
               Exhibit 10.5 of Company's Pre-effective
               Amendment No. 1 to Registration Statement on
               Form S-4, dated April 22, 1996.)

10.5           Network Affiliation Agreement (WJLA-TV).                 *
               (Incorporated by reference to Exhibit 10.6 of Company's Pre-effective Amendment No. 1 to
               Registration Statement on Form S-4, dated
               April 22, 1996.)

10.6           Network Affiliation Agreement (KATV                      *
               Television, Inc.). (Incorporated by reference to Exhibit 10.7 of Company's Pre-effective
               Amendment No. 1 to Registration Statement on
               Form S-4, dated April 22, 1996.)

10.7           Network Affiliation Agreement (KTUL                      *
               Television, Inc.). (Incorporated by reference to Exhibit 10.8 of Company's Pre-effective
               Amendment No. 1 to Registration Statement on
               Form S-4, dated April 22, 1996.)

10.8           Network Affiliation Agreement (TV Alabama,               *
               Inc.).  (Incorporated by reference to Exhibit
               10.9 of Company's Pre-effective Amendment No.
               1 to Registration Statement on Form S-4, dated
               April 22, 1996.)

10.9           Tax Sharing Agreement effective as of                    *
               September 30, 1991 by and among Perpetual
               Corporation, Inc., ACC and Allnewsco, Inc., as amended. (Incorporated by reference to
               Exhibit 10.11 of Company's Registration
               Statement on Form S-4, No. 333-02302, dated
               March 12, 1996.)

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

10.12          Amendment dated May 2, 1996 by and among TV              *
               Alabama, Inc., RKZ Television, Inc. and Osborn
               Communications Corporation to Option Agreement dated December 21, 1995 by and between ACC and RKZ Television, Inc. (Incorporated by reference to exhibit 10.13 of Company's Form
               10-K, No. 333-02302, dated December 30, 1996.)

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

10.15          Amendment to Network Affiliation Agreement (TV
               Alabama, Inc.) dated January 23, 1997.

27.            Financial Data Schedule (Electronic Filing Only)


*Previously filed