Form 10-Q
period 1997-03-31
ALLBRITTON COMMUNICATIONS CO
filed 1997-05-15
CIK 889156

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934


For the quarterly period ended                      Commission file number:
     March 31, 1997                                        333-02302


                      ALLBRITTON COMMUNICATIONS COMPANY
            [Exact name of registrant as specified in its charter]


               Delaware                                     78-180-3105
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                          identification no.)


                        808 Seventeenth Street, N.W.
                                 Suite 300
                         Washington, DC  20006-3903
                 (Address of principal executive offices)
      Registrant's telephone number, including area code:  202-789-2130

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes [X]            No [ ]

Number of shares of Common Stock outstanding as of May 15, 1997: 20,000 Shares.

This Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include but are not limited to contractual relationships, industry competition, regulatory developments, the effects of adverse general economic conditions, and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, and operating results. An investment in the Company involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                   ALLBRITTON COMMUNICATIONS COMPANY
                              FORM 10-Q
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                          PAGE

Item 1.   Financial Statements:
          Consolidated Statements of Operations and Retained
          Earnings for the Three and Six Months Ended March 31,
          1996 and 1997                                               1

          Consolidated Balance Sheets as of September 30, 1996
          and  March 31, 1997                                         2

          Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 1996 and 1997                        3

          Notes to Interim Consolidated Financial Statements          4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         6


PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                          13

Item 6.   Exhibits and Reports on Form 8-K                           13

Signatures                                                           14

Exhibit Index                                                        15

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

                                    ALLBRITTON COMMUNICATIONS COMPANY
                   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                         (Dollars in thousands)
                                               (unaudited)


                                                  Three Months Ended     Six Months Ended
                                                      March 31,              March 31,
                                                  ------------------     ----------------
                                                   1996       1997       1996       1997
                                                   ----       ----       ----       ----

Operating revenues, net                         $ 33,812     $ 37,024     $ 72,194     $ 84,816

Television operating expenses, excluding
    depreciation and amortization                 21,263       27,183       42,455       53,587
Depreciation and  amortization                     2,293        4,755        3,567        9,049
Corporate expenses                                 1,358        1,217        2,187        2,191
                                                --------      -------     --------     --------
                                                  24,914       33,155       48,209       64,827
                                                --------      -------     --------     --------
Operating income                                   8,898        3,869       23,985       19,989
                                                --------      -------     --------     --------

Nonoperating income (expense)
   Interest income
      Related party                                  553          553        1,106        1,106
      Other                                          673           66          705          124
   Interest expense                               (8,674)     (10,479)     (14,341)     (21,138)
   Other, net                                       (161)        (191)        (252)        (582)
                                                --------      -------      -------      -------
                                                  (7,609)     (10,051)     (12,782)     (20,490)
                                                --------      -------      -------      -------
Income (loss) before income taxes and
   extraordinary item                              1,289       (6,182)      11,203         (501)

Provision for (benefit from) income taxes            681       (1,561)       4,495          926
                                                --------      -------      -------      -------
Income (loss) before extraordinary item              608       (4,621)       6,708       (1,427)
Extraordinary loss on early repayment of debt,
   net of related income tax benefit of $5,387    (7,750)                   (7,750)
                                                --------      -------      -------      -------
Net loss                                          (7,142)      (4,621)      (1,042)      (1,427)
Retained earnings, beginning of period            69,040       48,296       62,940       45,102
Dividend from WSET and WCIV to Westfield         (18,371)                  (18,371)
Tax benefit distributed                              (10)                      (10)
                                                --------      -------      -------      -------
Retained earnings, end of period               $  43,517    $  43,675    $  43,517     $ 43,675
                                               =========    =========    =========     ========



*  See accompanying notes to interim consolidated financial statements.

                              ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                               CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                              September 30,        March 31,
                                                                  1996                1997
                                                               (unaudited)
                                                              -------------      -------------
Current assets
     Cash and cash equivalents                               $     12,108       $      6,145
     Accounts receivable, net                                      29,219             30,496
     Program rights                                                16,298              7,751
     Deferred income taxes                                          1,473              2,582
     Receivable from related party                                  1,578                186
     Interest receivable from related party                           492                492
     Other                                                          1,795              2,894
                                                              -----------         ----------
          Total current assets                                     62,963             50,546

Property, plant and equipment, net                                 52,333             54,201
Intangible assets, net                                            150,187            152,705
Deferred financing costs and other                                 11,856             10,491
Cash surrender value of life insurance                              3,787              4,086
Program rights                                                        652                468
                                                              -----------         ----------
                                                             $    281,778       $    272,497
                                                              ===========         ==========
Liabilities and Stockholder's Investment

Current liabilities
     Current portion of long-term debt                       $        806       $      1,204
     Accounts payable                                               6,091              2,290
     Accrued interest payable                                      10,724             10,789
     Program rights payable                                        20,199             11,044
     Accrued employee benefit expenses                              3,043              2,366
     Other accrued expenses                                         4,822              7,056
                                                              -----------         ----------
          Total current liabilities                                45,685             34,749

Long-term debt                                                    402,187            416,133
Program rights payable                                              1,391              1,893
Deferred rent and other                                             3,201              2,720
Accrued employee benefit expenses                                   1,706              1,766
Deferred income taxes                                                  --              1,585
                                                              -----------         ----------
                                                                  454,170            458,846

Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized,
          none issued                                                  --                 --
     Common stock, $.05 par value, 20,000 shares
     authorized, issued and outstanding                                 1                  1
     Capital in excess of par value                                 6,955              6,955
     Retained earnings                                             45,102             43,675

     Distributions to owners, net                                (224,450)          (236,980)
                                                              -----------         ----------
          Total stockholder's investment                         (172,392)          (186,349)
                                                              -----------         ----------
                                                            $     281,778       $    272,497
                                                              ===========         ==========

See accompanying notes to interim consolidated financial statements.

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)
                                       (unaudited)                         Six Months Ended
                                                                               March 31,
                                                                           ----------------
                                                                        1996              1997
                                                                     ------------       ------------
Cash flows from operating activities:
     Net loss                                                       $      (1,042)     $   (1,427)
                                                                     ------------       ---------
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Depreciation and amortization                                     3,567           9,049
          Other noncash charges                                               377             589
          Extraordinary loss on early repayment of debt                     7,750              --
          Provision for doubtful accounts                                     231             247
          (Gain) loss on disposal of assets                                   (93)             54
          Changes in assets and liabilities:
               (Increase) decrease in assets:
                    Accounts receivable                                      (445)         (1,524)
                    Program rights                                           7,358          8,731
                    State income taxes receivable                           (1,264)            --
                    Other current assets                                    (1,684)          (817)
                    Other noncurrent assets                                    259            536
               Increase (decrease) in liabilities:
                    Accounts payable                                          (290)        (3,801)
                    Accrued interest payable                                 1,494             65
                    Program rights payable                                  (8,086)        (8,653)
               Accrued employee benefit expenses                               (85)          (616)
               Other accrued expenses                                        1,207          2,234
               Deferred rent and other liabilities                             206          1,180
                                                                        ----------       --------
               Total adjustments                                           (10,502)         7,274
                                                                        ----------       --------
                    Net cash provided by operating activities                9,460          5,847
                                                                        ----------       --------

Cash flows form investing activities:
     Capital expenditures                                                   (3,023)        (7,629)
     Purchase of option                                                    (10,000)        (5,348)
     Proceeds from disposal of assets                                          194             19
     Acquisitions, net of cash acquired                                   (134,303)            --
                                                                         ----------       -------
                    Net cash used in investing activities                 (147,132)       (12,958)
                                                                         ----------       -------

Cash flows from financing activities:
     Proceeds from issuance of debt                                        283,625             --
     Deferred financing costs                                               (7,016)            --
     Extraordinary loss on early repayment of debt                          (7,750)            --
     (Repayments) draws under lines of credit, net                          (5,000)        13,800
     Principal payments on long-term debt and capital lease obligations    (78,256)          (122)
     Distributions to owners, net of certain charges                       (34,032)       (27,469)
     Repayments of distribution to owners                                    8,280         14,939
     Other                                                                      (5)            --
                                                                         ---------       --------
                    Net cash provided by financing activities              159,846          1,148
                                                                         ---------       --------
     Net increase (decrease) in cash and cash equivalents                   22,174         (5,963)
     Cash and cash equivalents, beginning of period                          3,816         12,108
                                                                         ---------       --------
     Cash and cash equivalents, end of period                         $     25,990    $     6,145
                                                                         =========     ==========



*  See accompanying notes to interim consolidated financial statements.

                    ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands)
                              (unaudited)
NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1997. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1996 which are contained in the Company's Form 10-K.

NOTE 2 - On December 29, 1995, the Company, through an 80% owned subsidiary, entered into a ten-year local marketing agreement ("LMA") with RKZ, Inc., which owns WJSU, an ABC affiliated television station serving Anniston, Alabama. In connection with the LMA, the Company also entered into an option ("Option") to acquire WJSU. The cost of the Option totalled $15,348, of which $10,000 was paid in December 1995 and $5,348 was paid in January 1997. The Option is exercisable over a ten-year period for additional consideration of $3,337. The consolidated results of operations includes operating revenues and operating expenses of WJSU since December 29, 1995, pursuant to the terms of the LMA.

In March 1996, the Company acquired an 80% interest in the assets and certain liabilities of WHTM, an ABC affiliated television station serving Harrisburg-York-Lancaster-Lebanon, Pennsylvania, and WCFT, an ABC affiliated television station serving Tuscaloosa, Alabama, for approximately $135,657 (collectively, the "Acquisitions"). The Acquisitions were accounted for as purchases and, accordingly, the cost of the entities was assigned to the identifiable tangible and intangible assets and liabilities assumed based on their fair market values at the respective dates of the purchases. The results of operations of WHTM and WCFT are included for the periods subsequent to the acquisitions.

The acquisitions of WHTM and WCFT and the purchase of the Option were financed using a portion of the proceeds of an offering of $275,000 9.75% Senior

Subordinated Debentures due 2007 (the "Debentures") which were issued in February 1996 at a discount of $1,375. The Company also used a portion of the proceeds of the offering to repay approximately $74,704 of debt and to pay a related prepayment penalty of $12,934, which resulted in an extraordinary loss, net of income tax benefit, of $7,750 on the early repayment of debt.

The following pro forma summary presents the unaudited consolidated results of operations of the Company for the six months ended March 31, 1996 as if the offering of the Debentures and the application of the net proceeds thereof (including the Acquisitions and LMA) had occurred at the beginning of the six month period. The results presented in the pro forma summary do not necessarily reflect the results that would have been obtained if the offering, Acquisitions and LMA had occurred at the beginning of the six month period.


                                             Six Months Ended
                                              March 31, 1996
                                             ----------------

Operating revenues, net                              $81,554
Income before extraordinary items                      3,944
Net loss                                              (3,806)

NOTE 3 - For the six months ended March 31, 1996 and 1997, distributions to owners were as follows:
                                                      Six Months Ended
                                                          March 31,
                                                     1996         1997
                                                  -------      -------

Distributions to owners, beginning of period     $203,775     $224,450

     Cash advances                                 34,042       27,469
     Repayment of cash advances                    (8,280)     (14,939)
     Other, net                                       (15)
     Dividends declared by WSET and WCIV          (18,371)
                                                  -------      -------

Distributions to owners, end of period           $211,151     $236,980
                                                  =======      =======
Weighted average amount of non-interest bearing
   advances outstanding during the period        $192,318     $214,061
                                                  =======      =======

Included in distributions to owners is the principal amount of a $20,000 loan made by the Company in 1991 to ALLNEWSCO, Inc. (Allnewsco), an affiliate of the Company, which is owned by Mr. Joe L. Allbritton. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000 note receivable from Allnewsco is payable in annual principal installments of $2,225 commencing January 11, 1997 through January 11, 2004 with a final payment of $2,200 on January 11, 2005. The note has a stated interest rate of 11.06% and interest is payable semi-annually. Allnewsco is current on its interest payments. During the three months ended March 31, 1997, the Company deferred the January 11, 1997 payment and will amend the note to defer this principal payment to January 11, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)

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

The Company's advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The Company's operating expenses are spread evenly throughout the year so that the fluctuation in operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during the Company's first fiscal quarter. Years in which Olympic Games are held also cause cyclical fluctuations in operating results depending on which television network is carrying Olympic coverage.

In addition to the seasonal decrease in advertising revenues which occurred in the second fiscal quarter, the results in the quarter were adversely impacted by a non-recurring program expense and the start-up nature of the Birmingham operations.

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 1996 and 1997 in actual dollars (in thousands) and the percentage change between the periods:

                                      Three Months Ended March 31,      Six Months Ended March 31,
                                      ----------------------------      --------------------------
                                    1996       1997      %Change        1996       1997    %Change
                                    ----       ----      -------        ----       ----    -------
Operating revenues, net         $ 33,812   $ 37,024        9.5%     $ 72,194   $ 84,816      17.5%
Total operating expenses          24,914     33,155       33.1%       48,209     64,827      34.5%
Operating Income                   8,898      3,869      (56.5)%      23,985     19,989     (16.7)%
Nonoperating expenses, net         7,609     10,051       32.1%       12,782     20,490      60.3%
Income tax provision (benefit)       681     (1,561)    (329.2)%       4,495        926     (79.4)%
Income (loss) before
  extraordinary item                 608     (4,621)    (860.0)%       6,708     (1,427)   (121.3)%
Extraordinary loss, net
  of income tax benefit           (7,750)        --     (100.0)%      (7,750)        --    (100.0)%
Net loss                          (7,142)    (4,621)     (35.3)%      (1,042)    (1,427)    (36.9)%

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and six months ended March 31, 1996 and 1997, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                   Three Months Ended March 31,       Six Months Ended March 31,
                                   ----------------------------       --------------------------
                                    1996             1997              1996             1997
                                 -------   -----   -------   -----  -------   -----   --------   -----
                                 Dollars      %    Dollars      %   Dollars      %     Dollars      %
                                 -------   -----   -------   -----  -------   -----   --------   -----
                                                      (Dollars in thousands)
Local/regional <1>               $16,279    46.6   $19,011    49.8   $35,323   47.4    $41,536    47.5
National <2>                      13,797    39.5    14,784    38.7    30,200   40.5     33,423    38.2
Network compensation <3>           1,979     5.7     1,619     4.2     2,572    3.5      3,039     3.5
Political <4>                        316      .9        69      .2       720    1.0      3,445     3.9
Trade & barter <5>                 1,691     4.8     1,907     5.0     3,310    4.4      3,822     4.4
Other revenue <6>                    898     2.5       814     2.1     2,400    3.2      2,190     2.5
                                 -------   -----   -------   -----  --------  -----    -------   -----
Broadcast revenues                34,960   100.0    38,204   100.0    74,525  100.0     87,455   100.0
                                           =====             =====            =====              =====
Fees <7>                          (1,244)           (1,290)           (2,561)           (2,870)
                                 -------           -------          -------            -------
Broadcast revenue,
   net of fees                    33,716            36,914            71,964            84,585
Non-Broadcast revenue <8>             96               110               230               231
                                 -------           -------           -------           -------
Total net operating revenues     $33,812           $37,024           $72,194           $84,816
                                 =======           =======           =======           =======

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



Net operating revenues for the three months ended March 31, 1997 totaled $37,024, an increase of $3,212, or 9.5% when compared to net operating revenues of $33,812 for the three months ended March 31, 1996. This increase includes a $2,732 increase in local/regional advertising, a $987 increase in national advertising, a $360 decrease in network compensation and a $247 decrease in political advertising. Of the $3,212 increase in net operating revenues, approximately $2,948 is attributable to the New Stations. The revenue contribution of the New Stations was adversely impacted by the start-up nature of the Birmingham operation.

Net operating revenues increased $12,622, or 17.5%, to $84,816 for the six months ended March 31, 1997 as compared to $72,194 for the same period in the prior year. The increase is attributable principally to $10,256 in net operating revenue contributed by the New Stations.

Local/regional advertising revenues increased 16.8% and 17.6% during the three and six months ended March 31, 1997, respectively, versus the comparable periods in fiscal 1996. The increase for the three months ended March 31, 1997 of $2,732 over the three months ended March 31, 1996 is largely attributable to $1,598 of local/regional advertising revenue generated by the New Stations, an improvement in the Washington, D.C. local/regional advertising market and market share gains by the Company's Little Rock, Arkansas station. The $6,213 increase in local/regional advertising revenues for the six month period ended March 31, 1997 over the comparable period in the prior year is attributable to $5,307 in revenues generated by the New Stations and revenue increases generated by the Company's stations located in the Washington, D.C. and Little Rock, Arkansas markets as previously discussed. Local/regional advertising revenue in the Company's remaining markets remained relatively consistent with the amounts in the prior three and six month periods.

National advertising revenues increased $987 and $3,223, or 7.2% and 10.7%, for the three and six months ended March 31, 1997, respectively, over the comparable periods in the prior year. The increase for the three months ended March 31, 1997 is a result of $992 in national advertising revenues generated by the New Stations, offset by a weakening of the Washington, D.C. and Charleston, South Carolina markets for national advertisers. National advertising revenue for the six months ended March 31, 1997 increased $3,223, or 10.7%, over the same period in the prior year principally from the New Stations, offsetting declines in the Washington, D.C. and Charleston, South Carolina markets.

Political revenue during the six months ended March 31, 1997 increased by $2,725 versus the same period in the prior year due primarily to the national presidential election and several high profile political races in the Washington, D.C. metropolitan area as well as in Little Rock and Tulsa in November 1996 with no comparable political elections occurring in November 1995.

The increase in network compensation for the six months ended March 31, 1997 is primarily attributable to network compensation contributed by the New Stations and new ABC long-term affiliation agreements at higher compensation levels for certain of the remaining stations which were completed during fiscal 1996.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or six months ended March 31, 1996 or 1997.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 1997 totaled $33,155, an increase of $8,241, or 33.1%, compared to total operating expenses of $24,914 for the three month period ended March 31, 1996. The New Stations accounted for 74.4% of the increase in total operating expenses which principally represents the effects of the New Stations being owned and operated for the entire three months in the quarterly period ended March 31, 1997. The New Stations accounted for approximately 57.2% of the increase in television operating expense (before depreciation, amortization and corporate expenses) and 100% of the increase in depreciation and amortization expense. The remaining total operating expense increase is largely attributable to an approximately $2,000 non-recurring programming expense resulting from the Company's early termination of a program contract.

Total operating expenses for the six months ended March 31, 1997 totaled $64,827, an increase of $16,618, or 34.5%, compared to $48,209 for the six months ended March 31, 1996. The New Stations accounted for 90.2% of the increase in total operating expenses. The New Stations accounted for approximately 81.7% of the increase in television operating expense (before depreciation, amortization and corporate expenses) and 100% of the increase in depreciation and amortization expense. The remaining increase in total operating expense is largely attributable to the non-recurring program expense previously discussed.

Operating Income
For the three months ended March 31, 1997, operating income of $3,869 decreased $5,029, or 56.5%, when compared to operating income of $8,898 for the three months ended March 31, 1996. For the three months ended March 31, 1997, the operating margin decreased to 10.4% from 26.3% for the comparable period in the prior year. Operating income of $19,989 for the six months ended March 31, 1997 decreased $3,996, or 16.7%, when compared to operating income of $23,985 for the same period in the prior year. For the six months ended March 31, 1997 the operating margin decreased to 23.5% from 33.2% for the comparable period in the prior year. The decrease was due primarily to operating expenses increasing at a greater rate than operating revenue as discussed above.

The operating results of the New Stations have impacted the Company's consolidated performance trends for the three and six month periods ended March 31, 1997 as compared to the same periods in the prior year. This impact is largely attributable to the fact that the results of the New Stations are included for the entire period this fiscal year. As a result, the operating margins generated by the Company in the aggregate were adversely impacted primarily due to the Company's continuing investment in the start-up operations in Birmingham, (e.g., programming and staffing changes, marketing and promotion activities, etc.) as well as the impact of the intangible amortization expense arising from the acquisitions and increased depreciation expense from capital improvements made to the New Stations.

Nonoperating Expenses, Net
Interest expense of $10,479 for three months ended March 31, 1997 increased $1,805, or 20.8%, as compared to $8,674 for the three month period ended March 31, 1996. This increase is due to the incremental interest expense associated with the issuance of the Company's $275,000 9.75% Senior Subordinated Debentures due 2007 (the "Debentures") on February 6, 1996 and additional borrowings under the Company's revolving credit facility.

Interest expense for the six months ended March 31, 1997 was $21,138, an increase of $6,797, or 47.4%, as compared to $14,341 for the six month period ended March 31, 1996. The increase is attributable to increased interest expense from the issuance of the Debentures as discussed above, together with higher average debt balances in the first two quarters of fiscal 1997 compared to the same period in the prior year. The weighted average balance of debt was $260,316 and $408,657 for the six months ended March 31, 1996 and 1997, respectively, and the weighted average interest rate on debt was 10.8% and 10.2% for the six months ended March 31, 1996 and 1997, respectively.

Interest income of $619 for the three months ended March 31, 1997 decreased $607, or 49.5%, as compared to interest income of $1,226 for the three months ended March 31, 1996. Interest income for the six months ended March 31, 1997 was $1,230, a decrease of $581, or 32.1%, as compared to $1,811 for the six month period ended March 31, 1996. The interest income for the three and six months ended March 31, 1996 includes investment interest earned from temporarily investing certain proceeds from the sale of the Debentures.

Income Taxes
For the three months ended March 31, 1997, the Company had a tax benefit, net of state and deferred tax expense, of $1,561 compared to a tax provision of $681 for the three months ended March 31, 1996. The tax benefit is directly attributable to the $6,182 loss before income taxes for the three months ended March 31, 1997.

For the six months ended March 31, 1997, the provision for income taxes decreased $3,569, due to a $11,704 decrease in income before income taxes and extraordinary item. The Company's provision for income taxes for the period ended March 31, 1997 is primarily due to the effect of state level income tax considerations.

Income Before Extraordinary Item
For the three month and six month periods ended March 31, 1997 the Company had a loss before extraordinary item of $4,621 and $1,427, respectively, compared to a positive income before extraordinary item of $608 and $6,708 for the same periods in the prior year. As discussed previously, the losses during fiscal 1997 resulted principally from the non-recurring program expense, the start-up nature of the Birmingham operations and increased interest expense.

Net Income
The net loss for the three months ended March 31, 1997 was $4,621, compared to a net loss of $7,142 for the three months ended March 31, 1996. The decline of $2,521 in the net loss results primarily from the $7,750 in extraordinary loss on early repayment of debt in the prior year offset by a decrease in operating income of $5,029, an increase in interest expense of $1,805, a decrease in interest income of $607 and a decrease in the provision for income taxes of $2,242.

For the six months ended March 31, 1997, the Company incurred a net loss of $1,427 compared to a net loss of $1,042 for the six month period ended March 31, 1996. This decrease in net loss is attributed primarily to the $7,750 extraordinary loss on early repayment of debt in the prior year offset by a decrease in operating income of $3,996, an increase in interest expense of $6,797, a decrease in interest income of $581, and a decrease in the provision for income taxes of $3,569.

Liquidity and Capital Resources
As of March 31, 1997, the Company's cash and cash equivalents aggregated $6,145, and the Company had an excess of current assets over current liabilities of $15,797.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company generated net cash from operations of $9,460 and $5,847 during the six months ended March 31, 1996 and 1997, respectively. The decrease is primarily due to a $385 increase in net loss, offset by an increase in depreciation and amortization of $5,482 and a decrease in accounts payable of $3,511 and the $7,750 extraordinary loss incurred during the six months ended March 31, 1996.

Transactions with Owners. For the six months ended March 31, 1997 and 1996 the Company made cash advances to owners net of repayments and certain charges totaling $12,530 and $25,747, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.


Stockholder's deficit amounted to $186,349 at March 31, 1997, an increase of $13,957, or 8.1%, from the September 30, 1996 deficit of $172,392. The increase is due to a net increase in distributions to owners of $12,530 and a net loss for the period of $1,427.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $402,993 at September 30, 1996 to $417,337 at March 31, 1997. This debt, net of applicable discounts, consists of $273,753 of 9.75% Debentures, $122,749 of 11.5% Debentures, $4,935 of capital lease obligations and $15,900 under a revolving credit facility. The increase of $14,344 in total debt from September 30, 1996 to March 31, 1997 is primarily due a $13,800 increase in amounts outstanding under the revolving credit facility to fund working capital. The Company's revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company agrees to abide by restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants.

Effective January 1, 1997, the Company amended financial covenants in the $40,000 revolving credit facility relating to total debt, senior debt leverage and interest coverage. The operating performance of the Company, particularly as a result of the non-recurring program expense and the start-up nature of the Birmingham operation, resulted in the need to amend the financial covenants. If the revolving credit facility had not been amended, the Company would have been in non-compliance with certain financial covenants at March 31, 1997.
Management believes that the revised financial covenants allow the Company sufficient operational flexibility to avoid future compliance issues on financial covenants.

Other Uses of Cash. Management estimates that capital expenditures for fiscal year 1997 will approximate $10,000, of which approximately 65% will be funded by cash generated from operations and the remaining amount is expected to be financed under existing credit facilities. Capital expenditures during the six months ended March 31, 1997 totaled $7,629 which included $4,538 of expenditures funded by cash provided by operating activities. Fiscal 1997 planned capital expenditures include facility construction and equipment additions to complete the consolidation of the operations of WCFT and WJSU and technical equipment improvements and capital additions at the other stations.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

Other Developments. On January 10, 1997, WJLA reached agreement with the Directors Guild of America for a new contract effective July 16, 1996 expiring January 16, 2000. Additionally, the American Federation of Television and Radio Artists ratified a new labor contract with WJLA on April 17, 1997. The agreement is effective June 1, 1996 and expires on September 30, 1999. Management does not anticipate that the new contracts will have any significant impact on the financial operations of the Company. Employees represented by the National Association of Broadcast Employees and Technicians/Communications Workers of America (NABET/CWA) continue to work without a contract, which expired June 1, 1995. WJLA's management continues to negotiate toward a new contract with NABET/CWA and anticipates resolving the outstanding issues without any material adverse impact to WJLA.

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, if decided adverse to the Company, would be likely to have a materially adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The lawsuit of a former employee of WJLA reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 has been settled. As a result, the appeal of the summary judgment decision in favor of WJLA was dismissed on April 4, 1997 with no material financial impact to the Company.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

4.5 Modification No. 1 dated as of June 19, 1996 to Revolving Credit Agreement

4.6 Modification No. 2 dated as of December 20, 1996 to Revolving Credit
    Agreement

4.7 Modification No. 3 dated as of May 14, 1997 to Revolving Credit Agreement

27. Financial Data Schedule (Electronic Filing Only)

b. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLBRITTON COMMUNICATIONS COMPANY
                                         (Registrant)




        May 15, 1997              /s/ Lawrence I. Hebert
        ------------            -------------------------
             Date               Name: Lawrence I. Hebert
                                Title: President



        May 15, 1997              /s/ Henry D. Morneault
        ------------            -------------------------
             Date               Name: Henry D. Morneault
                                Title: Chief Financial Officer

                           EXHIBIT INDEX


Exhibit No.            Description of Exhibit                   Page No.
3.1            Certificate of Incorporation of ACC.               *
               (Incorporated by reference to Exhibit 3.1 of Company's Registration Statement on
               Form S-4, No. 333-02302, dated March 12,
               1996.)

3.2            Bylaws of ACC.  (Incorporated by reference         *
               to Exhibit 3.2 of Registrant's
               Registration Statement on Form S-4, No.
               333-02302, dated March 12, 1996.)

4.1            Indenture dated as of February 6, 1996             *
               between ACC and State Street Bank and
               Trust Company, as Trustee, relating  to
               the Debentures.  (Incorporated by
               reference to Exhibit 4.1 of Company's
               Registration Statement on Form S-4, No.
               333-02302, dated March 12, 1996.)

4.2            Indenture dated as of August 26, 1992              *
               between ACC and the First National Bank of Boston, as Trustee, relating to 11&half;%
               Senior Subordinated Debentures due 2004.
               (Incorporated by reference to Exhibit 4.2 of Company's Registration Statement on
               Form S-4, No. 333-02302, dated March 12,
               1996.)

4.3            Form of 9.75% Series B Senior Subordinated         *
               Debentures due 2007.  (Incorporated by
               reference to Exhibit 4.3 of Company's
               Registration Statement on Form S-4, No.
               333-02302, dated March 12, 1996.)

4.4            Revolving Credit Agreement dated as of             *
               April 16, 1996 by and among Allbritton
               Communications Company certain Banks, and
               The First National Bank of Boston, as
               agent.  (Incorporated by reference to
               Exhibit 4.4 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August
               14, 1996.)

4.5            Modification No. 1 dated as of June 19,
               1996 to Revolving Credit Agreement

4.6            Modification No. 2 dated as of December
               20, 1996 to Revolving Credit Agreement

4.7            Modification No. 3 dated as of May 14,
               1997 to Revolving Credit Agreement

                           EXHIBIT INDEX


Exhibit No.            Description of Exhibit                   Page No.


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

10.3           Network Affiliation Agreement (First              *
               Charleston Corp.).  (Incorporated by
               reference to Exhibit 10.4 of Company's
               Pre-effective Amendment No. 1 to
               Registration Statement on Form S-4, dated
               April 22, 1996.)

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

                           EXHIBIT INDEX


Exhibit No.            Description of Exhibit                   Page No.

10.10               Time Brokerage Agreement dated as of          *
                    December 21, 1995 by and between RKZ
                    Television, Inc. and ACC. (Incorporated by reference to Exhibit 10.11 of Company's
                    Registration Statement on Form S-4, No.
                    333-02302, dated March 12, 1996.)

10.11               Option Agreement dated December 21, 1995      *
                    by and between ACC and RKZ Television,
                    Inc.  (Incorporated by reference to
                    Exhibit 10.12 of Company's Registration
                    Statement on Form S-4, No. 333-02302,
                    dated March 12, 1996.)

10.12               Amendment dated May 2, 1996 by and among      *
                    TV Alabama, Inc., RKZ Television, Inc. and
                    Osborn Communications Corporation to
                    Option Agreement dated December 21, 1995 by and between ACC and RKZ Television, Inc. (Incorporated by reference to exhibit 10.13 of Company's Form 10-K, No.
                    333-02302, dated December 30, 1996.)

10.13               Master Lease Finance Agreement dated as of    *
                    August 10, 1994 between BancBoston
                    Leasing, Inc. and ACC, as amended.
                    (Incorporated by reference to Exhibit
                    10.16 of Company's Registration Statement on Form S-4, No. 333-02302, dated March
                    12, 1996.)

10.14               Representation Agreement dated as of July     *
                    1, 1995 by and between 78 inc. and
                    WJLA-TV.  (Incorporated by reference to
                    Exhibit 10.17 of Company's Registration
                    Statement on Form S-4, No. 333-02302,
                    dated March 12, 1996.)

10.15               Amendment to Network Affiliation Agreement    *
                    (TV Alabama, Inc.) dated January 23, 1997
                    (Incorporated by reference to Exhibit
                    10.15 to the Company's Form 10-Q, No.
                    333-02302, dated February 14, 1997).

27.                 Financial Data Schedule (Electronic Filing Only)

*Previously filed