Form 10-Q
period 1997-06-30
ALLBRITTON COMMUNICATIONS CO
filed 1997-08-14
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q




     Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934



For the quarterly period ended             Commission file number:
     June 30, 1997                               333-02302



                    ALLBRITTON COMMUNICATIONS COMPANY
          (Exact name of registrant as specified in its charter)



               Delaware                          78-180-3105
(State or other jurisdiction of               (I.R.S. employer
 incorporation or organization)                identification no.)


                       808 Seventeenth Street, N.W.
                               Suite 300
                       Washington, D.C.  20006-3903
                 (Address of principal executive offices)


Registrant's telephone number, including area code:  202-789-2130


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X             No


Number of shares of Common Stock outstanding as of August 14, 1997:  20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                   FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                   PAGE

Item 1.   Financial Statements:

               Consolidated Statements of Operations and
               Retained Earnings for the Three and Nine
               Months Ended June 30, 1996 and 1997                  1


               Consolidated Balance Sheets as of
               September 30, 1996 and June 30, 1997                 2


               Consolidated Statements of Cash Flows for
               the Nine Months Ended June 30, 1996 and
               1997                                                 3

               Notes to Interim Consolidated Financial
               Statements                                           4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      6


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                        13

Item 6.   Exhibits and Reports on Form 8-K                         13

Signatures                                                         14

Exhibit Index                                                      15

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                    ALLBRITTON COMMUNICATIONS COMPANY
         (an indirectly wholly-owned subsidiary of Perpetual Corporation)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        (Dollars in thousands)
                              (unaudited)

                                            Three Months Ended         Nine Months Ended
                                                    June 30,                 June 30,

                                                 1996         1997        1996       1997
Operating revenues, net                         $ 44,857     $ 46,543   $ 117,051   $ 131,359

Television operating expenses, excluding
     depreciation and amortization                22,956       25,007      65,411      78,594
Depreciation and  amortization                     3,509        4,883       6,657      13,932
Corporate expenses                                 1,629          935       3,816       3,126
                                                 -------       -------     ------      ------
                                                  28,094       30,825      75,884      95,652
                                                 -------       -------     ------      ------
Operating income                                  16,763       15,718      41,167      35,707
                                                 -------       -------     ------      ------

Nonoperating income (expense)
     Interest income
          Related party                              553          553       1,659       1,659
          Other                                      213           42         918         166
     Interest expense                            (10,323)      (10,775)   (24,664)     31,913)
          Other, net                                (190)         (372)      (861)       (954)
                                                 -------       -------     ------      ------
                                                  (9,747)      (10,552)   (22,948)    (31,042)
                                                 -------       -------     ------      ------
Income before income taxes and
     extraordinary item                            7,016         5,166     18,219       4,665

Provision for income taxes                         2,726         2,254      7,221       3,180
                                                 -------       -------     ------      ------
Income before extraordinary item                   4,290         2,912     10,998       1,485
Extraordinary loss on early repayment of debt,
     net of related income tax benefit of $5,387                           (7,750)
                                                 -------       -------     ------      ------
Net income                                         4,290         2,912      3,248       1,485
Retained earnings, beginning of period            43,517        43,675     62,940      45,102
Dividend from WSET and WCIV to Westfield                                  (18,371)
Tax benefit distributed                                                       (10)
                                                 -------       -------     ------      ------
Retained earnings, end of period               $  47,807     $  46,587  $  47,807    $ 46,587
                                               =========     =========   ========    ========

See accompanying notes to interim consolidated financial statements.

                     ALLBRITTON COMMUNICATIONS COMPANY
    (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                                           June 30,
                                                          September 30,      1997
Assets                                                       1996        (unaudited)

Current assets
     Cash and cash equivalents                             $  12,108      $  12,925
     Accounts receivable, net                                 29,219         37,430
     Program rights                                           16,298          3,467
     Deferred income taxes                                     1,473          1,721
     Receivable from related party                             1,578           -
     Interest receivable from related party                      492          1,045
     Other                                                     1,795          2,527
                                                              ------         ------
          Total current assets                                62,963         59,115

Property, plant and equipment, net                            52,333         54,266
Intangible assets, net                                       150,187        151,240
Deferred financing costs and other                            11,856         10,719
Cash surrender value of life insurance                         3,787          4,235
Program rights                                                   652            341
                                                             -------        --------
                                                           $ 281,778      $ 279,916
                                                             =======        ========
Liabilities and Stockholder's Investment

Current liabilities
     Current portion of long-term debt                     $     806      $   1,542
     Accounts payable                                          6,091          4,172
     Accrued interest payable                                 10,724          7,714
     Program rights payable                                   20,199          5,704
     Accrued employee benefit expenses                         3,043          2,755
     Other accrued expenses                                    4,822          5,257
                                                             -------        -------
          Total current liabilities                           45,685         27,144

Long-term debt                                               402,187        425,718
Program rights payable                                         1,391          1,534
Deferred rent and other                                        3,201          2,731
Accrued employee benefit expenses                              1,706          1,798
Deferred income taxes                                           -             2,300
                                                             -------        -------
                                                             454,170        461,225
                                                             -------        -------
Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized,
          none issued                                           -              -
     Common stock, $.05 par value, 20,000 shares authorized,
          issued and outstanding                                   1              1
     Capital in excess of par value                             6,955         6,955
     Retained earnings                                         45,102        46,587
     Distributions to owners, net                           (224,450)      (234,852)
                                                             -------        -------
          Total stockholder's investment                    (172,392)      (181,309)
                                                             -------        -------
                                                           $ 281,778      $ 279,916

                                                             =======       ========

See accompanying notes to interim consolidated financial statements.

                           ALLBRITTON COMMUNICATIONS COMPANY
           (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                   (unaudited)


                                                                          Nine Months Ended
                                                                               June 30,

                                                                            1996      1997
                                                                           ------    ------
Cash flows from operating activities:
     Net income                                                         $   3,248  $  1,485
                                                                           ------    ------
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                                     6,657    13,932
          Other noncash charges                                               724       883
          Extraordinary loss on early repayment of debt                     7,750      -
          Provision for doubtful accounts                                     389       373
          Loss on disposal of assets                                           91        90
          Changes in assets and liabilities:
               (Increase) decrease in assets:
                    Accounts receivable                                    (6,741)   (8,584)
                    Program rights                                         11,244    13,142
                    Other current assets                                   (2,641)       45
                    Other noncurrent assets                                    25       (22)
               Increase (decrease) in liabilities:
                    Accounts payable                                          103    (1,919)
                    Accrued interest payable                                3,156    (3,010)
                    Program rights payable                                (11,605)  (14,352)
               Accrued employee benefit expenses                              352      (196)
               Other accrued expenses                                       1,479       435
               Deferred rent and other liabilities                            338     1,830
                                                                           ------    ------
               Total adjustments                                           11,321     2,647
                                                                           ------    ------
                    Net cash provided by operating activities              14,569     4,132
                                                                           ------    ------
Cash flows from investing activities:
     Capital expenditures                                                  (9,553)   (9,467)
     Purchase of option                                                   (10,000)   (5,348)
     Proceeds from disposal of assets                                          68        21
     Acquisitions, net of cash acquired                                  (135,603)     -
     Minority interest investment in consolidated subsidiaries
                                                                            1,300      -
                                                                           ------    ------
                    Net cash used in investing activities                (153,788)  (14,794)
                                                                           ------    ------

Cash flows from financing activities:
     Proceeds from issuance of debt                                       285,725      -
     Deferred financing costs                                              (8,004)     -
     Prepayment penalty on early repayment of debt                        (12,934)     -
     (Repayments) draws under lines of credit, net                         (5,000)   22,200
     Principal payments on long-term debt and capital lease obligations   (80,352)     (319)
     Distributions to owners, net of certain charges                      (40,189)  (38,141)
     Repayments of distributions to owners                                  8,280    27,739
     Other                                                                     25      -
                                                                          -------    ------
                    Net cash provided by financing activities             147,551    11,479
                                                                          -------    ------
     Net increase in cash and cash equivalents                              8,332       817
     Cash and cash equivalents, beginning of period                         3,816    12,108
                                                                          -------    ------
     Cash and cash equivalents, end of period                            $ 12,148  $ 12,925
                                                                          =======   =======

See accompanying notes to interim consolidated financial statements.

                       ALLBRITTON COMMUNICATIONS COMPANY
          (an indirectly wholly-owned subsidiary of Perpetual Corporation)

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operatio ns for the three and nine months ended June 30, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1997. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1996 which are contained in the Company's Form 10-K.

NOTE 2 - On December 29, 1995, the Company, through an 80% owned subsidiary, entered into a ten-year local marketing agreement ("LMA") with RKZ Television, Inc., which owns WJSU, an ABC affiliated television station serving Anniston, Alabama. In connection with the LMA, the Company also entered into an option ("Option") to acquire WJSU. The cost of the Option totalled $15,348, of which $10,000 was paid in December 1995 and $5,348 was paid in January 1997. The cost of the Option is included in intangible assets and is being amortized over the ten-year life of the Option. The Option is exercisable for additional consideration of $3,337. The consolidated results of operations includes operating revenues and operating expenses of WJSU since December 29, 1995, pursuant to the terms of the LMA.

In March 1996, the Company acquired an 80% interest in the assets and certain liabilities of WHTM, an ABC affiliated television station serving Harrisburg-York-Lancaster-Lebanon, Pennsylvania, and WCFT, an ABC affiliated television station serving Tuscaloosa, Alabama, for approximately $135,600 (collectively, the "Acquisitions"). The Acquisitions were accounted for as purchases and, accordingly, the cost of the entities was assigned to the identifiable tangible and intangible assets and liabilities assumed based on their fair market values at the respective dates of the purchases. The results of operations of WHTM and WCFT are included for the periods subsequent to the acquisitions.

The acquisitions of WHTM and WCFT and the purchase of the Option were financed using a portion of the proceeds of an offering of $275,000 9.75% Senior Subordinated Debentures due 2007 (the "Offering") which were issued in February 1996 at a discount of $1,375. The Company also used a portion of the proceeds of the Offering to repay approximately $74,704 of debt and to pay a related prepayment penalty of $12,934, which resulted in an extraordinary loss, net of income tax benefit, of $7,750 on the early repayment of debt.

The following pro forma summary presents the unaudited consolidated results of operations of the Company for the nine months ended June 30, 1996 as if the Offering and the application of the net proceeds thereof (including the Acquisitions and LMA) had occurred at the beginning of the nine-month period. The results presented in the pro forma summary do not necessarily reflect the results that would have been obtained if the Offering, Acquisitions and LMA had occurred at the beginning of the nine-month period.

     Operating revenues, net               $126,411
     Income before extraordinary item         7,432
     Net loss                                  (318)

NOTE 3 - For the nine months ended June 30, 1996 and 1997, distributions to owners were as follows:
                                                    1996         1997

Distributions to owners, beginning of period     $203,775     $224,450

     Cash advances                                 45,882       38,502
     Repayment of cash advances                    (8,280)     (27,739)
     Charge for Federal income taxes               (1,684)        (361)
     Other, net                                       (45)        -
     Dividends declared by WSET and WCIV          (18,371)        -
                                                  -------      -------
Distributions to owners, end of period           $221,277     $234,852
                                                  =======      =======
Weighted average amount of non-interest bearing
   advances outstanding during the period        $194,584     $215,998
                                                  =======      =======

NOTE 4 - During 1997, the Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 128, "Earnings per Share"; No. 129, "Disclosure of Information about Capital Structure"; No. 130, "Reporting Comprehensive Income"; and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. These statements become effective during the Company's fiscal years 1998 and 1999 and will be adopted as applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Overview
Allbritton Communications Company and its subsidiaries (on a consolidated basis, the "Company") own and operate seven network-affiliated television stations: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT in Tuscaloosa, Alabama (west of Birmingham, Alabama). The consolidated financial information presented herein includes the amounts for the television stations listed above, with the amounts for WHTM and WCFT included only since March 1, 1996 and March 15, 1996, respectively, the dates on which the acquisitions of those entities were completed. The consolidated financial information also includes operating revenues and certain operating expenses of WJSU in Anniston, Alabama (east of Birmingham) since December 29, 1995, pursuant to the terms of the local marketing agreement ("LMA"). The Company operates both WCFT and WJSU in tandem serving the viewers of Birmingham, Tuscaloosa and Anniston. WHTM, WCFT and WJSU, collectively, are referred to throughout as the "New Stations."

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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended June 30, 1997 principally reflect increased demand by advertisers in the Washington, D.C. market, offset by a significant increase in spending in Birmingham. As part of the Company's planned development of the Birmingham operation, the Company has continued to make enhancements in its local news and has increased its marketing activities to promote WCFT and WJSU as the new ABC affiliates for the Birmingham market. Management believes that these activities will lead to a significant expansion in audience share, which will result in increasingly higher advertising revenues.

Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 1996 and 1997 in actual dollars (in thousands) and the percentage change between the periods:

                              Three Months Ended June 30,   Nine Months Ended June 30,
                               1996      1997   % Change     1996       1997   % Change
Operating revenues, net       $44,857   $46,543    3.8%    $117,051   $131,359   12.2%
Total operating expenses       28,094    30,825    9.7%      75,884     95,652   26.1%
Operating Income               16,763    15,718   (6.2)%     41,167     35,707  (13.3)%
Nonoperating expenses, net      9,747    10,552    8.3%      22,948     31,042   35.3%
Income tax provision            2,726     2,254  (17.3)%      7,221      3,180  (56.0)%
Income before
  extraordinary item            4,290     2,912  (32.1)%     10,998      1,485  (86.5)%
Extraordinary loss, net
  of income tax benefit          -         -        -        (7,750)      -    (100.0)%
Net income                    $ 4,290   $ 2,912  (32.1)%   $  3,248   $  1,485  (54.3)%


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and nine months ended June 30, 1996 and 1997, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                 Three Months Ended June 30,      Nine Months Ended June 30,
                                    1996             1997             1996              1997
                              Dollars   %     Dollars     %      Dollars   %     Dollars    %
                                    (Dollars in thousands)
Local/regional <1>            22,311   48.1    $23,231   48.2    $57,634   47.7   $64,767   47.7
National <2>                  19,430   41.9     20,555   42.6     49,630   41.0    53,978   39.8
Network compensation <3>       1,537    3.3      1,660    3.4      4,109    3.4     4,699    3.5
Political <4>                    909    1.9        435    0.9      1,629    1.4     3,880    2.9
Trade & barter <5>             1,912    4.1      2,020    4.2      5,222    4.3     5,842    4.3
Other revenue <6>                305    0.7        295    0.7      2,705    2.2     2,485    1.8
Broadcast revenues            46,404  100.0     48,196  100.0    120,929  100.0   135,651  100.0
Fees <7>                      (1,615)           (1,701)           (4,176)          (4,571)
Broadcast revenue,
   net of fees                44,789            46,495           116,753          131,080
Non-Broadcast revenue <8>         68                48               298              279
Total net operating revenues $44,857           $46,543          $117,051         $131,359

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


Net operating revenues for the three months ended June 30, 1997 totaled $46,543, an increase of $1,686, or 3.8% when compared to net operating revenues of $44,857 for the three months ended June 30, 1996. This increase results principally from increased local and national advertising demand in the majority of the Company's markets. A substantial portion of the quarterly revenue growth was generated by WJLA, the Company's Washington, D.C. station. WJLA's revenue growth was achieved through a combination of increased audience share, particularly in news, and an overall improvement in the Washington, D.C. advertising market.

The $14,308, or 12.2% increase in net operating revenues for the nine months ended June 30, 1997 as compared to the same period in the prior year is primarily attributable to $10,452 in net operating revenue generated by the New Stations. The majority of the significantly increased contribution by the New Stations is due to the fact that the results of the New Stations are included for the entire period in fiscal 1997 as compared to the period from the date of acquisition in fiscal 1996.

Local/regional advertising revenues increased 4.1% and 12.4% during the three and nine months ended June 30, 1997, respectively, versus the comparable periods in fiscal 1996. The increase for the three months ended June 30, 1997 of $920 over the three months ended June 30, 1996 is largely attributable to an improvement in the Washington, D.C. and Harrisburg local/regional advertising markets and market share gains by the Company's Little Rock station. The $7,133 increase in local/regional advertising revenues for the nine-month period ended June 30, 1997 over the comparable period in the prior year is attributable to $5,506 in revenues generated by the New Stations and revenue increases generated by the Company's stations located in the Washington, D.C. and Little Rock markets, offset by a weakening in the Tulsa and Charleston markets for local/regional advertisers.

National advertising revenues increased $1,125 and $4,348 or 5.8% and 8.8%, for the three and nine months ended June 30, 1997, respectively, over the comparable periods in the prior year. The increase for the three months ended June 30, 1997 is a result of improvement in the Washington, D.C., Tulsa, Little Rock and Birmingham national advertising markets, offset by a weakening of the Harrisburg and Charleston markets for national advertisers. The increase for the nine months ended June 30, 1997 over the same period in the prior year is principally attributable to the New Stations and the Washington, D.C. market.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or nine months ended June 30, 1996 or 1997.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 1997 totaled $30,825, an increase of $2,731, or 9.7%, compared to total operating expenses of $28,094 for the three month period ended June 30, 1996. This increase principally consists of $2,922 of increased total operating expenses incurred in Birmingham, offset by a decrease in corporate expenses of $694 or 42.6%. The decrease in corporate expenses is primarily due to a decrease in charitable contributions. Excluding corporate expenses and Birmingham, total operating expenses for the three months ended June 30, 1997 increased $503, or 2.4% over the same period in the prior fiscal year.

Total operating expenses for the nine months ended June 30, 1997 totaled $95,652, an increase of $19,769, or 26.1%, compared to $75,884 for the nine months ended June 30, 1996.
The New Stations accounted for $17,708, or 89.6% of the increase in total operating expenses. The remaining increase in total operating expenses for the nine-month period is largely attributable to the approximate $2,000 non-recurring program expense in the second fiscal quarter resulting from the Company's early termination of a program contract, offset by a $690 decrease in corporate expenses as discussed above. Excluding corporate expenses, the New Stations and the non-recurring program expense, total operating expenses for the nine months ended June 30, 1997 increased approximately $751, or 1.1% over the same period in the prior fiscal year.

Operating Income
For the three months ended June 30, 1997, operating income of $15,718 decreased $1,045, or 6.2%, when compared to operating income of $16,763 for the three months ended June 30, 1996. For the three months ended June 30, 1997, the operating margin decreased to 33.8% from 37.4% for the comparable period in the prior year. Operating income of $35,707 for the nine months ended June 30, 1997 decreased $5,460, or 13.3%, when compared to operating income of $41,167 for the same period in the prior year. For the nine months ended June 30, 1997 the operating margin decreased to 27.2% from 35.2% for the comparable period in the prior year. The decreases in operating profit and margin were due primarily to operating expenses increasing at a greater rate than operating revenue as discussed above.

The operating results of the New Stations have impacted the Company's consolidated performance trends for the nine months ended June 30, 1997 as compared to the same period in the prior year. In addition, the operating results of the Birmingham operation have had a continuing impact on the Company's consolidated performance trends for the three months ended June 30, 1997 as compared to the same period in fiscal 1996. The operating margins generated by the Company in the aggregate were adversely impacted primarily due to the Company's continuing investment in the start-up operations in Birmingham, (e.g., programming and staffing changes, marketing and promotion activities, etc.) as well as the impact of the intangible amortization expense arising from the Acquisitions and increased depreciation expense from capital improvements made to the New Stations. The nine-month comparison is impacted to a greater extent by the results of the New Stations as they are included for the entire period in fiscal 1997 as compared to the period from the date of acquisition in the prior year.

Nonoperating Expenses, Net
Interest expense of $10,775 for three months ended June 30, 1997 increased $452, or 4.4%, as compared to $10,323 for the three-month period ended June 30, 1996. This increase is due to the incremental interest expense associated with additional borrowings under the Company's revolving credit and capital lease facilities.

Interest expense for the nine months ended June 30, 1997 was $31,913, an increase of $7,249, or 29.4%, as compared to $24,664 for the nine-month period ended June 30, 1996. The increase is attributable to increased interest expense from the issuance of the Company's $275,000 9.75% Senior Subordinated Debentures due 2007 (the "Debentures"), together with higher average debt balances in the first three quarters of fiscal 1997 compared to the same period in the prior year. The weighted average balance of debt was $310,791 and $412,310 for the nine months ended June 30, 1996 and 1997, respectively, and the weighted average interest rate on debt was 10.6% and 10.2% for the nine months ended June 30, 1996 and 1997, respectively.

Interest income of $595 for the three months ended June 30, 1997 decreased $171, or 22.3%, as compared to interest income of $766 for the three months ended June 30, 1996. Interest income for the nine months ended June 30, 1997 was $1,825, a decrease of $752, or 29.2%, as compared to $2,577 for the nine-month period ended June 30, 1996. The variance in interest income for both the three and nine-month periods is due to interest earned from temporarily investing certain proceeds from the sale of the Debentures during the prior fiscal year.

Income Taxes
The provision for income taxes for the three months ended June 30, 1997 totaled $2,254, a decrease of $472, or 17.3%, when compared to the provision for income taxes of $2,726 for the three months ended June 30, 1996. The decrease is directly related to the $1,850, or 26.4% decrease in the Company's income before income taxes and extraordinary item (as previously discussed), offset by the effect of certain state-level income tax considerations.

For the nine months ended June 30, 1997, the provision for income taxes decreased $4,041, or 56.0% when compared to the same period in the prior fiscal year due to a $13,554, or 74.4% decrease in income before income taxes and extraordinary item, also offset by the effect of certain state-level income tax considerations.

Income Before Extraordinary Item
For the three and nine-month periods ended June 30, 1997 the Company had income before extraordinary item of $2,912 and $1,485, respectively, compared to income before extraordinary item of $4,290 and $10,998 for the same periods in the prior year. As discussed previously, the start-up nature of the Birmingham operation, the increased interest expense and depreciation and amortization associated with the Acquisitions and the non-recurring program expense have adversely impacted the results during fiscal 1997.

Net Income
The net income for the three months ended June 30, 1997 was $2,912 as compared to net income of $4,290 for the three months ended June 30, 1996 due to the factors discussed above.

For the nine months ended June 30, 1997, the Company recorded net income of $1,485 as compared to net income of $3,248 for the nine-month period ended
June 30, 1996. This decrease in net income is attributed to the factors discussed above. Additionally, net income for the nine-month period ending
June 30, 1996 reflects the $7,750 extraordinary loss on early repayment of debt.


Liquidity and Capital Resources
As of June 30, 1997, the Company's cash and cash equivalents aggregated $12,925, and the Company had an excess of current assets over current liabilities of $31,971.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company generated net cash from operations of $14,569 and $4,132 during the nine months ended June 30, 1996 and 1997, respectively. The decrease is primarily due to a $1,763 decrease in net income, offset by an increase in depreciation and amortization of $7,275, a decrease in accounts receivable of $1,843, a decrease in accounts payable and accrued interest payable of $8,188 and the $7,750 extraordinary loss incurred during the nine months ended June
30, 1996.

Transactions with Owners. For the nine months ended June 30, 1996 and 1997 the Company made cash advances to owners net of repayments and certain charges totaling $35,873 and $10,402, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $181,309 at June 30, 1997, an increase of $8,917, or 5.2%, from the September 30, 1996 deficit of $172,392. The increase is due to a net increase in distributions to owners of $10,402 offset by net income for the period of $1,485.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $402,993 at September 30, 1996 to $427,260 at June 30, 1997. This debt, net of applicable discounts, consists of $273,790 of 9.75% Debentures, $122,750 of 11.5% Debentures, $6,420 of capital lease obligations and $24,300 under a revolving credit facility. The increase of $24,267 in total debt from September 30, 1996 to June 30, 1997 is primarily due to a $22,200 increase in amounts outstanding under the revolving credit facility to fund working capital. The Company's revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company agrees to abide by restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. As of June 30, 1997, the Company is in compliance with these financial covenants.

Other Uses of Cash. Management estimates that capital expenditures for fiscal year 1997 will approximate $12,500. Capital expenditures during the nine months ended June 30, 1997 totaled $9,467. Fiscal 1997 capital expenditures include facility construction and equipment additions to complete the consolidation of the operations of WCFT and WJSU and technical equipment improvements and capital additions at the other stations.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

New Accounting Standards
During 1997, the Financial Accounting Standards Board has issued
Statements of Financial Accounting Standards No. 128,
"Earnings per Share"; No. 129, "Disclosure of Information about Capital Structure"; No. 130, "Reporting Comprehensive Income"; and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. These statements become effective during the Company's fiscal years 1998 and 1999 and will be adopted as applicable.

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


                                      ALLBRITTON COMMUNICATIONS COMPANY


                                                   (Registrant)




       August 14, 1997                 /s/ Lawrence I. Hebert
     -----------------               ------------------------
             Date                    Name: Lawrence I. Hebert
                                    Title: President



       August 14, 1997                 /s/ Henry D. Morneault
     -----------------               ------------------------
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

4.2            Indenture dated as of August 26, 1992                   *
               between ACC and the First National Bank of Boston, as Trustee, relating to 112%
               Senior Subordinated Debentures due 2004.
               (Incorporated by reference to Exhibit 4.2 of Company's Registration Statement on
               Form S-4, No. 333-02302, dated March 12,
               1996.)

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

4.5            Modification No. 1 dated as of June 19,                 *
               1996 to Revolving Credit Agreement

4.6            Modification No. 2 dated as of December
               20, 1996 to Revolving Credit Agreement

4.7            Registration Rights Agreement by and among              *
               ACC, Merrill Lynch & Co., Merrill Lynch,
               Pierce, Fenner & Smith Incorporated and
               Salomon Brothers, Inc., dated February 6,
               1996.  (Incorporated by reference to
               Exhibit 10.1 of Company's Registration
               Statement on Form S-4, No. 333-02302,
               dated March 12, 1996.)

Exhibit No.         Description of Exhibit                          Page No.

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

Exhibit No.         Description of Exhibit                          Page No.

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