Form 10-K
period 1997-09-30
ALLBRITTON COMMUNICATIONS CO
filed 1997-12-23
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                For the fiscal year ended September 30, 1997

                                  OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
                 (Exact name of registrant as specified in its charter)

     Delaware                                     78-1803105
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)


808 Seventeenth Street, N.W., Suite 300
Washington, DC                                      20006-3903
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:       (202) 789-2130

Securities registered pursuant to Section 12(b) of the Act:  None


Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge,in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of December 22, 1997, there were 20,000 shares of Common Stock, par value $.05 per share outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

None

As used herein, unless the context otherwise requires, the term "ACC" or the "Company" refers to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" refers to WJLA-TV, a division of ACC (operator of WJLA-TV, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT" refers to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama and WBMA-LP, Birmingham, Alabama); and "WJSU" refers to Flagship Broadcasting, Inc. (licensee of WJSU-TV, Anniston, Alabama). The term "ATP" refers to Allbritton Television Productions, Inc., the term "ANB" refers to Allbritton News Bureau, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton, Chairman of ACC. "AGI" refers to Allbritton Group, Inc., which is a wholly-owned subsidiary of Perpetual and ACC's parent. "Westfield" refers to Westfield News Advertiser,Inc., an affiliate of ACC that is wholly-owned by Joe L. Allbritton. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. "Harrisburg TV" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that operates WJSU and owns WCFT and WBMA-LP. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is an 80%-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, Chief
Operating Officer and a Director of ACC, that owns 20% of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name that owns 20% of each of Harrisburg TV and TV Alabama.

                          TABLE OF CONTENTS


                                                                 PAGE

Part I
 Item 1.  Business                                                     1
 Item 2.  Properties                                                  17
 Item 3.  Legal Proceedings                                           19
 Item 4.  Submission of Matters to a Vote of Security Holders         19

Part II
 Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters                          19
 Item 6.  Selected Consolidated Financial Data                        20
 Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  22
 Item 7A. Quantitative and Qualitative Disclosures                    37
 Item 8.  Consolidated Financial Statements and Supplementary Data    37
 Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure               37

Part III
 Item 10.  Directors and Executive Officers of the Registrant         38
 Item 11.  Executive Compensation                                     41
 Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management                                           42
 Item 13.  Certain Relationships and Related Transactions             43

Part IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                          46

PART I

This Annual Report on Form 10-K, including Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1994, as amended, that are not historical facts and involve a number of risks and uncertainties. When used in this Annual Report on Form 10-K, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecast or projected in such forward-looking statements. These factors include, without limitation, the Company's outstanding indebtedness and leverage, the restrictions imposed by the terms of the Company's indebtedness, the impact of significant competition from both over-the-air broadcast stations and programming alternatives such as cable television, wireless cable, in-home satellite distribution service and pay-per-view and home video and entertainment services, the impact of new technologies and changes in Federal Communications Commission ("FCC") regulations.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS
(Dollars in thousands)

The Company

Allbritton Communications Company ("ACC" or the "Company") itself and through subsidiaries owns and operates seven ABC network-affiliated television stations: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina and WCFT in Tuscaloosa, Alabama. The Company's owned and operated stations broadcast to the 7th, 45th, 56th, 58th, 68th, 117th and 187th largest national media markets in the United States, respectively, as defined by the A.C. Nielsen Co. ("Nielsen"). The Company also owns a low power television station (WBMA-LP) licensed to Birmingham, Alabama, the 51st largest national media market.

WJLA is owned and operated by ACC, while the Company's remaining owned and operated stations are owned by Harrisburg Television, Inc. (WHTM), KATV, LLC
(KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT and WBMA-LP). Each of these is a wholly-owned subsidiary of ACC, except Harrisburg TV and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. TV Alabama began operating a television station in Anniston, Alabama, east of Birmingham, under a Local Marketing Agreement ("LMA") effective December 29, 1995. Pursuant to merger agreements effective September 30, 1997, KATV Television, Inc. became KATV, LLC; KTUL Television, Inc. became


           1
KTUL, LLC and First Charleston Corp. became WCIV, LLC. Each of these new entities is a Delaware limited liability company, wholly-owned by ACC. The Company also engages in other activities relating to the production and distribution of television programming through Allbritton Television Productions, Inc., ("ATP"), a wholly-owned subsidiary of ACC. ACC was founded in 1974 and is a subsidiary of Allbritton Group, Inc. ("AGI"), which is wholly-owned by Perpetual Corporation, which in turn is controlled by Joe L. Allbritton, ACC's Chairman. ACC and its subsidiaries are Delaware corporations or limited liability companies. ACC's corporate headquarters is located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3903, and its telephone number at that address is (202) 789-2130.

Television Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast television station is granted by the FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels 14-69) of the spectrum because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the competitive advantage of television stations broadcasting over the VHF band.

Television station revenues are primarily derived from local, regional and national advertising and, to a much lesser extent, from network compensation, revenues from studio rental and commercial production activities. Advertising rates are set based upon a variety of factors, including a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Advertising rates are also determined by a station's overall ability to attract viewers in its market area, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect both the broadcast industry in general and the revenues of individual broadcast television stations.

United States television stations are grouped by Nielsen into 211 generally recognized television market areas that are ranked in size according to various formulae based upon actual or potential audience. Each market area is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. The specific geographic markets are called Designated Market Areas or DMAs.

Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses two methods of determining a station's ratings and share. In larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed diaries of television viewing, while in smaller markets ratings are determined by weekly diaries only. Of the market areas in which the Company conducts business, Washington, D.C. is a metered market while the remaining markets are weekly diary markets. Nielsen has indicated, however, that the Birmingham market will become metered in the Fall of 1998.

Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, FOX has effectively evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, UPN and WB recently have been launched as new television networks.

The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 13 hours of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with affiliates of other networks and independent stations in their market areas. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which are becoming increasingly popular with both network affiliates and independents, a national program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

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

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers and newspapers serving the same market. Traditional network programming, and recently FOX programming, generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time become available for sale by independent stations and FOX affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area's audience.

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

Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats will enable broadcasters to migrate from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC recently authorized a transition plan to convert existing analog stations to digital by temporarily authoring a second channel to transmit programming digitally with the return of the analog channel after the transition period.

Station Information

The following table sets forth general information for each of the Company's owned and/or operated stations as of November 1997 :

                                                                        Total
                                                              Market    Commercial    Station   Rank
Designated                         Network        Channel     Rank or   Competitors   Audience  in          Acquisition
Market Area              Station   Affiliation    Frequency   DMA<F1>   in Market<F2> Share<F3> Market<F4>  Date

Washington, D.C. <F5>    WJLA         ABC           7/VHF        7            6           24%       1     01/29/76
Harrisburg-Lancaster-York-Lebanon,
  PA <F5>                WHTM         ABC          27/UHF       45            5           26%       2     03/01/96
Little Rock, AR<F5>      KATV         ABC           7/VHF       56            5           37%       1     04/06/83
Tulsa, OK<F5>            KTUL         ABC           8/VHF       58            6           30%       2     04/06/83
Lynchburg-Roanoke,VA<F5> WSET         ABC          13/VHF       68            4           25%       2     01/29/76<F6>
Charleston, SC<F5>       WCIV         ABC<F7>       4/VHF      117            5           20%       3     01/29/76<F6>
Birmingham, AL<F8>  WCFT/WJSU/WBMA-LP ABC              -        51            6           19%       3        -
   Birmingham<F5><F8>    WBMA-LP      ABC          58/UHF       51            6            -        -     08/01/97
   Tuscaloosa <F5>       WCFT         ABC          33/UHF      187            2           23%       2     03/15/96
   Anniston <F9>         WJSU         ABC          40/UHF      201            2           30%       1        -

<F1>    Represents market rank based on the Nielsen Station Index for November
        1997.
<F2>    Represents the total number of commercial broadcast television stations in the DMA with an audience rating of at least 1% in the 7:00 a.m. to
        1:00 a.m., Sunday through Saturday, time period.
<F3>    Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time periods referenced or, if no time period is indicated, 7:00 a.m. to 1:00 a.m., Sunday through Saturday.
<F4>    Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time periods referenced or, if no time period is indicated, 7:00 a.m. to 1:00 a.m., Sunday through Saturday.
<F5>    Owned Station.
<F6>    WSET and WCIV have been indirectly owned and operated by Joe L.
        Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.
<F7>    WCIV became affiliated with ABC in August 1996.
<F8>    TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA-LP, WCFT and WJSU (which TV Alabama operates pursuant to an LMA). The market rank figures reflect the combined Birmingham, Tuscaloosa and Anniston markets; Nielsen assigns
        WCFT to the Tuscaloosa DMA and WJSU to the Anniston DMA.  The stations are listed on a combined basis by Nielsen as "WBMA," the call sign of a low power television station owned by TV Alabama and licensed to Birmingham.
<F9>    Operated Station.


           5
Business and Operating Strategy

The Company's business strategy is to focus on building net operating revenues and net cash provided by operating activities. During Fiscal 1996, the Company and its subsidiaries consummated several transactions that expanded their broadcast holdings. The Company acquired an 80% interest in the assets and certain liabilities of WHTM and WCFT (the "Acquisitions"). The Company, through an 80%-owned subsidiary, also entered into a LMA to operate, for a period of ten years, WJSU, licensed to Anniston, Alabama (the "Anniston LMA"). In addition, WSET and WCIV became wholly-owned subsidiaries of ACC through a contribution of capital stock (the "Contribution") from an affiliate wholly-owned by Joe L. Allbritton.

The Company intends to pursue selective acquisition opportunities as they arise. The Company's acquisition strategy is to target network-affiliated television stations where it believes it can successfully apply its operating strategy and where such stations can be acquired on attractive terms. Targets include midsized growth markets with what the Company believes to be advantageous business climates. Although the Company continues to review strategic investment and acquisition opportunities, no agreements or understandings are currently in place regarding any material investments or acquisitions.

In addition, the Company constantly seeks to enhance net operating revenues at a marginal incremental cost through its use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 66 radio stations in four states.

The Company's operating strategy focuses on four key elements:

Local News and Community Leadership. The Company's stations are local news leaders and exploit the revenue potential associated with local news leadership. Since the acquisition of each station, the Company has focused on building that station's local news programming franchise as the foundation for building significant audience share. In each of its market areas, the Company develops additional information-oriented programming designed to expand the stations' hours of commercially valuable local news and other programming with relatively small incremental increases in operating expenses. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods adjacent to the news. In addition, management believes strong local news product has helped differentiate local broadcast stations from the increasing number of cable programming competitors that generally do not provide this material.

High Quality Non-Network Programming.   The Company's stations are committed
to attracting viewers through an array of syndicated and locally-produced programming to fill those periods of the broadcast day not programmed by the network. This programming is selected by the Company on its ability to attract audiences highly valued in terms of demographic makeup on a cost-effective basis and reflects a focused strategy to migrate and hold audiences from program to program throughout dayparts. Audiences highly valued in terms of demographic makeup include women aged 18-49 and all adults aged 25-54. These demographic groups are perceived by advertisers as the groups with the majority of buying authority and decision-making in product selection.

Local Sales Development Efforts.   The Company believes that television
stations with a strong local presence and active community relations can realize additional revenue from advertisers through the development and promotion of special programming and marketing events. Each of the Company's stations has developed such additional products, including high quality programming of local interest (such as University of Arkansas football and basketball games, Washington Redskins pre-season football games and related shows) and sponsored community events. These sponsored events have included health fairs, contests, job fairs, parades and athletic events and have provided advertisers, who are offered participation in such events, an opportunity to direct a marketing program to targeted audiences. These additional products have proven successful in attracting incremental advertising revenues. The stations also seek to maximize their local sales efforts through the use of extensive research and targeted demographic studies.

Cost Control.   Management believes that controlling costs is an essential factor in achieving and maintaining the profitability of its stations. The Company believes that by delivering highly targeted audience levels and controlling programming and operating costs, the Company's stations can achieve increased levels of revenue and operating cash flow. As the provider of ABC network programming in each of its market areas, the Company has entered into long-term stable affiliation agreements. Further, each station rigorously manages its expenses through project accounting, a budgetary control process which includes daypart revenue analysis and expense analysis. Moreover, each of the stations closely monitors its staffing levels. As part of the planned development of the Birmingham station during Fiscal 1996 and 1997, the Company has made a continuing investment in the start-up operations, including staffing, programming, marketing and promotional activities.

Owned and/or Operated Stations

WJLA: Washington, D.C.

Acquired by the Company in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The Station's FCC license expires on October 1, 2004. Washington, D.C. is the seventh largest DMA, with approximately 1,928,000 television households. The Company believes that this position historically permitted stations in this market to earn higher advertising rates than its other owned and operated stations because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington market is served by six commercial television stations. Approximately 46% of WJLA's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

WHTM: Harrisburg-Lancaster-York-Lebanon, Pennsylvania

Acquired by the Company in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The Station's FCC License expires August 1, 1999. Harrisburg, Pennsylvania, which consists of nine contiguous counties located in central Pennsylvania, is the 45th largest DMA, reaching approximately 584,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by five commercial television stations, one of which is a VHF station. Approximately 42% of WHTM's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

KATV: Little Rock, Arkansas

Acquired by the Company in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2005. The Little Rock market is the 56th largest DMA, with approximately 481,000 television households. The Little Rock market has a diversified economy, both serving as the seat of state and local government and housing a significant concentration of businesses in the medical services, transportation and insurance industries. The Little Rock market is served by five commercial television stations. Approximately 40% of KATV's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2000, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 66 radio stations in four states. Pay-per-view and home video rights are also controlled by ARSN.

KTUL: Tulsa, Oklahoma

Acquired by the Company in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 1998. The application for renewal of the FCC license will be submitted by February 1, 1998. Tulsa, Oklahoma is the 58th largest DMA, with approximately 461,000 television households. Because of the demographic characteristics of the Tulsa DMA, the Company believes many advertisers consider it an excellent national test market. Consequently, it believes KTUL derives incremental advertising revenues from advertisers seeking to test-market new products. The Tulsa market is served by six commercial television stations. Approximately 50% of KTUL's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

WSET: Roanoke-Lynchburg, Virginia

Acquired by the Company in 1996 through the Contribution, WSET is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg,

Roanoke and Danville is the 68th largest DMA, with approximately 402,000 television households. Lynchburg's economy includes high-tech manufacturing, cellular communications, nuclear energy and machinery. Danville's chief industries include textiles, tobacco processing, wood products and tire manufacturing. Roanoke is one of Virginia's largest metropolitan regions and a hub of transportation, finance and industry for the southwestern part of the state. The Lynchburg DMA is served by four commercial television stations. Approximately 52% of WSET's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

WCIV: Charleston, South Carolina

Acquired by the Company in 1996 through the Contribution, WCIV is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. The Station's FCC license expires on December 1, 2004. Charleston, South Carolina is the 117th largest DMA, with approximately 215,000 television households. Charleston's resurgent port economy has undergone significant change during the past five years, achieving economic diversification. Spending by the Department of Defense, however, is expected to continue to represent a significant portion of the local economy. Tourism has stabilized as the largest nonmilitary related industry, with about 7.5 million visitors annually and 40,000 related jobs, followed by medical services and government. The Charleston DMA is served by five commercial television stations. Approximately 56% of WCIV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

WBMA-LP/WCFT/WJSU: Birmingham/Tuscaloosa/Anniston, Alabama

The Company acquired WCFT in March 1996 and commenced operation of WJSU pursuant to the Anniston LMA in December 1995. The Anniston LMA expires on December 29, 2005. Both stations are ABC affiliates pursuant to an affiliation agreement that expires on September 1, 2006. The FCC licenses for both stations expire on April 1, 2005. The Company also owns a low power television station licensed to Birmingham, Alabama (WBMA-LP). Birmingham, Alabama is the 51st largest DMA, reaching approximately 526,000 television households. Nielsen has given preliminary indications that it will collapse the Tuscaloosa DMA (187th largest with approximately 58,000 television households) and the Anniston DMA (201st largest with approximately 43,000 television households) into the Birmingham DMA in the Fall of 1998. The resulting DMA would be the 39th largest with approximately 627,000 television households. The combined markets of Birmingham, Tuscaloosa and Anniston are served by eight commercial television stations.

In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU (the "Anniston Option"). The cost of the Anniston Option was $15,348, and it is exercisable for additional consideration of $3,337. Exercise of the Anniston Option is subject to certain conditions, including a change in FCC rules or a waiver permitting common ownership of WCFT and WJSU (see Legislation and Regulation).

The Company serves the combined Birmingham/Tuscaloosa/Anniston market by simultaneously transmitting identical programming from its studio in Birmingham over both WCFT and WJSU.

The stations are listed on a combined basis by Nielsen as WBMA. TV Alabama has constructed new studio facilities in Birmingham for the operation of both stations. The Company has retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining its primary news and sales presence in Birmingham. Approximately 35% of TV Alabama's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

Competition

Competition in the television industry, including each of the market areas in which the Company's stations compete, takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station's competitive position include signal coverage and assigned frequency. The television broadcasting industry is continually faced with technological change and innovation, the possible rise or fall in popularity of competing entertainment and communications media and actions of federal regulatory bodies, including the FCC, any of which could possibly have a material adverse effect on the Company's operations.

Audience: Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the Company's daily programming is supplied by ABC. In those periods, the stations are totally dependent upon the performance of the ABC network programs in attracting viewers. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter or barter-only. Independent stations, the number of which has increased significantly over the past decade, have also emerged as viable competitors for television viewership share, particularly as the result of the availability of first-run network-quality programming from FOX.

The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television has significantly altered competition for audience share in the television industry. These alternative transmission methods can increase competition for a broadcasting station both by bringing into its market area distant broadcasting signals not otherwise available to the station's audience and by serving as a distribution system for programming originated on the cable system. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. To the extent cable operators elect to do so, their increased competition for local news audiences could have an adverse effect on the Company's advertising revenues.

Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low-power and in-home satellite services. The Company's television stations also face competition from high-powered direct broadcast satellite services, such as DIRECT-TV, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers.

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

Advertising: Advertising rates are based upon the size of the market area in which a station operates, the program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market area served by the station, the availability of alternative advertising media in the market area, an aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. The Company's television stations compete for advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company's television stations are located in highly competitive market areas.

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

License Renewal: Broadcast television licenses generally had been granted for maximum terms of five years until the Telecommunications Act of 1996 (the "Telecommunications Act") extended license terms to eight years. License terms are subject to renewal upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act, the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing.

In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, there can be no assurance that each of the Company's broadcast licenses will be renewed in the future. All of the stations' existing licenses were renewed for full five or eight-year terms and are currently in effect.

Programming and Operation: The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees must continue to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In addition, most broadcast licensees, including the Company's licensees, must develop and implement equal employment opportunity programs and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a license renewal application. The FCC also has adopted rules that place additional obligations on television station operators for maximum amounts of advertising and minimum amounts of programming specifically targeted for children as well as additional public information and reporting requirements.

Digital Television: The FCC has adopted rules for implementing digital (including high-definition) television ("DTV") service in the United States. Implementation of DTV is intended to improve the technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station's geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. Under the proposal, stations will be required to phase in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. Implementation of advanced television service may impose additional costs on television stations providing the new service, due to increased equipment costs, and may affect the competitive nature of the market areas in which the Company operates if competing stations adopt and implement the new technology before the Company's stations. The FCC has adopted standards for the transmission of advanced television signals. These standards will serve as the basis for the phased conversion to digital transmission.

Ownership Matters: The Communications Act contains a number of restrictions on the ownership and control of broadcast licenses. Together with the FCC's rules, it places limitations on alien ownership; common ownership of broadcast, cable and newspaper properties; and ownership by those persons not having the requisite "character" qualifications and those persons holding "attributable" interests in the license.

The FCC's television national multiple ownership rules limit the audience reach of television stations in which any entity may hold an attributable interest to 35 percent of total United States audience reach. The FCC's television multiple ownership local contour overlap rule, the "Duopoly" rule, generally prohibits ownership of attributable interests by a single entity in two or more television stations which serve the same geographic market area. The Telecommunications Act directs the FCC to reevaluate its local ownership rules to consider potential modifications permitting ownership of more than one station in a market area. The FCC has proposed to redefine the market area for purposes of the Duopoly rule from a station's "Grade B" contour to its DMA so long as there is no "Grade A" overlap in signals of the two stations. The FCC also seeks comment on whether ownership of two UHF stations or a UHF/VHF combination should be permissible.

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

The FCC is conducting rulemaking proceedings to determine whether it should relax its rules to facilitate greater minority and female ownership of broadcasting facilities and whether it should modify its rules by (i) restricting the availability of the single majority shareholder exemption,
(ii) attributing certain interests such as non-voting stock, debt and holdings in limited liability companies and (iii) changing the attribution benchmarks. The Company cannot predict the outcome of these proceedings or how they will affect the Company's business. In light of the FCC's multiple ownership and cross-ownership rules, an individual or entity that acquires an attributable interest in the Company may violate the FCC's rules if that acquirer also has an attributable interest in other television or radio stations, or in cable television systems or daily newspapers, depending on the number and location of those radio or television stations, cable television systems or daily newspapers. Such an acquirer also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If an individual or entity with an attributable interest in the Company violates any of these ownership rules, the Company may be unable to obtain from the FCC the authorizations needed to conduct its television station business, may be unable to obtain FCC consents for certain future acquisitions, may be unable to obtain renewals of its licenses and may be subject to other material adverse consequences.

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

Other Legislation: Finally, Congress and the FCC have under consideration, and in the future may consider and adopt, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss or gain of audience share and advertising revenues for the Company's stations and/or affect the ability of the Company to acquire or finance additional broadcast stations.

Employees

As of September 30, 1997, the Company employed in full-time positions 814 persons, including 197 at WJLA, 109 at KATV, 106 at KTUL, 101 at WHTM, 123 at WCFT/WJSU/WBMA, 93 at WSET, 72 at WCIV and 13 in its corporate office. Of the employees at WJLA, 94 are represented by three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The AFTRA contract was renegotiated effective June 1, 1996 through September 30, 1999. The DGA contract was renegotiated effective July 16, 1996 through January 16, 2000. The NABET/CWA contract expired June 1, 1995. Members of this union have been working without a contract since that time. WJLA management is in the process of negotiating a new contract and anticipates resolving the outstanding issues without any material adverse impact to the station. No employees of the Company's other owned and/or operated stations are represented by unions. The Company believes its relations with its employees are satisfactory.

Environmental Matters

The Company is subject to changing federal, state and local environmental standards, including those governing the handling and disposal of solid and hazardous wastes, discharges to the air and water and the remediation of contamination associated with releases of hazardous substances.

In particular, the Company is subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and analogous state laws for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. Courts have determined that liability under these laws is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances.

WCIV is currently involved in remediating contamination associated with releases of hazardous substances at its transmitter site. In September 1994, approximately 2,000 gallons of electric generator fuel spilled from an above-ground tank on the premises of WCIV. With the assistance of environmental consultants and under supervision of the South Carolina Department of Health and Environmental Control ("SCDHEC"), WCIV has undertaken remediation of the contamination by installing wells for recovery of free product and monitoring wells. Based upon the scope of the remediation required as determined by the environmental consultants, the Company has estimated that any remaining costs associated with the monitoring wells and related testing are nominal. However, there can be no assurance that SCDHEC will not require further remedial activities.

In October 1994, the Pennsylvania Department of Environmental Resources (the "Pennsylvania Department") notified WHTM that it should remediate soils and groundwater believed to be adversely affected by contamination associated with an underground tank. The station's environmental consultant has advised the Pennsylvania Department that it appears that contamination remaining on WHTM's property did not emanate from its underground tank, which has been removed, but is from an offsite source and that there is no threat to human health or the environment which requires remediation. The matter remains unresolved.

In August 1995, concentrations of certain metals including arsenic, barium, chromium and lead in the soil of a septic leach field were discovered on the property of WCFT. The Company has been advised that these concentrations are in the range of background concentrations for the area. The State of Alabama is in the process of developing cleanup standards relating to such concentrations of metal, and it is therefore uncertain what, if any, remediation will be necessary.

Although there can be no assurance of the final resolution of these matters, the Company does not believe that the amount of its liability at these properties individually, or in the aggregate, will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                        ITEM 2.  PROPERTIES
                       (Dollars in thousands)


The Company maintains its corporate headquarters in Washington, D.C., occupying leased office space of approximately 9,300 square feet.

The types of properties required to support each of the stations include offices, studios, transmitter sites and antenna sites. The stations' studios are co-located with their office space while transmitter sites and antenna sites are generally located away from the studios in locations determined to provide maximum market signal coverage.

KATV's broadcast tower, which met non-governmental wind-loading standards when built, does not meet the current guidelines for wind-loading on broadcast towers adopted in 1992. Because standards were modified subsequent to the tower construction, KATV's tower is "grandfathered" under the prior guidelines. Engineering studies, however, indicate that the tower may be significantly overstressed under the revised guidelines, particularly at sustained winds of 70 miles per hour and at risk of failing in such sustained winds. KATV has taken steps to limit access to the area around the tower and to avoid work on the tower during windy conditions. KATV is in the process of making structural modifications to the tower and estimates that it will cost approximately $450 to bring the tower within current guidelines. The owner of KETS-TV, which has an antenna on the tower, has received a grant from the National Telecommunications and Information Administration in the Department of Commerce for matching funds to help offset the costs of tower modification. In the event the tower failed prior to completion of structural modifications, KATV would seek to continue transmission by direct fiber feeds to cable television systems and temporary leased space on another neighboring broadcast tower, although there can be no assurance that such an alternative would be available at such time.

The following table describes the general characteristics of the Company's principal real property:



                                                           Approximate       Lease Expiration
Facility          Market/Use              Ownership           Size           Date
WJLA           Washington, D.C.
               Office/Studio              Leased             88,828 sq. ft.     11/31/03
               Tower/Transmitter          Joint Venture     108,000 sq. ft.       N/A

WHTM           Harrisburg, PA
               Office/Studio              Owned              14,000 sq. ft.       N/A
               Tower/Transmitter          Owned               2,801 sq. ft.       N/A
               Adjacent Land              Leased              6,808 sq. ft.     10/31/00

KATV           Little Rock, AR
               Office/Studio              Owned              20,500 sq. ft.       N/A
               Tower/Transmitter          Owned                 188 Acres         N/A
               Annex/Garage               Owned              67,400 sq. ft.       N/A

KTUL           Tulsa, OK
               Office/Studio              Owned              13,520 sq. ft.       N/A
               Tower/Transmitter          Owned                 160 acres         N/A
               Tower                      Leased                  1 acre         5/30/05

WSET           Lynchburg, VA
               Office/Studio              Owned              15,500 sq. ft.       N/A
               Tower/Transmitter          Owned               2,700 sq. ft.       N/A

WCIV           Mt. Pleasant, SC
               Office/Studio              Owned               21,700 sq. ft.      N/A
               Tower/Transmitter          Leased               2,000 sq. ft.     8/31/06

WCFT/WJSU<F1>  Birmingham, AL
               Office/Studio              Leased              26,357 sq.ft      9/30/06
               Satellite Dish Farm        Leased                 0.5 acres      9/30/06
               Tower/Relay-Pelham         Leased                 .08 acres     10/31/01
               Tower/Relay-Red Mtn.       Owned                  .21 acres       N/A

               Tuscaloosa, AL
               Office/Studio              Owned                 9,475 sq. ft.     N/A
               Tower-Tuscaloosa           Owned                  10.5 acres       N/A
               Tower-AmSouth              Leased                134.3 acres     4/30/06

               Anniston, AL <F2>
               Office/Studio              Leased                7,273 sq. ft.   6 months notice
               Tower-Blue Mtn.            Owned                   1.7 acres       N/A
               Gadsden Office             Leased                1,000 sq. ft.   Monthly
               Tower-Bald Rock            Leased                    1 acre      8/29/16

<F1>   TV Alabama uses the pre-existing facilities of WCFT and WJSU to operate news and sales bureaus in the Tuscaloosa and Anniston market areas.
<F2>   Although TV Alabama is currently operating these properties under the
       Anniston LMA, Flagship is the owner and lessee.

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


     ITEM 4.  SUBMISSION OF MATTERS TO A
     VOTE OF SECURITY HOLDERS

Not Applicable.

     PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (Dollars in thousands)

The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. The selected consolidated financial data for the fiscal years ended September 30, 1993, 1994, 1995, 1996 and 1997 are derived from the Company's audited Consolidated Financial Statements.

                                                    Fiscal Year Ended September 30,
                                                    -------------------------------
                                       1993        1994        1995        1996        1997
                                       ----        ----        ----        ----        ----
Statement of Operations Data <F1>:
Operating revenues, net            $109,867    $125,830    $138,151    $155,573    $172,828
Television operating expenses,
    excluding depreciation and
    amortization                     65,533      67,745      75,199      92,320     105,630
Depreciation and amortization         5,771       5,122       4,752      10,257      19,652
Corporate expenses                    3,231       4,250       3,753       5,112       4,382
Operating income                     35,332      48,713      54,447      47,884      43,164
Interest expense                     22,336      22,303      22,708      35,222      42,870
Interest income                       2,408       2,292       2,338       3,244       2,433
Income before extraordinary
    items and cumulative
    effect of changes in
    accounting principles             7,586      17,360      19,909       8,293         424
Extraordinary items <F2>              1,485          --          --      (7,750)         --
Cumulative effect of changes in
    Accounting principles <F3>         (523)      3,150          --          --          --
Net income                            8,548      20,510      19,909         543         424

                                                      As of September 30,
                                                      -------------------
                                       1993        1994        1995        1996        1997
                                       ----        ----        ----        ----        ----

Balance Sheet Data <F1>:
Total assets                        $91,218     $94,079     $99,605    $281,778    $280,977
Total debt <F4>                     197,154     199,473     198,919     402,993     415,722
Redeemable preferred stock <F5>         168         168         168          --          --
Stockholder's investment           (138,288)   (136,961)   (133,879)   (172,392)   (185,563)


                                                      Fiscal Year Ended September 30,
                                                      -------------------------------
                                         1993        1994        1995        1996        1997
                                         ----        ----        ----        ----        ----
Financial Ratios and Other Data <F1>:
Operating Cash Flow <F6>              $41,103     $53,835     $59,199     $58,141     $62,816
Operating Cash Flow Margin <F7>         37.4%       42.8%       42.9%       37.4%       36.3%
Capital expenditures                    1,972       3,264       2,777      20,838      12,140


<F1> The consolidated statement of operations data, balance sheet data and financial ratios and other data as of and for the year ended September 30, 1996 include the effects of significant transactions consummated by the Company during the year that impact the comparability of Fiscal 1996 data to previous years. Such transactions include the effects of a $275,000 offering of 9.75% Senior Subordinated Debentures due 2007, the acquisitions of 80% of the net assets of WHTM and WCFT, the Anniston LMA and Anniston Option, the early repayment of approximately $74,704 in debt, and payment of a prepayment penalty on such debt of $12,934. These transactions are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Notes 3 and 6 of Notes to Consolidated Financial Statements. In addition, the comparability of Fiscal 1997 and Fiscal 1996 data is impacted by the fact that that the results of operations of WHTM, WCFT and WJSU are included for the full year in Fiscal 1997 as compared to the period from the date of acquisition and the effective date of the Anniston LMA in Fiscal 1996.
<F2> The extraordinary gain during Fiscal 1993 resulted from the use of net operating loss carryforwards and carrybacks for state income tax reporting purposes. The extraordinary loss during Fiscal 1996 resulted from a $7,750 loss, net of tax, on the early repayment of long-term debt (see Note 6 of Notes to Consolidated Financial Statements).
<F3> As required by generally accepted accounting principles, the Company changed its method of accounting for nonpension postretirement benefits during Fiscal 1993 and its method of accounting for income taxes during Fiscal 1994.
<F4> Total debt is defined as long-term debt (including the current portion thereof, and net of discount), short-term debt and capital lease obligations.
<F5> In September 1996, the Company purchased for cash the Series A redeemable preferred stock at its redemption value of $168.
<F6> "Operating Cash Flow" is defined as operating income plus depreciation and amortization. Programming expenses are included in television operating expenses. The Company has included Operating Cash Flow data because it understands that such data is used by investors to measure a company's ability to fund its operations and service debt. Operating Cash Flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.
<F7> "Operating Cash Flow Margin" is defined as Operating Cash Flow as a percentage of operating revenues, net.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Dollars in thousands)


General Factors Affecting the Company's Business

The Company owns and operates seven ABC network-affiliated television stations: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT in Tuscaloosa, Alabama (west of Birmingham, Alabama). The Company also operates the ABC network affiliate WJSU in Anniston, Alabama (east of Birmingham, Alabama) under the Anniston LMA, and owns a low power television station licensed to Birmingham, Alabama (WBMA-LP). The Company operates WCFT and WJSU in tandem with WBMA-LP serving the viewers of Birmingham, Tuscaloosa and Anniston.

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

Television stations receive revenues for advertising sold for placement within and adjoining locally originated programming and adjoining their network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured principally by quarterly audience surveys. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market areas served and the availability of alternative advertising media in the market areas. Rates are highest during the most desirable viewing hours (generally during local news programming and prime time), with corresponding reductions during other hours.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because the Company relies on sales of advertising time for substantially all of its revenues, its operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which the Company's stations operate. For Fiscal 1996 and 1997, WJLA accounted for approximately one-half of the Company's total revenues. As a result, the Company's results of operations are highly dependent on WJLA and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which the Company's stations operate. The Company is also dependent on automotive-related advertising. Approximately 24%, 25% and 26% of the Company's total broadcast revenues for the years ended September 30, 1995, 1996 and 1997, respectively, consisted of automotive-related advertising. A significant decrease in such advertising could materially and adversely affect the Company's operating results.

Factors Affecting Fiscal 1996

There were significant factors which affected the results of operations for the year ended September 30, 1996. In March 1996, the Company, through its 80%-owned subsidiaries, acquired the assets and certain liabilities of WHTM and WCFT for $115,475 and $20,181, respectively (the "Acquisitions"). The results of operations of WHTM and WCFT are included for the period subsequent to the acquisitions. Additionally, in December 1995, the Company, through an 80%-owned subsidiary, entered into the ten-year Anniston LMA with the owners of WJSU, a television station operating in Anniston, Alabama. The operating revenues and expenses of WJSU are therefore included in the Company's consolidated financial statements since December 1995. The RLA Revocable Trust, created for the benefit of Robert Allbritton, owns the remaining 20% interest in these subsidiaries. Robert Allbritton is a Director and officer of the Company and is the son of Joe L. Allbritton.

References to the "New Stations" in Management's Discussion and Analysis of Financial Condition and Results of Operations are to WHTM, WCFT and WJSU as operated under the Anniston LMA.

In February 1996, the Company completed the offering of its $275,000 9.75% Senior Subordinated Debentures due 2007 (the "9.75% Debentures"). The proceeds from the offering of the 9.75% Debentures were used to finance the acquisitions of WHTM and WCFT for $135,656, acquire the Anniston Option for $10,000, repay approximately $74,704 of debt which was outstanding under senior secured promissory notes and other credit agreements and pay a related prepayment penalty of $12,934. The remaining net proceeds were retained by the Company for the construction of studio and transmission facilities in Birmingham, Alabama and general corporate purposes.

Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the last three fiscal years and the percentage contribution of each to the total broadcast revenues of the Company, before fees.


                                           Fiscal Year Ended September 30,
                                           -------------------------------
                                      1995                 1996                 1997
                                      ----                 ----                 ----
                               Dollars     Percent   Dollars    Percent   Dollars    Percent
                               -------     -------   -------    -------   -------    -------
Local/regional <F1>            $ 67,228    47.3%     $ 77,248    48.0%   $ 85,954    48.1%
National <F2>                    59,930    42.2%       64,277    40.0%     71,324    40.0%
Network compensation <F3>         2,623     1.9%        5,443     3.4%      6,223     3.5%
Political <F4>                    3,320     2.3%        3,160     2.0%      4,273     2.4%
Trade and barter <F5>             5,897     4.2%        7,119     4.4%      7,868     4.4%
Other revenues <F6>               3,022     2.1%        3,489     2.2%      3,002     1.6%
                               --------    -----     --------    -----   --------    -----

Broadcast revenues              142,020   100.0%      160,736   100.0%    178,644    100.0%
                                          ======                ======               ======
Fees <F7>                        (4,789)               (5,541)             (6,068)
                                -------               -------             -------
Broadcast revenue,
   net of fees                  137,231               155,195             172,576
Non-broadcast revenue <F8>          920                   378                 252
                                -------               -------             -------
Total net operating revenues   $138,151              $155,573            $172,828
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

Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing almost 90% of the Company's total broadcast revenues in each of the last three fiscal years. Although the total percentage contribution of local/regional and national advertising has been relatively constant over such period, the growth rate of local/regional and national advertising revenues varies annually based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets. Local/regional advertising revenues increased 12.6%, 14.9% and 11.3% in Fiscal 1995, 1996 and 1997, respectively; and national advertising revenues increased 6.8%, 7.3% and 11.0% during the same respective periods. Each other individual category of revenues represented less than 5.0% of the Company's total revenues for each of the last three fiscal years.

Results of Operations - Fiscal 1997 Compared to Fiscal 1996

As compared to Fiscal 1996, the Company's results of operations for Fiscal 1997 principally reflect the effect of the New Stations as their results are included for the entire year in Fiscal 1997 as compared to the period from the date of acquisition in Fiscal 1996. Additional significant factors include increased demand by advertisers in the Washington, D.C. market, offset by continued spending in Birmingham. As part of the planned development of the Birmingham operation, the Company has continued to make enhancements in its local news and has increased its marketing activities to promote WCFT and WJSU as the new ABC affiliates for the Birmingham market. These activities have resulted in increased audience share, and management believes that expansion in audience share will continue resulting in increasingly higher advertising revenues.

Set forth below are selected consolidated financial data for Fiscal 1996 and 1997, respectively, and the percentage change between the years.

                               Fiscal Year Ended September 30,
                               -------------------------------

                                                             Percentage
                                        1996        1997     Change
                                        ----        ----     ----------

 Operating revenues, net              $155,573    $172,828     11.1%
 Total operating expenses              107,689     129,664     20.4%
                                      --------    --------
 Operating income                       47,884      43,164     (9.9)%
 Nonoperating expenses, net             33,079      41,630     25.9%
 Income tax provision                    7,812       1,110    (85.8)%
 Income before minority interest      --------    --------
    and extraordinary item               6,993         424    (93.9)%
 Minority interest in net losses of
    consolidated subsidiaries            1,300        --        --
 Extraordinary item, net of income
    tax benefit                          7,750        --        --
                                       -------    --------
 Net income                          $     543    $    424    (21.9)%
                                       =======    ========
 Operating cash flow                 $  58,141    $ 62,816      8.0%
                                       =======    ========
Net Operating Revenues

Net operating revenues for Fiscal 1997 totaled $172,828, an increase of $17,255 or 11.1%, as compared to Fiscal 1996. The New Stations accounted for $11,282, or 65.4% of the increase in net operating revenues. The majority of this significant contribution by the New Stations is due to the fact that results of the New Stations are included for the full year in Fiscal 1997 as compared to the period from the date of acquisition in Fiscal 1996. The balance of the increase results principally from increased local/regional and national advertising in the Washington, D.C. and Little Rock markets offset by a decline in the Charleston market.

Local/regional advertising revenues increased $8,706 or 11.3% over Fiscal 1996. The increase is largely attributable to a $6,127 increase in local/regional revenues by the New Stations and revenue increases generated by the Company's stations located in the Washington, D.C. and Little Rock markets, offset by weakening in the Tulsa and Charleston markets for local/regional advertisers.

National advertising revenues increased $7,047, or 11.0%, in Fiscal 1997 over the prior fiscal year. The increase is principally attributable to $4,003 generated by the New Stations and improvements in the Washington, D.C., Little Rock and Tulsa markets offset by a weakening in the Charleston market for national advertising.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during Fiscal 1997 or 1996.

Increased network compensation revenue of $780, or 14.3%, over the Fiscal 1996 level is principally attributable to the incremental network compensation of the New Stations during Fiscal 1997.

Total Operating Expenses

Total operating expenses in Fiscal 1997 were $129,664, an increase of $21,975, or 20.4%, compared to total operating expenses of $107,689 in Fiscal 1996.

Television operating expenses (before depreciation, amortization and corporate expenses) totaled $105,630 in Fiscal 1997, an increase of $13,310, or 14.4% when compared to television operating expenses of $92,320 in Fiscal 1996. Television operating expenses of the New Stations accounted for 79.5% of the increase. The New Stations accounted for a greater proportionate increase in television operating expenses than in net operating revenues principally due to the impact of Birmingham as discussed further below. The remaining increase in television operating expenses is largely attributable to approximately $2,000 of non-recurring program expense resulting from the Company's early termination of a program contract. Excluding the New Stations and the non-recurring program expense, Fiscal 1997 television operating expenses increased approximately $727, or 0.9%, over the Fiscal 1996 level. This expense increase over the prior year was concentrated in the news area, which is consistent with the Company's operating strategy that emphasizes local news leadership in each of its markets.

Depreciation and amortization expense of $19,652 in Fiscal 1997 increased $9,395 from $10,257 in Fiscal 1996. The New Stations accounted for $8,843, or 88.8%, of the increase. This is due to the increased level of depreciable and intangible assets which resulted principally from the acquisition of WHTM and WCFT, the Anniston Option and capital equipment and leasehold improvements associated with the new studio in Birmingham and transmission facilities in Tuscaloosa and Anniston.

Corporate expenses in Fiscal 1997 decreased $730 from Fiscal 1996. The decrease is principally due to a decrease in charitable contributions.

Operating Income

The operating results of the New Stations impacted the Company's consolidated performance trends for Fiscal 1997 as compared to Fiscal 1996 primarily due to the fact that they are included for the entire period in Fiscal 1997 as compared to the period from the date of acquisition in the prior year. In addition, the operating results of the Birmingham operation had a continuing impact on the Company's consolidated performance trends in Fiscal 1997 as compared to Fiscal 1996. The operating margins generated by the Company in the aggregate were adversely impacted primarily due to the Company's continuing investment in the start-up operations in Birmingham, (e.g., programming and staffing changes, marketing and promotional activities) as well as due to the impact of the intangible amortization expense arising from the Acquisitions and increased depreciation expense from capital improvements made to the New Stations.

Operating income of $43,164 in Fiscal 1997 decreased $4,720 or 9.9%, compared to operating income of $47,884 in Fiscal 1996. The operating profit margin in Fiscal 1997 decreased to 25.0% from 30.8% for the comparable period in the prior year. The decrease in operating profit and margin was due primarily to operating expenses increasing at a greater rate than operating revenue as discussed above.

Operating Cash Flow

Operating cash flow increased to $62,816 in Fiscal 1997 from $58,141 in Fiscal 1996, an increase of $4,675, or 8.0%. This increase is a result of the growth in net operating revenues as discussed above together with smaller proportional television operating expenses and corporate expenses. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense of $42,870 for Fiscal 1997 increased by $7,648, or 21.7%, from $35,222 in Fiscal 1996. The increase is attributable to increased interest expense from the issuance of the Company's 9.75% Debentures, together with higher average working capital debt balances during Fiscal 1997 compared to the prior year. The average amount of debt outstanding and the weighted average interest rate on such debt for Fiscal 1997 and 1996 approximated $413,723 and 10.2%, and $324,824 and 10.5%, respectively.

Interest income of $2,433 in Fiscal 1997 decreased $811, or 25.0%, as compared to interest income of $3,244 in Fiscal 1996. The decrease was primarily due to interest earned from temporarily investing certain proceeds from the sale of the 9.75% Debentures during Fiscal 1996.

Income Taxes

The provision for income taxes in Fiscal 1997 of $1,110 decreased by $6,702, or 85.8%, when compared to the provision for income taxes of $7,812 in Fiscal 1996. The decrease is directly related to the $13,271, or 89.6%, decrease in income before income taxes, minority interest and extraordinary item (as previously discussed).

Income Before Minority Interest and Extraordinary Item

Income before minority interest and extraordinary item in Fiscal 1997 decreased by $6,569, or 93.9%, from Fiscal 1996. As discussed previously, the start-up nature of the Birmingham operation, the increased interest expense and depreciation and amortization associated with the Acquisitions and the non-recurring program expense adversely impacted the Fiscal 1997 results.

Net Income

Net income for Fiscal 1997 of $424 decreased $119, or 21.9%, when compared to net income of $543 in Fiscal 1996. The decrease in net income is attributed to the factors discussed above. Additionally, net income for Fiscal 1996 reflects the $7,750 extraordinary loss on early repayment of debt.

Balance Sheet

Significant balance sheet fluctuations from September 30, 1996 to September 30, 1997 consist of increased accounts receivable and long-term debt, offset by decreases in cash and cash equivalents and accounts payable. In addition, distributions to owners increased as a result of cash advances made during Fiscal 1997. The increase in accounts receivable reflects the Company's continued revenue growth while the offsetting decreases in cash and cash equivalents and accounts payable are primarily attributable to the timing of cash payments. The increase in long-term debt is related to additional draws under its revolving credit facility and new capital leases to fund capital expenditures, primarily in Birmingham, Alabama and Washington, D.C.

Results of Operations - Fiscal 1996 Compared to Fiscal 1995

Set forth below are selected consolidated financial data for Fiscal 1995 and 1996, respectively, and the percentage change between the years.

                                         Fiscal Year Ended September 30,
                                         -------------------------------
                                                             Percentage
                                      1995          1996     Change
                                      ----          ----     ----------
 Operating revenues, net            $138,151     $155,573      12.6%
 Total operating expenses             83,704      107,689      28.7%
                                    --------     --------
 Operating income                     54,447       47,884     (12.1)%
 Nonoperating expenses, net           20,603       33,079      60.6%
 Income tax provision                 13,935        7,812     (43.9)%
                                    --------     --------
 Income before minority interest
    and extraordinary item            19,909        6,993     (64.9)%
 Minority interest in net losses of
    consolidated subsidiaries            --         1,300        --
 Extraordinary item, net of income
    tax benefit                          --         7,750        --
                                     -------      -------
 Net income                         $ 19,909      $   543     (97.3)%
                                     =======      =======

Net Operating Revenues

Net operating revenues for Fiscal 1996 totaled $155,573, an increase of $17,422, or 12.6%, as compared to Fiscal 1995. The New Stations accounted for $14,916, or 85.6%, of the increase. The increase was primarily due to a $14,367 or 11.3% increase in local/regional and national advertising and a $2,820, or 107.5%, increase in network compensation compared to Fiscal 1995. The increase in local/regional advertising revenue of $10,020, or 14.9%, over the Fiscal 1995 level was largely attributable to $8,035 of local/regional advertising revenue generated by the New Stations, coupled with increased local/regional advertising revenue principally in the Little Rock, Tulsa and Charleston markets which management attributes to an increase in total market revenues and to certain changes in the competitive environment including, in Charleston, advertising revenue increases from strong NBC prime time ratings and the summer Olympics.

The increase in national advertising revenue of $4,347, or 7.3%, over the Fiscal 1995 level was largely attributable to $5,525 of national advertising generated by the New Stations, offset principally by a weakening of the Washington, D.C. market for national advertisers.

Increased network compensation revenue of $2,820, or 107.5%, over the Fiscal 1995 level was primarily attributable to a new ten-year affiliation agreement with ABC effective April 1996, with certain increases retroactive to August 1995. The new network compensation agreement increased annual network compensation by approximately $2,200 from the Fiscal 1995 level. This new compensation agreement, and to a lesser extent the incremental network compensation attributable to the New Stations, accounted for the increase in the Fiscal 1996 network compensation.

Total Operating Expenses

Total operating expenses in Fiscal 1996 were $107,689, an increase of $23,985, or 28.7%, when compared to total operating expenses of $83,704 in Fiscal 1995. Operating expenses, excluding the New Stations, increased 9.0% from Fiscal 1995. Television operating expenses (before depreciation, amortization and corporate expenses) totaled $92,320 in Fiscal 1996, an increase of $17,121, or 22.8%, when compared to television operating expenses of $75,199 in Fiscal 1995. Television operating expenses of the New Stations accounted for approximately 63.4% of the increase. The remaining increase in television operating expenses was due to increases in programming and news expenses. The increase in programming expense relates primarily to an increase in programming costs from the renewal of certain long-term program contracts primarily at WJLA, KATV and WSET. The increase in news expense was primarily due to increased staffing and other news related expenses such as research and set design. WJLA accounted for a majority of the programming and news expense increase. The Fiscal 1996 programming and local news expense trends are consistent with the Company's operating strategy which emphasizes local news leadership in each of its markets and the airing of high-quality non-network programming to fill those periods of the broadcast day not programmed by the network. The operating strategy as implemented in 1996 was reflected in the establishment of a news bureau in York, Pennsylvania to expand the WHTM news coverage and the hiring of well-known news personalities in the Birmingham market.

Depreciation and amortization expense of $10,257 in Fiscal 1996 increased $5,505, or 115.8%, from $4,752 in Fiscal 1995 primarily as a result of the increased level of depreciable assets and intangible assets resulting principally from the acquisitions of WHTM and WCFT, the Anniston Option and capital equipment and leasehold improvements associated with the new studio in Birmingham and transmission facilities in Tuscaloosa.

Corporate expenses were $5,112 in Fiscal 1996, an increase of $1,359, or 36.2%, compared to $3,753 in Fiscal 1995. The increase was due to increases in various expenses, including compensation, consulting, audit and charitable contributions.

Operating Income

For Fiscal 1996, operating income of $47,884 decreased by $6,563, or 12.1%, compared to operating income of $54,447 in Fiscal 1995. The decrease was due to increased revenue from the existing stations and the New Stations, offset by increased operating, depreciation, amortization and Corporate expenses, as discussed above.

Nonoperating Expenses, Net

Interest expense of $35,222 for Fiscal 1996 increased by $12,514, or 55.1% from $22,708 in Fiscal 1995. The increase is attributable to increased interest expense from the issuance of $275,000 of the 9.75% Debentures, together with higher average working capital debt balances and interest rates during the first two quarters of Fiscal 1996 compared to the same periods in the prior year. The average amount of debt outstanding and the average interest rate on such debt for Fiscal 1996 and 1995 approximated $324,824 and 10.5%, and $200,176 and 11.2%, respectively.

Interest income of $3,244 in Fiscal 1996 increased $906, or 38.8%, as compared to interest income of $2,338 in Fiscal 1995. The increase was primarily due to investment interest earned from investing excess proceeds from the sale of the 9.75% Debentures.

Income Taxes

Income taxes in Fiscal 1996 of $7,812 decreased by $6,123, or 43.9%, when compared to income taxes of $13,935 in Fiscal 1995. The decrease in income taxes is principally attributable to a decrease in income before taxes of $19,039.

Extraordinary Loss on Early Repayment of Debt

During Fiscal 1996, the Company incurred an extraordinary loss of $7,750, net of income tax benefit, due to a prepayment penalty of $12,934 in conjunction with the early repayment of $63,500 of debt.

Net Income

Net income for Fiscal 1996 of $543 decreased by $19,366, or 97.3%, when compared to net income of $19,909 in Fiscal 1995. The decrease in net income was attributable primarily to a decrease in income from operations of $6,563, an increase in interest expense of $12,514, an increase in interest income of $906, a decrease in income taxes of $6,123, and the extraordinary charge for early repayment of debt, net of tax benefit, of $7,750. Income before extraordinary loss in Fiscal 1996 was $8,293, a decrease of $11,616, or 58.3%, as compared to Fiscal 1995.

Unaudited Pro Forma Results of Operations

The following reflects the unaudited pro forma consolidated results of operations as if the offering of the $275,000 9.75% Debentures and the application of net proceeds (including the Acquisitions and Anniston LMA) had occurred at the beginning of the respective periods.

                              Fiscal Year Ended September 30,
                              -------------------------------
                                                            Percentage
                                       1995         1996      Change
                                       ----         ----    ----------

     Operating revenues, net         $162,300     $164,933       1.6%
     Total operating expense          105,818      116,774      10.4%
     Operating income                  56,482       48,159     (14.7)%
     Income taxes                       8,146        5,717     (29.8)%
     Income before extraordinary item   9,679        4,204     (56.6)%
     Net income                         1,929       (3,546)   (283.8)%

Assuming that the offering of the 9.75% Debentures and the application of net proceeds thereof occurred at the beginning of Fiscal 1995, net operating revenues for Fiscal 1996 stated on an unaudited pro forma basis would have totaled $164,933, an increase of $2,633, or 1.6%, as compared to Fiscal 1995 on an unaudited pro forma basis. This increase is attributable to a $2,506, or 1.8%, increase in net operating revenue excluding the New Stations and a $126, or .5% increase in operating revenue from the New Stations. Total operating expenses for Fiscal 1996 stated on an unaudited pro forma basis totaled $116,774, an increase of $10,956, or 10.4%, over the unaudited pro forma Fiscal 1995 level. This increase was directly attributable to the increased operating expenses of $7,557, or 9.0%, excluding the New Stations, and $3,399, or 15.4%, for the New Stations. The increase in operating expenses was principally due to increases in programming costs, salaries and wages, news research costs, set design costs, consulting and charitable contributions at existing stations as well as costs associated with implementing the Company's operating strategy related to the Anniston LMA and the Acquisitions. Increases in operating expenses at the New Stations related primarily to salaries and wages of new employees hired and other costs associated with establishing and operating the new Birmingham facility.

Operating income for Fiscal 1996, stated on an unaudited pro forma basis, totaled $48,159, a decrease of $8,323, or 14.7%, compared to Fiscal 1995 stated on an unaudited pro forma basis. The decrease in operating income is attributable to the factors causing the increase in unaudited pro forma operating revenues and expenses as previously discussed. The net loss for Fiscal 1996 stated on an unaudited pro forma basis was $3,546, a decrease of $5,475, or 283.8%, as compared to Fiscal 1995 stated on an unaudited pro forma basis. The decrease was principally attributable to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 1995 to September 30, 1996 consist of increased cash and cash equivalents, accounts receivable, program rights, program rights payable, property, plant and equipment, intangible assets, deferred financing costs, accounts payable, accrued expenses, accrued interest payable and long-term debt, offset by decreases in current notes payable. The increases in program rights and program rights payable are the result of new program rights and program contracts assumed in the Acquisitions. Distributions to owners increased due primarily to cash advances made during Fiscal 1996 offset by an $18,371 non-cash dividend declared by WSET and WCIV. The other changes are primarily the result of the Acquisitions, the $275,000 offering of the 9.75% Debentures, and new capital leases to fund capital expenditures, primarily in Birmingham, Alabama.


Liquidity and Capital Resources

Cash Provided by Operations

Cash and cash equivalents decreased $4,687 from September 30, 1996 to September 30, 1997, principally resulting from net cash provided by operations of $15,551 and a $10,600 increase in borrowings under a revolving line of credit, offset by net capital expenditures of $12,140, the additional payment under the Anniston Option of $5,348 and net distributions to owners of $12,904. Cash provided by operations was primarily a result of net income plus depreciation and amortization of $19,652, offset by other changes in assets and liabilities, primarily an increase in accounts receivable, program rights, deferred income taxes and accounts payable.

Cash and cash equivalents increased $8,292 from September 30, 1995 to September 30, 1996, principally from net cash provided by operations of $28,370, proceeds from the issuance of debt of $285,725, offset by net capital expenditures of $20,838, the amounts paid for the Acquisitions and the Anniston Option of $145,656, deferred financing costs of $7,605, a prepayment penalty on early repayment of debt of $12,934, repayment of debt of $85,365 and net distributions to owners of $34,612. Cash provided by operations was primarily a result of net income plus depreciation and amortization of $10,257, an extraordinary loss on early repayment of debt (net of tax benefit) of $7,750 and by other changes in assets and liabilities, primarily an increase in accounts payable, accrued interest payable and program rights payable. Depreciation and amortization, program rights payable, and accounts payable increased predominantly due to the Acquisitions. The increase in accrued interest payable is principally due to the higher debt balance resulting from the issuance of the $275,000 9.75% Debentures during Fiscal 1996.

Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. Prior to the Contribution, WSET and WCIV made cash advances to Westfield. For Fiscal 1995, 1996 and 1997, the Company made cash advances net of repayments to these related parties of $28,711, $39,882 and $12,904, respectively. In addition, during Fiscal 1995 and 1996, the Company was charged for federal income taxes by Perpetual and Westfield and distributed certain tax benefits to Westfield totaling $11,930 and $836, respectively. During Fiscal 1997, the Company generated a benefit from federal income taxes of $691. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the
tax sharing agreement between the companies.   In conjunction with the
Contribution, WSET and WCIV declared non-cash dividends in Fiscal 1996 to Westfield totaling $18,371 which represented the cumulative net advances made to Westfield by WSET and WCIV prior to the Contribution. As a result, the net change in distributions to related parties during such periods were $16,781, $20,675 and $12,904, respectively. The advances to these related parties are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary sources of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial Statements.

During Fiscal 1991, the Company made a $20,000 11.06% loan to Allnewsco. This amount has been reflected in the Company's Consolidated Financial Statements on a consistent basis with other distributions to owners. The loan has stated repayment terms consisting of annual principal installments of approximately $2,200 commencing January 1997 through January 2005 and payments of interest semi-annually. During Fiscal 1997, the Company deferred the first annual principal installment payment. The Company is currently renegotiating the note to extend the maturity date to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. Interest payments on the loan have been made in accordance with the terms of the note, and the Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco have been funded by advances from Perpetual to Allnewsco. The Company anticipates that such payments will be funded in a similar manner for the foreseeable future. However, there can be no assurance that Allnewsco will have the ability to make such interest payments in the future.

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, the Company will make distributions and loans to related parties in the future.

Indebtedness

The Company's total debt, including the current portion of long-term debt, increased from $402,993 at September 30, 1996 to $415,722 at September 30, 1997. This debt, net of applicable discounts, consists of $122,759 of the 11.5% Debentures, $273,819 of the 9.75% Debentures, $6,444 of capital lease obligations, and $12,700 under a revolving credit agreement. On May 7, 1996, the Company purchased $2,000 of the 11.5% Debentures at a price of $2,078.
The acquisition of such debentures has been reflected in the Company's Consolidated Financial Statements as a reduction of long-term debt. The increase of $12,729 in total debt from September 30, 1996 to September 30, 1997 is primarily due to a $10,600 increase in amounts outstanding under the revolving credit facility to fund working capital. The Company's $40,000 revolving credit facility is secured by the pledge of the stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company agrees to abide by restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with Perpetual and other related parties. In addition, the Company must maintain specified levels of operating cash flow (as defined in the underlying borrowing agreements) and/or working capital and comply with other financial covenants.

Other Uses of Cash

During Fiscal 1995, 1996 and 1997, the Company made $2,777, $20,838 and $12,140, respectively, of capital expenditures. The increase in capital expenditures in Fiscal 1996 and 1997 was principally attributable to facility construction and equipment purchases in Alabama associated with the consolidation of the operations of WCFT and WJSU and the purchase of a corporate aircraft in Fiscal 1997. Capital expenditures in the normal course of business are financed from cash flow from operations or with capitalized leases and are primarily for the acquisition of technical equipment and vehicles to support operations. The Company anticipates that capital expenditures for Fiscal 1998 will approximate $12,000, including approximately $3,000 to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. The amount may increase or decrease depending upon changes in channel allocation or changes to the digital television implementation strategy. Management expects that the source of funds for these anticipated capital expenditures will be cash provided by operations and capitalized leases. The Company has a $10,000 annually renewable lease credit facility for the purpose of financing capital expenditures under capitalized leases. The equipment under lease is at interest rates which vary according to the lessor's cost of funds. This facility expires on March 1, 1998 and is renewable annually on mutually satisfactory terms. The Company currently intends to renew this facility. At September 30, 1997, $6,444 was outstanding under this lease credit facility.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 1995, 1996 and 1997, the Company made cash payments of approximately $14,000, $15,700 and $19,500, respectively, for rights to television programs. The Fiscal 1997 amount includes the approximate $2,000 non-recurring program expense resulting from the Company's early termination of a program contract. As of September 30, 1997, the Company had commitments to acquire further program rights through September 30, 2002 totaling $44,099 and anticipates cash payments for program rights will approximate $16,000 per year for the foreseeable future. The Company currently intends to fund these commitments with cash provided by operations.

The Company has begun an evaluation to ensure that its critical information systems and technology are "Year 2000 compliant." "Year 2000 compliant" refers to information systems and technology that accurately process date/time data (including calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries and, in particular, the years 1999 and 2000. The Company has and will continue to make certain investments in its software systems and applications as a result of this evaluation. While no current estimate is available, the total cost of ensuring "Year 2000 compliant" systems is not anticipated to have a material effect on the Company's consolidated financial condition or results of operations.

Based upon the Company's current level of operations, management believes that available cash, together with available borrowings under the revolving credit agreement and lease credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt for the next twelve months. The Company anticipates that it may be required to refinance a portion of the principal amount of the 11.5% Debentures prior to a mandatory sinking fund payment due in 2003.

Income Taxes

The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amount payable by the Company to Perpetual under the tax sharing agreement is not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal income tax return.

A District of Columbia income tax return is filed by the Company and separate state income tax returns are filed by the Company's subsidiaries, except for WSET. The operations of WSET are included in a combined state income tax return filed with other affiliates. WSET's state income tax liability is not reduced if losses of the affiliates are used to offset the taxable income of WSET for purposes of the combined state income tax return.

The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual and, prior to the Contribution, Westfield, allocated a portion of their respective consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of losses for federal income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

Inflation

The impact of inflation on the Company's consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

New Accounting Standards

Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued during the year ended September 30, 1997. These statements, which become effective during the Company's Fiscal 1999, address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

Not Applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

See Index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

    Executive officers and directors of ACC are as follows:

     Name               Age      Title

Joe L. Allbritton        72   Chairman and Director
Barbara B. Allbritton    60   Vice President and Director
Lawrence I. Hebert       51   President, Vice Chairman and Director
Robert L. Allbritton     28   Executive Vice President, Chief Operating
                              Officer and  Director
Frederick J. Ryan, Jr.   42   Senior Vice President, Vice Chairman and
                              Director
Jerald N. Fritz          46   Vice President, Legal and Strategic
                              Affairs, General Counsel
Henry D. Morneault       47   Vice President and Chief Financial Officer
Ray P. Grimes II         48   Vice President, Broadcast Operations, Deputy
                              Chief Operating Officer

JOE L. ALLBRITTON is the founder of ACC and has been Chairman of the Board of Directors since its inception. In addition to his position with ACC, Mr. Allbritton has served as Chairman of the Board of Riggs National Corporation ("Riggs") (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) from 1981 to the present; Chairman of the Board of Riggs Bank N.A. ("Riggs Bank") since 1983 and its Chief Executive Officer since 1982; Director of Riggs Bank Europe Ltd. since 1984 and its Chairman of the Board since 1992; Chairman of the Board and owner since 1958 of Perpetual (owner of ACC and 80% owner through Allnewsco of NewsChannel 8, a Virginia-based cable programming service); Chairman of Allnewsco since its inception in 1990; Chairman of the Board and owner since 1988 of Westfield; Chairman of the Board of Houston Financial Services Ltd. Since 1977; Chairman of the Board of WSET since 1974; a Manager of KATV, KTUL and WCIV since 1997; Chairman of the Board of Allfinco, Harrisburg TV and TV Alabama since 1995; Chairman of the Board of AGI and Allbritton Jacksonville, Inc. ("AJI") since 1996; and a Trustee and President of The Allbritton Foundation since 1971.
Mr. Allbritton is the husband of Barbara B. Allbritton and the father of Robert L. Allbritton.

BARBARA B. ALLBRITTON has been a Director of ACC since its inception and one of its Vice Presidents since 1980. In addition to her position with ACC, Mrs. Allbritton has been a Director of Riggs since 1991; a Director and Vice President of WSET since 1976; a Vice President and Director of Perpetual since 1978; a Director of Houston Financial Services since 1977; a Director of Allnewsco since 1990; a Trustee and Vice President of The Allbritton Foundation since 1971; a Director of Allfinco, Harrisburg TV and TV Alabama since 1995; a Manager of KATV, KTUL and WCIV since 1997; and a Director of AGI and AJI since 1996. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton.

LAWRENCE I. HEBERT has been Vice Chairman of the Board of ACC since 1983, its President since 1984 and a Director of ACC since 1981; a Director of Perpetual since 1980 and its President since 1981; President of Westfield since 1988; President and a Director of Westfield News Publishing, Inc. since 1991; a Manager of KATV, KTUL and WCIV and WSET since 1982; Vice Chairman of the Board of Houston Financial Services since 1977; a Director of Allnewsco since 1989; President and a Director of ATP since 1989; a Vice President and a Director of Allfinco since 1995; and a Director of Harrisburg TV and TV Alabama since 1995. He has been President and a Director of AGI and a Director of AJI since 1996. In addition, Mr. Hebert was Vice Chairman of the Board of Riggs from 1988 to 1993, and has been a Director of Riggs since 1988; a Director of Riggs Bank Europe Ltd. since 1987; a Director of Riggs Bank from 1981 to 1988; a Director of Allied Capital II Corporation (venture capital fund) since 1989; and a
Trustee of The Allbritton Foundation since 1997.

ROBERT L. ALLBRITTON has been Executive Vice President and Chief Operating Officer of ACC since 1994 and a Director of ACC since 1993. He has been a Director of Allnewsco since 1992; a Director of Riggs Bank from 1994 to 1997 and Riggs Bank Europe Ltd. since 1994; a Director of Riggs since 1994; and a Trustee and Vice President of The Allbritton Foundation since 1992. He has been a Director of Perpetual since 1993; President and Director of Allfinco and Harrisburg TV since 1995; Vice President and a Director of TV Alabama since 1995; Vice President and a Director of AGI since 1996; Vice President and a Director of AJI since 1996 and President of KTUL since 1997. He has been a Manager of KATV, KTUL and WCIV since 1997. He is the son of Joe L. and Barbara B. Allbritton.

FREDERICK J. RYAN, JR. has been Vice Chairman, Senior Vice President and a Director of ACC since January 1995. He also serves as Chairman of the ACC Acquisitions Committee. He has been Vice President of Perpetual and Florida Television, Inc. since 1996. He previously served as Chief of Staff to former President Ronald Reagan (1989-95) and Assistant to the President in the White House (1982-89). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as a Director of Ford's Theatre, Vice Chairman of the Ronald Reagan Presidential Library Foundation and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a member of the Board of Consultants for Riggs Bank and a Director of Riggs Bank Europe Ltd. in London since 1996.

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

HENRY D. MORNEAULT has been a Vice President of ACC since 1992 when he joined the Company. He served as Vice President, Finance and was named Chief Financial Officer in 1994. He is also Vice President of AJI. Prior to joining ACC, Mr. Morneault was a Vice President with Chemical Bank specializing in media corporate finance. Mr. Morneault had been associated with Chemical Bank since 1979 and founded and managed its Broadcast and Cable Industries Group.

RAY P. GRIMES II has been with ACC since September 1993. He was Director of Cable Enterprises/New Business Development for ACC from April 1994 until April 1995 when he became Vice President of Broadcast Operations and Deputy Chief Operating Officer. He has also served as the Acting General Manager for WJLA from December 1994 until March 1995 and the Acting General Manager for WHTM from November 1996 until February 1997. Since 1995 he has been a Vice President of Harrisburg TV and TV Alabama. Prior to joining ACC, Mr. Grimes was associated with United Cable/United Artist/TCI Cable from 1988 through 1993.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to the Company's Chief Executive Officer and the four most highly compensated Company executive officers for Fiscal 1997, 1996 and 1995:

Summary Compensation Table <F1>

     Name and                 Fiscal                        Other Annual     All Other
 Princiapal Position          Year      Salary    Bonus     Compensation     Compensation
Joe L. Allbritton             1997     $550,000                               $115,500 <F2>
     Chairman                 1996      550,000                                115,500 <F2>
                              1995      550,000                                104,800 <F2>

Frederick J. Ryan, Jr. <F3>   1997      150,000                                  4,000 <F4>
     Senior Vice President    1996      150,000                                  3,500 <F4>
                              1995      109,600

Jerald N. Fritz <F3><F5>      1997      150,000  $50,000                         4,800 <F4>
     Vice President, Legal    1996      140,000   50,000                         5,300 <F4>
     and Strategic Affairs    1995      128,600   50,000                         3,800 <F4>

Henry D. Morneault <F6>       1997      150,000   55,000                         4,900 <F4>
     Chief Financial Officer  1996      136,000   50,000                         5,400 <F4>
                              1995      126,000   50,000                         2,900 <F4>

Ray P. Grimes II              1997      185,000   30,000      $30,200 <F7>       4,700 <F4>
     Deputy Chief Operating   1996      185,000   30,000       38,400 <F7>       3,800 <F4>
     Officer                  1995      162,700   25,000       45,000 <F7>       1,900 <F4>

<F1> Lawrence I. Hebert, President of ACC, and Robert L. Allbritton,Executive
     Vice President and Chief Operating Officer of ACC, are paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The allocated portion of such compensation to ACC in each case is less than $100,000, and their compensation is, therefore, not included herein.
<F2> Represents the imputed premium cost related to certain split dollar life insurance policies on the life of Mr. Allbritton. The annual premiums on such policies are paid by ACC. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F3> Frederick J. Ryan, Jr. and Jerald N. Fritz receive additional compensation from Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including the Company. This additional compensation is not allocated among these interests, and the Company does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan and Mr. Fritz. The portion of the additional compensation paid by Perpetual to Mr. Ryan and Mr. Fritz that may be attributable to their services to the Company has not been quantified. Such portion is not material to the consolidated financial condition or results of operations of the Company.
<F4> These amounts reflect annual contributions by ACC to the Company's
     401(k) Plan.
<F5> Prior to Fiscal 1997, Jerald N. Fritz  was paid compensation by ACC for services to the Company and Perpetual. Perpetual reimbursed ACC for $12,000 of Mr. Fritz's compensation in both Fiscal 1995 and 1996.
<F6> Henry D. Morneault is paid compensation by ACC for services to the
     Company and Perpetual. Perpetual has reimbursed ACC for $33,800, $33,800 and $37,500 of Mr. Morneault's compensation in Fiscal 1995, 1996 and
     1997, respectively.
<F7> Represents in Fiscal 1997 the compensation related to country club fees
     ($18,100) and other miscellaneous items; in Fiscal 1996, the compensation related to a company provided automobile ($10,200), incentive trip
     ($11,600) and country club fees ($16,600).; and in Fiscal 1995, commissions paid ($27,000) and other miscellaneous items.


The Company does not have a Compensation Committee of its Board of Directors.
Compensation of executive officers is determined by Joe L. Allbritton, Lawrence I. Hebert and Robert L. Allbritton. Directors of the Company are not separately compensated for membership on the Board of Directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

The authorized capital stock of ACC consists of 20,000 shares of common stock, par value $0.05 per share (the "ACC Common Stock"), all of which is outstanding, and 1,000 shares of preferred stock, 200 shares of which have been designated for issue as Series A Redeemable Preferred Stock, par value
$1.00 per share (the "Series A Preferred Stock"), no shares of which are issued and outstanding.

ACC Common Stock

Joe L. Allbritton controls Perpetual. Perpetual owns 100% of the outstanding common stock of AGI, and AGI owns 100% of the outstanding ACC Common Stock.
There is no established public trading market for ACC Common Stock.

Each share of ACC Common Stock has an equal and ratable right to receive dividends when and as declared by the Board of Directors of ACC out of assets legally available therefor.

In the event of a liquidation, dissolution or winding up of ACC, holders of ACC Common Stock are entitled to share ratably in assets available for distribution after payments to creditors and to holders of any preferred stock of ACC that may at the time be outstanding. The holders of ACC Common Stock have no preemptive rights to subscribe to additional shares of capital stock of ACC. Each share of ACC Common Stock is entitled to one vote in elections for directors and all other matters submitted to a vote of ACC's stockholder.
The capital stock of Perpetual held by Joe L. Allbritton (the "Perpetual
Capital Stock") has been pledged to secure indebtedness owed by him under a loan agreement with a commercial bank. Under the terms of such pledge the bank may, among other things, upon the occurrence of an event of default, sell the Perpetual Capital Stock at a public or private sale and may exercise all voting or consensual rights, subject to any required approval of the FCC. This agreement with the bank contains customary representations, warranties and default provisions, including restrictions upon his right to sell the Perpetual Capital Stock and the right of Perpetual to sell the ACC Common
Stock through its ownership in AGI. Any such sale could constitute a "Change of Control" under the Company's outstanding debentures.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         (Dollars in thousands)


Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. Prior to the Contribution, WSET and WCIV made cash advances to Westfield. For Fiscal 1997, the Company made cash advances net of repayments to Perpetual of $12,904. In Fiscal 1997, the Company generated a benefit from federal income taxes of $691. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies. The advances to these related parties are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary source of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial
Statements.

During Fiscal 1991, the Company made a $20,000 11.06% loan to Allnewsco. This amount has been reflected in the Company's Consolidated Financial Statements on a consistent basis with other distributions to owners. The loan has stated repayment terms consisting of annual principal installments of approximately
$2,200 commencing January 1997 through January 2005 and payments of interest semi-annually. During Fiscal 1997, the Company deferred the first annual principal installment payment. The Company is currently renegotiating the note to extend the maturity date to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand.
Interest payments on the loan have been made in accordance with the terms of the note, and the Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco have been funded by advances from Perpetual to Allnewsco. The Company anticipates that such payments will be funded in a similar manner for the foreseeable future.
However, there can be no assurance that Allnewsco will have the ability to make such interest payments in the future.

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future.
Subsequent to September 30, 1997 and through November 25, 1997, the Company made additional net distributions to owners of approximately $16,700.

Management Fees

Management fees of $343 were paid to Perpetual by the Company for Fiscal 1997.
The Company also paid executive compensation in the form of management fees to Joe L. Allbritton for Fiscal 1997 in the amount of $550. The Company believes that payments to Perpetual and Mr. Allbritton will continue in the
future. See "Management-Executive Compensation." Management believes that the amount of the management fees is at least as favorable to the Company as those prevailing for comparable transactions with or involving unaffiliated parties.

Other Services

On July 1, 1995, 78, Inc., a wholly-owned subsidiary of Perpetual, was formed to provide sales, marketing and related services to both the Company and Allnewsco. Certain employees of the Company became employees of 78, Inc. The
Company was charged approximately $7,163 during the year ended September 30, 1996 for services provided by 78, Inc., which represents the Company's share of 78, Inc.'s costs relating to the provision of such services, determined based on the Company's usage of such services. These costs are included in television operating expenses in the consolidated statements of operations.
Effective October 1, 1996, the Company ceased utilizing 78, Inc. for the provision of these services and re-established these functions internally. At
September 30, 1996, the Company recorded a $1,578 receivable from 78, Inc.
representing expenses paid on behalf of 78, Inc. by the Company during the year. On December 20, 1996, this receivable was fully repaid by 78, Inc.

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

A District of Columbia income tax return is filed by the Company, and separate state income tax returns are filed by the Company's subsidiaries, except for WSET. The operations of WSET are included in a combined state income tax return filed with other affiliates. WSET's state income tax liability is not reduced if losses of the affiliates are used to offset the taxable income of WSET for purposes of the combined state income tax return.

The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual, and prior to the Contribution, Westfield, allocated a portion of their respective consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due
to the incurrence of losses for federal income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

Office Space

ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs, approximately 36.9% of the common stock of which is deemed to be beneficially owned by Riggs' Chairman, Joe L. Allbritton. During Fiscal 1997,
ACC incurred expenses to Riggs Bank of $220 for this space. ACC expects to pay approximately $260 for such space during Fiscal 1998. Management believes the same terms and conditions would have prevailed had they been negotiated with a nonaffiliated company.

Local Advertising Revenues

Although WJLA did not receive any local advertising revenues from Riggs Bank during Fiscal 1997, it is anticipated that Riggs Bank may advertise on WJLA in the future. The amount of advertising it may purchase is unknown. Management believes that the terms of the transactions would be substantially the same or at least as favorable to ACC as those prevailing for comparable transactions with or involving nonaffiliated companies.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

     (1)  Consolidated Financial Statements

          See Index on p. F-1 hereof.

     (2)  Financial Statement Schedule II - Valuation and Qualifying
          Accounts and Reserves

          See Index on p. F-1 hereof.

     (3)  Exhibits

          See Index on p. A-1 hereof.

(b)  No reports on Form 8-K were filed during the fourth quarter of Fiscal
     1997.





ALLBRITTON COMMUNICATIONS COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

Report of Independent Accountants                                      F-2
Consolidated Balance Sheets as of September 30, 1996 and 1997          F-3
Consolidated Statements of Operations and Retained Earnings
   for the Years Ended September 30, 1995, 1996 and 1997               F-4
Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1995, 1996 and 1997                                   F-5
Notes to Consolidated Financial Statements                             F-6
Financial Statement Schedule for the Years Ended
   September 30, 1995, 1996 and 1997
   II- Valuation and Qualifying Accounts and Reserves                  F-20

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder
Allbritton Communications Company

In our opinion, the consolidated financial statements, including the financial statement schedule, listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company
(an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September
30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Washington, D.C.
November 25, 1997

                    ALLBRITTON COMMUNICATIONS COMPANY
                       CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands except share information)


                                                                              September 30,
                                                                            -----------------
                                                                            1996         1997
                                                                            ----         ----
</CATION>
                                ASSETS
Current assets
     Cash and cash equivalents                                            $ 12,108    $   7,421
     Accounts receivable, less allowance for doubtful
          accounts of $1,385 and $1,618                                     29,219       34,569
     Program rights                                                         16,298       15,244
     Deferred income taxes                                                   1,473        2,617
     Receivable from related party                                           1,578           --
     Interest receivable from related party                                    492          492
     Other                                                                   1,795        2,405
                                                                           -------     --------
          Total current assets                                              62,963       62,748

Property, plant and equipment, net                                          52,333       51,921
Intangible assets, net                                                     150,187      150,493
Deferred financing costs and other                                          11,780       10,477
Deferred income taxes                                                           76           --
Cash surrender value of life insurance                                       3,787        4,674
Program rights                                                                 652          664
                                                                          --------     --------
                                                                          $281,778     $280,977
                                                                          ========     ========
          LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities
     Current portion of long-term debt                                    $    806     $  1,320
     Accounts payable                                                        6,091        3,620
     Accrued interest payable                                               10,724       10,765
     Program rights payable                                                 20,199       19,718
     Accrued employee benefit expenses                                       3,043        3,728
     Other accrued expenses                                                  4,822        5,079
                                                                           -------      -------
          Total current liabilities                                         45,685       44,230

Long-term debt                                                             402,187      414,402
Program rights payable                                                       1,391          966
Deferred rent and other                                                      3,201        3,067
Accrued employee benefit expenses                                            1,706        1,836
Deferred income taxes                                                           --        2,039
                                                                           -------      -------
          Total liabilities                                                454,170      466,540
                                                                           -------      -------
Commitments and contingent liabilities (Note 10)
Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized, none issued        --           --
     Common stock, $.05 par value, 20,000 shares authorized, issued
        and outstanding                                                          1            1
     Capital in excess of par value                                          6,955        6,955
     Retained earnings                                                      45,102       44,835
     Distributions to owners, net (Note 8)                                (224,450)    (237,354)
                                                                          ---------    ---------
          Total stockholder's investment                                  (172,392)    (185,563)
                                                                          ---------    ---------
                                                                          $281,778     $280,977
                                                                          =========    ========

See accompanying notes to consolidated financial statements.

                           ALLBRITTON COMMUNICATIONS COMPANY
              CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)

                                                        Years Ended September 30,
                                                        -------------------------
                                                       1995      1996       1997
                                                       ----      ----       ----
Operating revenues, net                             $138,151  $155,573   $172,828
                                                    --------  --------   --------
Television operating expenses, excluding
   depreciation and amortization                      75,199    92,320    105,630
Depreciation and amortization                          4,752    10,257     19,652
Corporate expenses                                     3,753     5,112      4,382
                                                     -------  --------   --------
                                                      83,704   107,689    129,664
                                                     -------  --------   --------
Operating income                                      54,447    47,884     43,164

Nonoperating income (expense)
   Interest income
     Related party                                     2,212     2,212      2,212
     Other                                               126     1,032        221
   Interest expense                                  (22,708)  (35,222)   (42,870)
   Other, net                                           (233)   (1,101)    (1,193)
                                                      -------   -------    -------
Income before income taxes, minority interest and
   extraordinary item                                 33,844    14,805      1,534
Provision for income taxes                            13,935     7,812      1,110
                                                      -------   -------    -------
Income before minority interest and extraordinary
   item                                               19,909     6,993        424
Minority interest in net losses of consolidated
   subsidiaries                                           --     1,300         --
Extraordinary loss on early repayment of debt,
   net of income tax benefit of $5,387                    --     7,750         --
                                                      ------     -----      ------
Net income                                            19,909       543        424
Retained earnings, beginning of year                  43,077    62,940     45,102
Dividend from WSET and WCIV to
   Westfield (Note 8)                                     --   (18,371)        --
Tax benefit distributed                                  (46)      (10)      (691)
                                                     -------   -------    -------
Retained earnings, end of year                      $ 62,940  $ 45,102   $ 44,835
                                                    ========  ========   ========

See accompanying notes to consolidated financial statements.

                              ALLBRITTON COMMUNICATIONS COMPANY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)

                                                                     Years Ended September 30,
                                                                     -------------------------
                                                                    1995      1996      1997
                                                                    ----      ----      ----
Cash flows from operating activities:
 Net income                                                       $ 19,909     $   543  $   424
                                                                  --------    --------  -------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                                      4,752      10,257   19,652
  Minority interest in net losses of
   consolidated subsidiaries                                            --      (1,300)      --
  Other noncash charges                                                427         997    1,182
  Noncash tax benefit distributed                                       --          --     (691)
  Extraordinary loss on early repayment of debt                         --       7,750       --
  Provision for doubtful accounts                                      755         752      576
  (Gain) loss on disposal of assets                                   (190)         90       28
  Changes in assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                                            (4,566)     (1,130)  (5,926)
     Program rights                                                 (1,856)     (1,240)   1,042
     Receivable from related party                                      --      (1,578)   1,578
     Other current assets                                            1,104          21     (342)
     Other noncurrent assets                                        (1,075)     (1,370)    (545)
     Deferred income taxes                                            (113)      1,686      971
    Increase (decrease) in liabilities:
     Accounts payable                                                 (393)      3,483   (2,471)
     Accrued interest payable                                           59       6,249       41
     Program rights payable                                          3,718       1,589     (906)
     Accrued employee benefit expenses                                (246)        547      815
     Other accrued expenses                                           (274)        887      257
     Deferred rent and other liabilities                               134         137     (134)
                                                                    -------     ------   -------
        Total adjustments                                            2,236      27,827   15,127
                                                                    -------     ------   -------
        Net cash provided by operating activities                   22,145      28,370   15,551
                                                                    -------     ------   -------
Cash flows from investing activities:
 Capital expenditures                                               (2,777)    (20,838) (12,140)
 Purchase of option to acquire assets of WJSU                           --     (10,000)  (5,348)
 Proceeds from disposal of assets                                      234          85      125
 Acquisitions, net of cash acquired                                     --    (135,656)      --
 Minority interest investment in
  consolidated subsidiaries                                             --       1,300
                                                                     ------    -------   ------
          Net cash used in investing activities                     (2,543)   (165,109) (17,363)
                                                                     ------    -------   ------
Cash flows from financing activities:
 Proceeds from issuance of debt                                         --     285,725       --
 Deferred financing costs                                               --      (7,605)      --
 Prepayment penalty on early repayment
    of debt                                                             --     (12,934)      --
 Draws (repayments) under lines of credit, net                         500      (5,000)  10,600
 Principal payments on long-term debt and
    capital leases                                                  (2,222)    (80,365)    (571)
 Distributions to owners, net of certain charges                   (30,923)    (47,397) (52,597)
 Repayments of distributions to owners                              14,142      12,785   39,693
 Other                                                                 (46)       (178)      --
                                                                    ------     -------   -------
          Net cash (used in) provided by financing activities      (18,549)    145,031   (2,875)
                                                                    ------     -------   -------
Net increase (decrease) in cash and cash equivalents                 1,053       8,292   (4,687)
Cash and cash equivalents, beginning of year                         2,763       3,816   12,108
                                                                     -----      ------    ------
Cash and cash equivalents, end of year                           $   3,816    $ 12,108 $  7,421
                                                                     =====      ======   ======

See accompanying notes to consolidated financial statements.

           F-5
                            ALLBRITTON COMMUNICATIONS COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Allbritton Communications Company (the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns and operates seven ABC network affiliate television stations which include:

     Station             Market
     WJLA           Washington, D.C.
     WHTM           Harrisburg/York/Lancaster,  Pennsylvania
     WBMA/WCFT      Birmingham/Tuscaloosa, Alabama
     KATV           Little Rock, Arkansas
     KTUL           Tulsa, Oklahoma
     WSET           Lynchburg, Virginia
     WCIV           Charleston, South Carolina

The Company also operates WJSU in Anniston, Alabama under a local marketing agreement (LMA) and engages in various activities relating to the production and distribution of television programming.

Consolidation-The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. Minority interest represents a minority owner's 20% share of the net losses of two of the Company's subsidiaries, to the extent of the minority interest investment.

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

Revenue recognition-Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights.

                            ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)

Cash and cash equivalents-The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Program rights-The Company has entered into contracts for the rights to television programming. Payments related to such contracts are generally made in installments over the contract period. Program rights which are currently available and the liability for future payments under such contracts are reflected in the consolidated balance sheets. Program rights are amortized primarily using the straight-line method over the twelve month rental period. Certain program rights with lives greater than one year are amortized using accelerated methods. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. The program rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value based on management's expectation of the net future cash flows to be generated by the programming.

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

     Buildings                                       15-40 years
     Leasehold improvements                           5-32 years
     Furniture, machinery and equipment
          and equipment under capital leases          3-20 years

Intangible assets-Intangible assets consist of values assigned to broadcast licenses and network affiliations, favorable terms on contracts and leases and the option to acquire the assets of WJSU (the Option) (see Note 3). The amounts assigned to intangible assets were based on the results of independent valuations and are amortized on a straight-line basis over their estimated useful lives. Broadcast licenses and network affiliations are amortized over 40 years, the premiums for favorable terms on contracts and leases are amortized over the terms of the related contracts and leases (19 to 25 years), and the Option is amortized over the term of the Option and the associated LMA (10 years). The Company assesses the recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

                            ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)

Deferred financing costs-Costs incurred in connection with the issuance of long-term debt are deferred and amortized to other nonoperating expense on a straight-line basis over the term of the underlying financing agreement. This method does not differ significantly from the effective interest rate method.

Deferred rent-Rent concessions and scheduled rent increases in connection with operating leases are recognized as adjustments to rental expense on a straight-line basis over the associated lease term.

Concentration of credit risk-Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 1997 had an overnight repurchase agreement with a financial institution for $6,560. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

Income taxes-The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amount payable by the Company to Perpetual under the tax sharing agreement is not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal income tax return.

Prior to the Contribution (see Note 2), the operations of WSET and WCIV were included in a consolidated federal income tax return filed by Westfield News Advertiser, Inc. (Westfield), an affiliate of the Company which is 100% owned by Mr. Joe L. Allbritton. In accordance with the terms of tax sharing agreements between Westfield and WSET and WCIV, federal income tax liabilities of WSET and WCIV were paid to Westfield and were computed based upon statutory federal income tax rates applied to each entity's taxable income. For periods subsequent to the Contribution, the operations of WSET and WCIV are included in the consolidated federal income tax return filed by Perpetual in accordance with the tax sharing agreement between the Company and Perpetual.

A District of Columbia income tax return is filed by the Company, and separate state income tax returns are filed by the Company's subsidiaries, except for WSET. The operations of WSET are

                           ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)

included in a combined state income tax return filed with other affiliates. WSET's state income tax liability is not reduced if losses of the affiliates are used to offset the taxable income of WSET for purposes of the combined state income tax return.

The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual, and prior to the Contribution, Westfield, allocate a portion of their respective consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of losses for federal income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

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

New pronouncements-Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued during the year ended September 30, 1997. These statements, which become effective during the Company's fiscal year 1999, address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations.

NOTE 2 - CONTRIBUTION OF WSET AND WCIV

The common stock of WSET and WCIV, which was formerly held by Westfield, was contributed to the Company on March 1, 1996 (the Contribution). Since the Contribution represents a transfer of assets between entities under common control, the amounts transferred were recorded at historical cost. Further, as the Company, WSET and WCIV were indirectly owned by Mr. Joe L.

                            ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)

Allbritton for all periods in which the consolidated financial statements are presented, the Company's consolidated financial statements have been retroactively restated to reflect the Contribution (See Note 8).


NOTE 3 - ACQUISITIONS, LOCAL MARKETING AGREEMENT AND ASSOCIATED
OPTION

In March 1996, the Company acquired an 80% interest in the assets and certain liabilities of WHTM and WCFT for approximately $135,656. The acquisitions were accounted for as purchases and accordingly, the cost of the acquired entities was assigned to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values at the respective dates of the purchases. The results of operations of WHTM and WCFT are included in the Company's consolidated financial statements for the period subsequent to the acquisitions.

In December 1995, the Company, through an 80%-owned subsidiary, entered into a ten-year LMA with the owner of WJSU, a television station operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to the station's owner. The operating revenues and expenses of WJSU are therefore included in the Company's consolidated financial statements since December 1995. In connection with the LMA, the Company entered into the Option to acquire the assets of WJSU. The cost of the Option totaled $15,348, of which $10,000 was paid in December 1995 and $5,348 was paid in January 1997. The Option is exercisable, subject to certain conditions, for additional consideration of $3,337.

The following pro forma summary presents the unaudited consolidated results of operations of the Company for the years ended September 30, 1995 and 1996 as if the offering of the Debentures (see Note 6) and the application of the net proceeds thereof (including the above acquisitions and LMA) had occurred at the beginning of fiscal year 1995. The results presented in the pro forma summary do not necessarily reflect the results that would have actually been obtained if the offering, acquisitions and LMA had occurred at the beginning of each year.

                                                        (Unaudited)
                                              Years Ended September 30,
                                              -------------------------
                                                 1995          1996
                                                 ----          ----

     Operating revenues, net                 $162,300      $164,933
     Income before extraordinary item           9,679         4,204
     Net income (loss)                          1,929        (3,546)

                            ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                    September 30,
                                                    -------------
                                                   1996        1997
                                                   ----        ----

     Buildings and leasehold improvements      $ 19,538    $ 20,391
     Furniture, machinery and equipment          89,503      97,685
     Equipment under capital leases               4,727       7,277
                                               --------   ---------
                                                113,768     125,353
     Less accumulated depreciation              (64,868)    (78,353)
                                               --------   ---------
                                                 48,900      47,000
     Land                                         2,517       2,508
     Construction-in-progress                       916       2,413
                                               --------   ---------
                                               $ 52,333    $ 51,921
                                               ========   =========

Depreciation and amortization expense was $3,771, $6,723 and $14,155 for the years ended September 30, 1995, 1996 and 1997, respectively, which includes amortization of equipment under capital leases.


NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                           September 30,
                                                           -------------
                                                         1996        1997
                                                         ----        ----

     Broadcast licenses and network affiliations     $149,788    $150,243
     Option to purchase the assets of WJSU             10,000      15,348
     Other intangibles                                  7,648       7,648
                                                     --------    --------
                                                      167,436     173,239
     Less accumulated amortization                    (17,249)    (22,746)
                                                     --------    --------
                                                     $150,187    $150,493
                                                     ========    ========

Amortization expense was $981, $3,534 and $5,497 for the years ended September 30, 1995, 1996 and 1997, respectively. The Company does not separately allocate amounts between broadcast licenses and network affiliations.

                          ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)


NOTE 6 - LONG-TERM DEBT

Outstanding debt consists of the following:
                                                                September 30,
                                                                1996     1997

Senior Subordinated Debentures, due November 30, 2007
 with interest payable semi-annually at 9.75%                 $275,000 $275,000
Senior Subordinated Debentures, due August 15, 2004
 with interest payable semi-annually at 11.5%, mandatory
 sinking fund payment of $60,500 and $62,500 due
 August 15, 2003 and 2004, respectively                        123,000  123,000
Revolving Credit Agreement, maximum amount of $40,000,
 expiring April 16, 2001, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates from prime or LIBOR plus 1% to 2%, depending
 on certain financial operating tests ($10,000 at 8.22%
 and $2,700 at 9.75% at September 30, 1997)                      2,100   12,700
Master Lease Finance Agreement, maximum amount of
 $10,000, secured by the assets acquired, interest payable
 monthly at variable rates as determined on the acquisition
 date for each asset purchased (8.41%-8.93% at
 September 30, 1997) (See Note 10)                               4,466    6,444
                                                              --------  --------
                                                               404,566  417,144
Less unamortized discount                                       (1,573)  (1,422)
                                                              --------  -------
                                                               402,993  415,722
Less current maturities                                           (806)  (1,320)
                                                              --------  --------
                                                              $402,187 $414,402
                                                              ======== =========

On February 6, 1996, the Company completed a $275,000 offering of its 9.75% Senior Subordinated Debentures due 2007 (the Debentures) at a discount of $1,375. A portion of the proceeds of the offering were used to finance the acquisitions of WHTM, WCFT and the Option and to repay amounts outstanding under certain previously existing financing facilities. A prepayment penalty on the early repayment of one of the facilities and the accelerated amortization of the related unamortized deferred financing costs totaled approximately $13,137 before applicable income tax benefit of approximately $5,387. This loss was reflected as an extraordinary loss of $7,750 in the consolidated statements of operations for the year ended September 30, 1996.

                          ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)

Unamortized deferred financing costs of $9,916 and $8,935 at September 30, 1996 and 1997, respectively, are included in deferred financing costs and other noncurrent assets in the consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 1995, 1996 and 1997 was $385, $835 and $1,031, respectively, which is included in other nonoperating expenses.

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

Future principal maturities, excluding payments under the Master Lease Finance Agreement, during the next five years include $12,700 due in 2001.

The Company estimates the fair value of its Senior Subordinated Debentures and amounts outstanding under its Revolving Credit Agreement to be approximately $397,900 and $416,800 at September 30, 1996 and 1997, respectively.


NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                               Years ended September 30,
                               -------------------------
                             1995           1996        1997
                             ----           ----        ----
Current
     Federal              $11,749         $5,297     $  (691)
     State                  2,299            812         830
                          -------         ------     --------
                           14,048          6,109         139
                          -------         ------     --------
Deferred
    Federal                  (143)           215       1,443
    State                      30          1,488        (472)
                          -------         ------     --------
                             (113)         1,703         971
                          -------         ------     --------
                          $13,935         $7,812      $1,110
                          =======         ======     ========

                             ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)


A prepayment penalty on the early repayment of a financing facility during the year ended September 30, 1996 resulted in an extraordinary loss (see Note 6). This extraordinary loss of $7,750 is presented net of the applicable income tax benefit in the accompanying statement of operations. The $5,387 benefit for income taxes arising from the extraordinary loss consisted of a $4,598 benefit for federal income tax purposes at the statutory rate of 35% and a $789 benefit for local income tax purposes, net of the federal effect.

The components of deferred income tax assets (liabilities) are as follows:

                                                        September 30,
                                                        -------------
                                                       1996         1997
                                                       ----         ----
Deferred income tax assets:
   State and local operating loss carryforwards      $2,637       $2,924
   Deferred rent                                      1,063        1,118
   Accrued employee benefits                          1,015        1,134
   Allowance for accounts receivable                    549          653
   Other                                                415          657
                                                     -------      ------
                                                      5,679        6,486
   Less: valuation allowance                         (1,908)      (1,675)
                                                     -------      -------
                                                      3,771        4,811
                                                     -------      -------
Deferred income tax liabilities:
   Depreciation and amortization                     (2,222)      (4,233)
                                                     -------      -------
Net deferred income tax assets                       $1,549      $   578
                                                     =======      =======

The Company has approximately $55,482 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes. Of these operating loss carryforwards, $2,761 expire between 1999 and 2000, $11,943 expire between 2004 and 2007, and $40,778 expire between 2009 and 2012. The change in the valuation allowance for deferred tax assets of $(379), $1,020 and $(233) during the years ended September 30, 1995, 1996 and 1997, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

                           ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)


The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before extraordinary loss:

                                                    Years ended September 30,
                                                    -------------------------
                                                     1995        1996   1997
                                                     ----        ----   ----
Statutory federal income tax rate                     35.0%     35.0%   34.0%
State income taxes, net of federal income tax benefit  5.2       4.8    20.2
Non-deductible expenses, principally amortization of
  certain intangible assets, insurance premiums and
  meals and entertainment                              1.8       4.5    33.2
Change in valuation allowance                         (1.1)      6.9   (15.2)
Other, net                                             0.3       1.6     0.2
                                                      -----     -----   -----
Effective income tax rate                             41.2%     52.8%   72.4%
                                                      =====     =====   =====

NOTE 8 - TRANSACTIONS WITH OWNERS AND RELATED PARTIES

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

                           ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)



The following summarizes these and certain other transactions with related parties:

                                                Years ended September 30,
                                                -------------------------
                                               1995        1996      1997
                                               ----        ----      ----
 Distributions to owners, beginning of
   year                                    $186,994    $203,775  $224,450
 Cash advances                               42,853      52,667    52,597
 Repayment of cash advances                 (14,142)    (12,785)  (39,693)
 (Charge) benefit for federal income taxes  (11,884)       (826)      691
 Dividends declared by WSET
    and WCIV                                     --     (18,371)       --
 Tax benefit distributed                        (46)        (10)     (691)
                                           ---------   --------- ---------
Distributions to owners, end of year       $203,775    $224,450  $237,354
                                           =========   ========= =========
Weighted average amount of non-interest
   bearing advances outstanding during
   the year                                $178,761    $197,205  $218,026
                                           =========   ======== =========

Subsequent to September 30, 1997 and through November 25, 1997, the Company made additional net distributions to owners of approximately $16,700.

In connection with the transactions by which the Contribution was consummated, WSET and WCIV declared non-cash dividends to Westfield in the amount of $18,371 which represented the cumulative net advances made from WSET and WCIV to Westfield as of the date of the Contribution. The dividend has therefore been reflected as a reduction to retained earnings and distributions to owners during the year ended September 30, 1996.

Included in distributions to owners is a $20,000 loan made in 1991 by the Company to ALLNEWSCO, Inc. (Allnewsco), an affiliate of the Company which is owned by Mr. Joe L. Allbritton. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000 note receivable from Allnewsco has stated repayment terms consisting of annual principal installments approximating $2,220 commencing January 1997 through January 2005. During the year ended September 30, 1997, the Company deferred the first annual principal installment payment. The Company is currently renegotiating the note to extend the maturity to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. The note has a stated interest rate of 11.06% and interest is payable semi-annually. During each of the years ended September 30, 1995, 1996 and 1997, the Company earned interest income from this note of approximately $2,200. At September 30, 1996 and 1997, interest receivable from Allnewsco under this note totaled $492. Allnewsco is current on its interest payments.

                            ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)


Management fees of $180, $180 and $343 were paid to Perpetual by the Company for the years ended September 30, 1995, 1996 and 1997, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 1995, 1996 and 1997. Management fees are included in corporate expenses in the consolidated statements of operations and management believes such charges to be reasonable.

Charitable contributions of approximately $283 and $685 were paid to the Allbritton Foundation by the Company for the years ended September 30, 1995 and 1996, respectively.

The Company maintains banking relationships with and leases certain office space from Riggs Bank N.A. (Riggs). Riggs is a wholly-owned subsidiary of Riggs National Corporation, of which Mr. Joe L. Allbritton is the Chairman of the Board of Directors and a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs at September 30, 1996 and 1997. Additionally, the Company incurred $167, $192 and $220 in rental expense related to office space leased from Riggs for the years ended September 30, 1995, 1996 and 1997, respectively.

On July 1, 1995, 78, Inc., also a wholly-owned subsidiary of Perpetual, was formed to provide sales, marketing and related services to both the Company and Allnewsco. Certain employees of the Company became employees of 78, Inc. The Company was charged approximately $7,163 during the year ended September 30, 1996 for services provided by 78, Inc., which represents the Company's share of 78, Inc.'s costs relating to the provision of such services, determined based on the Company's usage of such services. These costs are included in television operating expenses in the consolidated statements of operations. Effective October 1, 1996, the Company ceased utilizing 78, Inc. for the provision of these services and re-established these functions internally. At September 30, 1996, the Company recorded a $1,578 receivable from 78, Inc. representing expenses paid on behalf of 78, Inc. by the Company. This receivable was fully repaid by 78, Inc. during the year ended September 30, 1997.


NOTE 9 - RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates who have been employed for at least one year and have completed 1,000 hours of service. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $509, $602 and $691 for the years ended September 30, 1995, 1996 and 1997, respectively.

                            ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $182, $308 and $316 for the years ended September 30, 1995, 1996 and 1997, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2004. Certain leases contain provisions for renewal and extension. Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 1997 are as follows:

                                               Operating     Capital
Year ending September 30,                        Leases      Leases
                                                --------  ----------
    1998                                      $ 3,084        $ 1,791
    1999                                        3,408          1,779
    2000                                        3,439          1,764
    2001                                        3,232          1,478
    2002                                        3,090            659
    2003 and thereafter                         5,015
                                              -------        -------
                                              $21,268          7,471
                                              =======
Less: amounts representing imputed interest                   (1,027)
                                                             -------
                                                               6,444
Less: current portion                                         (1,320)
                                                             -------
Long-term portion of capital lease obligations               $ 5,124
                                                             =======


Rental expense under operating leases aggregated approximately $2,600, $2,700 and $2,900 for the years ended September 30, 1995, 1996 and 1997, respectively.

                            ALLBRITTON COMMUNICATIONS COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Dollars in thousands)

The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 1997. Under these agreements, the Company must make specific minimum payments approximating the following:

      Year ending September 30,
            1998                     $ 1,453
            1999                      15,888
            2000                      14,590
            2001                       7,139
            2002                       5,029
                                      ------
                                     $44,099
                                     =======

The Company has entered into various employment contracts. Future payments under such contracts as of September 30, 1997 approximate $3,596, $1,791, $667, and $267 for the years ending September 30, 1998, 1999, 2000, and 2001, respectively.

The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,456 during the years 2000 through 2012. At September 30, 1996 and 1997, the Company has recorded a deferred compensation liability of approximately $912 and $1,035, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the consolidated balance sheets.

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

NOTE 11 - SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest totaled $22,481, $28,973 and $42,829 during the years ended September 30, 1995, 1996 and 1997, respectively. Cash paid for state income taxes totaled $2,148, $679 and $792 during the years ended September 30, 1995, 1996 and 1997, respectively. Non-cash investing and financing activities consist of entering into capital leases totaling $1,127, $3,554 and $2,549 during the years ended September 30, 1995, 1996 and 1997, respectively, and declaring a non-cash dividend from WSET and WCIV to Westfield of $18,371 during the year ended September 30, 1996.

                                                                   SCHEDULE II

                         ALLBRITTON COMMUNICATIONS COMPANY
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (Dollars in thousands)



                                Balance at   Charged                                      Balance at
                                beginning    to costs        Charged to                   end of
Classification                  of year      and expenses  other accounts   Deductions    year
Year ended September 30, 1995:
     Allowance for doubtful
        accounts                 $  757    $   755        --                $(444)<F2>    $1,068
                                 ======    =======       ====               ======        ======
     Valuation allowance
        for deferred income
        tax assets               $1,267         --        --                $(379)<F3>    $  888
                                 ======    =======       ====               ======        ======
Year ended September 30, 1996:
     Allowance for doubtful
        accounts                 $1,068    $   752        --                $(435)<F2>    $1,385
                                 ======    =======       ====               ======        ======
     Valuation allowance
        for deferred income
        tax assets              $   888     $1,750<F1>    --                $(730)<F3>    $1,908
                                =======    =======       ====               ======        ======
Year ended September 30,1997:
      Allowance for doubtful
         accounts                $1,385    $   576        --                $(343)<F2>    $1,618
                                 ======    =======       ====               ======        ======
      Valuation allowance
         for deferred income
         tax assets              $1,908    $   574<F1>    --                $(807)<F3>    $1,675
                                 ======    =======       ====               ======        ======

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

               ALLBRITTON COMMUNICATIONS COMPANY

               By: /s/ Lawrence I. Hebert
                   -----------------------
                       Lawrence I. Hebert

                       President


               Date: December 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joe L. Allbritton        Chairman, Principal           December 22, 1997
--------------------------
    Joe L. Allbritton     *  Executive Officer and
                             Director


/s/ Barbara B. Allbritton    Vice President and            December 22, 1997
--------------------------
    Barbara B. Allbritton *  Director


/s/ Robert L. Allbritton     Executive Vice President,     December 22, 1997
--------------------------
    Robert L. Allbritton  *  Chief Operating Officer
                             and Director

/s/ Lawrence I. Hebert       Vice Chairman, President      December 22, 1997
--------------------------
    Lawrence I. Hebert       and Director


/s/ Frederick J. Ryan, Jr.   Vice Chairman, Senior         December 22, 1997
--------------------------
    Frederick J. Ryan, Jr. * Vice President and
                             Director

/s/ Henry D. Morneault       Vice President and            December 22, 1997
--------------------------
    Henry D. Morneault       Chief Financial Officer


/s/ Stephen P. Gibson        Vice President and            December 22, 1997
--------------------------
    Stephen P. Gibson        Controller


     *By Attorney-in-Fact


/s/ Jerald N. Fritz
-------------------
    Jerald N. Fritz

                                                            EXHIBIT INDEX




Exhibit No.            Description of Exhibit                    Page   No.


3.1     Certificate of Incorporation of ACC.  (Incorporated by        *
        reference to Exhibit 3.1 of Company's Registration
        Statement on Form S-4, No. 333-02302, dated March 12,
        1996.)

3.2     Bylaws of ACC.  (Incorporated by reference to                 *
        Exhibit 3.2 of Registrant's Registration Statement on Form S-4, No. 333- 02302, dated March 12,
        1996.)

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

4.5     Modification No. 1 dated as of June 19, 1996 to               *
        Revolving Credit Agreement

4.6     Modification No. 2 dated as of December 20, 1996              *
        to  Revolving Credit Agreement


4.7     Modification No. 3 dated as of May 14, 1997 to                *
        Revolving   Credit Agreement

4.8 Modification No. 4 dated as of September 30, 1997 to Revolving Credit Agreement

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

10.9    Tax Sharing Agreement effective as of September               *
        30, 1991  by and among Perpetual Corporation,
        Inc., ACC and  Allnewsco, Inc., as amended.
        (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on Form S-4,
        No. 333-02302, dated March 12, 1996.)

10.10   Time Brokerage Agreement dated as of December                 *
        21, 1995  by and between RKZ Television, Inc. and
        ACC.   (Incorporated by reference to Exhibit 10.11
        of Company's  Registration Statement on Form S-4,
        No. 333-02302, dated  March 12, 1996.)

10.11   Option Agreement dated December 21, 1995 by and               *
        between ACC and RKZ Television, Inc.
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

10.15   Amendment to Network Affiliation Agreement (TV                *
        Alabama,   Inc.) dated January 23, 1997
        (Incorporated by reference to   Exhibit 10.15 to the
        Company's Form 10-Q, No. 333-02302,   dated
        February 14, 1997).

10.16   Pledge of Membership Interests Agreement dated as of
        September 30, 1997 by and among ACC; KTUL,LLC; KATV,LLC;
        WCIV,LLC; and BankBoston, N.A., as Agent

  21.   Subsidiaries of the Registrant
  24.   Powers of Attorney
  27.   Financial Data Schedule (Electronic Filing Only)



  *Previously filed