Form 10-K/A
period 1997-09-30
ALLBRITTON COMMUNICATIONS CO
filed 1998-02-10
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-K/A

                                      No. 1

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

                  DOCUMENTS INCORPORATED BY REFERENCE

None

PART I, Item 1 of the Registrant's Form 10-K is hereby amended to read as follows:



ITEM 1.  BUSINESS
(Dollars in thousands)

The Company

Allbritton Communications Company ("ACC" or the "Company") itself and through subsidiaries owns and operates ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina and WCFT in Tuscaloosa, Alabama. The Company's owned and operated stations broadcast to the 7th, 45th, 56th, 58th, 68th, 117th and 187th largest national media markets in the United States, respectively, as defined by the A.C. Nielsen Co. ("Nielsen"). The Company also owns a low power television station (WBMA-LP) licensed to Birmingham, Alabama, the 51st largest national media market.

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

Direct Broadcast Satellite ("DBS") service has recently been introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. At present, the nature of DBS service permits primarily national programming but in selected markets, including Washington, D.C., a satellite company is retransmitting locally originated programs and advertising back to the originating local markets.

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

Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats will enable broadcasters to migrate from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC recently authorized a transition plan to convert existing analog stations to digital by temporarily authorizing a second channel to transmit programming digitally with the return of the analog channel after the transition period.

Station Information

The following table sets forth general information for each of the Company's owned and/or operated stations as of November 1997 :

                                                                        Total
                                                              Market    Commercial    Station   Rank
Designated                         Network        Channel     Rank or   Competitors   Audience  in          Acquisition
Market Area              Station   Affiliation    Frequency   DMA<F1>   in Market<F2> Share<F3> Market<F4>  Date

Washington, D.C. <F5>    WJLA         ABC           7/VHF        7            6           24%       1     01/29/76
Harrisburg-Lancaster-York-Lebanon,
  PA <F5>                WHTM         ABC          27/UHF       45            5           26%       2     03/01/96
Little Rock, AR<F5>      KATV         ABC           7/VHF       56            5           34%       1     04/06/83
Tulsa, OK<F5>            KTUL         ABC           8/VHF       58            5           30%       2     04/06/83
Lynchburg-Roanoke,VA<F5> WSET         ABC          13/VHF       68            4           25%       2     01/29/76<F6>
Charleston, SC<F5>       WCIV         ABC<F7>       4/VHF      117            5           20%       3     01/29/76<F6>
Birmingham<F5><F8>       WBMA-LP      ABC          58/UHF       51            5            -        -     08/01/97
Tuscaloosa <F5>          WCFT         ABC          33/UHF      187            2           68%       2     03/15/96
Anniston <F9>            WJSU         ABC          40/UHF      201            2           67%       1        -


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

<F4>    Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time periods referenced or, if no time period is indicated, 7:00 a.m. to
        1:00 a.m., Sunday through Saturday.
<F5>    Owned Station.
<F6>    WSET and WCIV have been indirectly owned and operated by Joe L.
        Allbritton since 1976.  On March 1, 1996, WSET and WCIV became wholly-
        owned subsidiaries of ACC.
<F7>    WCIV became affiliated with ABC in August 1996.
<F8>    TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA-LP, WCFT and WJSU (which TV Alabama programs pursuant to an LMA). The market rank figures reflect only the
        Birmingham market.  The total commercial competitors in market figures exclude
        WBMA-LP, because it is a low power television station.  The combined station audience share of commercial television viewership of WBMA-LP, WCFT and
        WJSU in the Birmingham DMA is 19%.  This calculation is based on an 11% share for the combination of WBMA-LP, WCFT and WJSU divided by the 59% commercial television viewership share within the DMA at November 1997.
<F9>    Programmed Station.


           5
Business and Operating Strategy

The Company's business strategy is to focus on building net operating revenues and net cash provided by operating activities. During Fiscal 1996, the Company and its subsidiaries consummated several transactions that expanded their broadcast holdings. The Company acquired an 80% interest in the assets and certain liabilities of WHTM and WCFT (the "Acquisitions"). The Company, through an 80%-owned subsidiary, also entered into a LMA to program, for a period of ten years, WJSU, licensed to Anniston, Alabama (the "Anniston LMA"). In addition, WSET and WCIV became wholly-owned subsidiaries of ACC through a contribution of capital stock (the "Contribution") from an affiliate wholly-owned by Joe L. Allbritton.

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

WHTM: Harrisburg-Lancaster-York-Lebanon, Pennsylvania

Acquired by the Company in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The Station's FCC License expires August 1, 1999. Harrisburg, Pennsylvania, which consists of nine contiguous counties located in central Pennsylvania, is the 45th largest DMA, reaching approximately 588,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by five commercial television stations, one of which is a VHF station. Approximately 42% of WHTM's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

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

KTUL: Tulsa, Oklahoma

Acquired by the Company in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 1998. The application for renewal of the FCC license will be submitted by February 1, 1998. Tulsa, Oklahoma is the 58th largest DMA, with approximately 468,000 television households. Because of the demographic characteristics of the Tulsa DMA, the Company believes many advertisers consider it an excellent national test market. Consequently, it believes KTUL derives incremental advertising revenues from advertisers seeking to test-market new products. The Tulsa market is served by six commercial television stations. Approximately 50% of KTUL's 24-hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

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

WBMA-LP/WCFT/WJSU: Birmingham/Tuscaloosa/Anniston, Alabama

The Company acquired WCFT in March 1996 and commenced programming of WJSU pursuant to the Anniston LMA in December 1995. The Anniston LMA expires on December 29, 2005. Both stations are ABC affiliates pursuant to an affiliation agreement that expires on September 1, 2006. The FCC licenses for both stations expire on April 1, 2005. The Company also owns a low power television station licensed to Birmingham, Alabama (WBMA-LP). Birmingham, Alabama is the 51st largest DMA, encompassing approximately 546,000 television households. Nielsen has given preliminary indications that it will collapse the Tuscaloosa DMA (187th largest with approximately 58,000 television households) and the Anniston DMA (201st largest with approximately 43,000 television households) into the Birmingham DMA in the Fall of 1998. The resulting DMA would be the 39th largest with approximately 627,000 television households. The combined markets of Birmingham, Tuscaloosa and Anniston are served by eight commercial television stations, accounting for the Company's stations as one station.

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

The stations are listed on a combined basis by Nielsen as WBMA. TV Alabama has constructed new studio facilities in Birmingham for the programming of both stations. The Company has retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining its primary news and sales presence in Birmingham. Approximately 35% of TV Alabama's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

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

Related to the Duopoly rule, the FCC has proposed the adoption of rules that would modify the current treatment of the control and ownership attribution with respect to LMAs entered into by television stations. The FCC proposes that time brokerage of any other television station in the same market for more than fifteen percent of the brokered station's weekly broadcast hours would result in counting the brokered station toward the brokering licensee's national and local multiple ownership limits. The FCC has proposed that LMAs in existence prior to November 6, 1996 be grandfathered for the length of their terms so as not to place owners of stations in violation of the rules if such owners also program another station pursuant to such LMAs. Although the Company cannot predict the outcome of this proceeding, if the local multiple ownership rules are not relaxed as proposed, attribution could preclude television LMAs in any market where the time broker owns or has an attributable interest in another television station. Changes by the FCC in its current policy regarding LMAs for television stations could potentially have a material adverse effect on the Anniston LMA, which, in turn, could jeopardize the Company's ABC affiliation in the Birmingham, Tuscaloosa and Anniston markets.

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

               ALLBRITTON COMMUNICATIONS COMPANY

               By: /s/ Lawrence I. Hebert
                   -----------------------
                       Lawrence I. Hebert

                       President


               Date: February 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.



/s/ Joe L. Allbritton        Chairman, Principal           February 9, 1998
--------------------------
    Joe L. Allbritton     *  Executive Officer and
                             Director


/s/ Barbara B. Allbritton    Vice President and            February 9, 1998
--------------------------
    Barbara B. Allbritton *  Director


/s/ Robert L. Allbritton     Executive Vice President,     February 9, 1998
--------------------------
    Robert L. Allbritton  *  Chief Operating Officer
                             and Director

/s/ Lawrence I. Hebert       Vice Chairman, President      February 9, 1998
--------------------------
    Lawrence I. Hebert       and Director


/s/ Frederick J. Ryan, Jr.   Vice Chairman, Senior         February 9, 1998
--------------------------
    Frederick J. Ryan, Jr. * Vice President and
                             Director

/s/ Henry D. Morneault       Vice President and            February 9, 1998
--------------------------
    Henry D. Morneault       Chief Financial Officer


/s/ Stephen P. Gibson        Vice President and            February 9, 1998
--------------------------
    Stephen P. Gibson        Controller


     *By Attorney-in-Fact


/s/ Jerald N. Fritz
-------------------
    Jerald N. Fritz