Form 10-Q
period 1997-12-31
ALLBRITTON COMMUNICATIONS CO
filed 1998-02-10
CIK 889156

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                      Commission file number:
    December 31, 1997                                       333-02302



                       ALLBRITTON COMMUNICATIONS COMPANY
            [Exact name of registrant as specified in its charter]


          Delaware                                            74-180-3105
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


                                ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X       No
                                    ---         ---


                                ---------------


  Number of shares of Common Stock outstanding as of February 10, 1998: 20,000 shares.


--------------------------------------------------------------------------------

            CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q, INCLUDING DOCUMENTS INCORPORATED BY REFERENCE, MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS MAY INVOLVE UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS AND PERFORMANCE OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF THE COMPANY, THE RESTRICTIONS IMPOSED ON THE COMPANY BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF THE COMPANY TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN THE COMPANY'S INDUSTRY, THE IMPACT OF NEW TECHNOLOGIES AND CHANGES IN FEDERAL COMMUNICATIONS COMMISSION REGULATIONS, THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY, AMONG OTHERS.

     ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                       ALLBRITTON COMMUNICATIONS COMPANY
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997



                               TABLE OF CONTENTS


                                                                           PAGE
PART I  FINANCIAL INFORMATION


Item 1. Financial Statements:

        Consolidated Statements of Operations and Retained
        Earnings for the Three Months Ended December 31, 1996 and 1997......  1

        Consolidated Balance Sheets as of September 30, 1997 and
        December 31, 1997...................................................  2

        Consolidated Statements of Cash Flows for the Three Months
        Ended December 31, 1996 and 1997....................................  3


        Notes to Interim Consolidated Financial Statements..................  4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  5

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 10

PART II OTHER INFORMATION


Item 1. Legal Proceedings................................................... 11

Item 6. Exhibits and Reports on Form 8-K.................................... 11

Signatures.................................................................. 12

Exhibit Index............................................................... 13


PART I  FINANCIAL INFORMATION

Item 1. Financial Statements



                       ALLBRITTON COMMUNICATIONS COMPANY
       (an indirectly wholly-owned subsidiary of Perpetual Corporation)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (Dollars in thousands)
                                  (unaudited)


                                            Three Months Ended
                                                December 31,
                                            ------------------
                                             1996       1997
                                             ----       ----
Operating revenues, net                    $ 47,792    $ 51,320
                                             ------      ------

Television operating expenses, excluding
  depreciation and amortization              26,404      27,589
Depreciation and amortization                 4,294       4,802
Corporate expenses                              974       1,062
                                             ------      ------
                                             31,672      33,453
                                             ------      ------
Operating income                             16,120      17,867
                                             ------      ------

Nonoperating income (expense)
  Interest income
     Related party                              553         553
     Other                                       58          75
  Interest expense                          (10,659)    (11,058)
  Other, net                                   (391)       (297)
                                             ------      ------
                                            (10,439)    (10,727)
                                             ------      ------

Income before income taxes                    5,681       7,140

Provision for income taxes                    2,487       3,117
                                             ------      ------

Net income                                    3,194       4,023

Retained earnings, beginning of period       45,102      44,835
                                             ------      ------

Retained earnings, end of period           $ 48,296    $ 48,858
                                             ======      ======




      See accompanying notes to interim consolidated financial statements.


--------------------------------------------------------------------------------
                                       1
--------------------------------------------------------------------------------

                       ALLBRITTON COMMUNICATIONS COMPANY
       (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                                    December 31,
                                                   September 30,       1997
Assets                                                 1997         (unaudited)
                                                   -------------    ------------
Current assets
   Cash and cash equivalents                           $   7,421     $   4,776
   Accounts receivable, net                               34,569        43,428
   Program rights                                         15,244        11,360
   Deferred income taxes                                   2,617         2,619
   Interest receivable from related party                    492         1,045
   Other                                                   2,405         3,074
                                                       ---------     ---------
     Total current assets                                 62,748        66,302

Property, plant and equipment, net                        51,921        51,372
Intangible assets, net                                   150,493       149,079
Deferred financing costs and other                        10,477        10,038
Cash surrender value of life insurance                     4,674         4,887
Program rights                                               664           583
                                                       ---------     ---------

                                                       $ 280,977     $ 282,261
                                                       =========     =========

Liabilities and Stockholder's Investment

Current liabilities
   Current portion of long-term debt                   $   1,320     $   1,282
   Accounts payable                                        3,620         4,689
   Accrued interest payable                               10,765         7,706
   Program rights payable                                 19,718        16,491
   Accrued employee benefit expenses                       3,728         2,537
   Other accrued expenses                                  5,079         7,198
                                                       ---------     ---------
     Total current liabilities                            44,230        39,903

Long-term debt                                           414,402       423,813
Program rights payable                                       966           507
Deferred rent and other                                    3,067         3,110
Accrued employee benefit expenses                          1,836         1,870
Deferred income taxes                                      2,039         2,610
                                                       ---------     ---------
                                                         466,540       471,813
                                                       ---------     ---------

Stockholder's investment
   Preferred stock, $1 par value, 800 shares
    authorized, none issued                                    -             -
   Common stock, $.05 par value, 20,000 shares
    authorized, issued and outstanding                         1             1
   Capital in excess of par value                          6,955         6,955
   Retained earnings                                      44,835        48,858
   Distributions to owners, net                         (237,354)     (245,366)
                                                       ---------     ---------
     Total stockholder's investment                     (185,563)     (189,552)
                                                       ---------     ---------

                                                       $ 280,977     $ 282,261
                                                       =========     =========


     See accompanying notes to interim consolidated financial statements.

--------------------------------------------------------------------------------
                                       2
--------------------------------------------------------------------------------

                       ALLBRITTON COMMUNICATIONS COMPANY
       (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------

                                                   1996        1997
                                                   ----        ----
Cash flows from operating activities:
   Net income                                     $ 3,194   $ 4,023
                                                  -------   -------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  4,294     4,802
     Other noncash charges                            297       298
     Provision for doubtful accounts                  121       147
     Loss (gain) on disposal of assets                 58        (4)
     Changes in assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                        (8,940)   (9,006)
        Program rights                              4,327     3,965
        Interest receivable from related party        553      (553)
        Other current assets                         (553)     (669)
        Other noncurrent assets                      (131)      (34)
      Increase (decrease) in liabilities:
        Accounts payable                           (1,263)    1,069
        Accrued interest payable                   (2,870)   (3,059)
        Program rights payable                     (3,155)   (3,686)
        Accrued employee benefit expenses            (713)   (1,157)
        Other accrued expenses                        954     2,119
        Deferred rent and other liabilities          (547)       43
        Deferred income taxes                         825       569
                                                  -------   -------
        Total adjustments                          (6,743)   (5,156)
                                                  -------   -------

         Net cash used in operating activities     (3,549)   (1,133)
                                                  -------   -------

Cash flows from investing activities:
   Capital expenditures                            (1,874)   (2,561)
   Proceeds from disposal of assets                    12        18
                                                  -------   -------

         Net cash used in investing activities     (1,862)   (2,543)
                                                  -------   -------

Cash flows from financing activities:
   Draws under lines of credit, net                 5,500     9,300
   Principal payments on long-term debt
    and capital lease obligations                     (62)     (257)
   Distributions to owners, net of certain        (17,420)  (21,090)
    charges
   Repayments of distributions to owners           10,620    13,078
                                                  -------   -------

         Net cash (used in) provided by
         financing activities                      (1,362)    1,031
                                                  --------  -------


Net decrease in cash and cash equivalents          (6,773)   (2,645)
Cash and cash equivalents, beginning of period     12,108     7,421
                                                  -------   -------
Cash and cash equivalents, end of period          $ 5,335   $ 4,776
                                                  =======   =======


      See accompanying notes to interim consolidated financial statements.

--------------------------------------------------------------------------------
                                       3
--------------------------------------------------------------------------------

                       ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (unaudited)


NOTE 1 - The accompanying unaudited interim consolidated financial statements of
------
Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1998. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1997 which are contained in the Company's Form 10-K.

NOTE 2 - For the three months ended December 31, 1996 and 1997, distributions to
------
owners were as follows:

                                                        1996     1997
                                                        ----     ----
Distributions to owners, beginning of period         $224,450  $237,354

 Cash advances                                         18,969    23,151
 Repayment of cash advances                           (10,620)  (13,078)
 Charge for Federal income taxes                       (1,549)   (2,061)
                                                      -------   -------

Distributions to owners, end of period               $231,250  $245,366
                                                      =======   =======

Weighted average amount of non-interest bearing
 advances outstanding during the period              $211,465  $226,230
                                                      =======  ========


NOTE 3  On January 22, 1998, the Company completed a $150,000
------
offering of its 8 7/8% Senior Subordinated Notes due 2008. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 will be used to redeem the Company's 11 1/2% Debentures with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. A notice of redemption has been issued for the redemption of the 11 1/2% Debentures on March 3, 1998. The Company will incur a loss, net of the related income tax effect, of approximately $5,400 on the early extinguishment of the 11 1/2% Debentures.


--------------------------------------------------------------------------------
                                       4
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             (Dollars in thousands)


Overview
Allbritton Communications Company and its subsidiaries (on a consolidated basis, the "Company") own and/or operate ABC network-affiliated television stations serving seven diverse geographic markets: WJLA-TV in Washington, D.C.; WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT-TV in Tuscaloosa, Alabama (west of Birmingham, Alabama). The Company also programs the ABC network affiliate WJSU-TV in Anniston, Alabama (east of Birmingham, Alabama) pursuant to the terms of a local marketing agreement, and owns a low power television station licensed to Birmingham, Alabama (WBMA-LP). The Company operates WCFT-TV and programs WJSU-TV in tandem with WBMA-LP serving the viewers of Birmingham, Tuscaloosa and Anniston.

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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended December 31, 1997 principally reflect increased demand by advertisers in the Washington, D.C. market as well as increased audience share and advertising revenues in the Birmingham market together with reduced operating expenses for the Birmingham operation. These positive results were partially offset by a significant decrease in political advertising revenues due principally to the absence of significant elections in the first quarter of Fiscal 1998.

--------------------------------------------------------------------------------
                                       5
--------------------------------------------------------------------------------

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 1996 and 1997 and the percentage change between the periods:

                              Three Months Ended December 31,
                              -------------------------------
                                                                 Percent
                                     1996         1997           Change
                                   -------      -------         --------
     Operating revenues, net       $47,792      $51,320            7.4%
     Total operating expenses       31,672       33,453            5.6%
                                   -------      -------
     Operating income               16,120       17,867           10.8%
     Nonoperating expenses, net     10,439       10,727            2.8%
     Income tax provision            2,487        3,117           25.3%
                                   -------      -------

     Net income                   $  3,194      $ 4,023           26.0%
                                   =======      =======

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three months ended December 31, 1996 and 1997, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                       Three Months Ended December 31,
                                       -------------------------------
                                              1996             1997
                                              ----             ----
                                       Dollars  Percent  Dollars  Percent
                                       -------- -------  -------  -------
     Local/regional (1)                $22,525    45.7  $25,586    48.2
     National (2)                       18,639    37.8   21,619    40.7
     Network compensation (3)            1,420     2.9    1,467     2.8
     Political (4)                       3,376     6.9      917     1.7
     Trade and barter (5)                1,915     3.9    2,144     4.0
     Other revenue (6)                   1,376     2.8    1,350     2.6
                                       -------   -----  -------   -----
     Broadcast revenues                 49,251   100.0   53,083   100.0
                                                 =====            =====
     Fees (7)                           (1,580)          (1,768)
                                       -------          -------
     Broadcast revenue, net of fees     47,671           51,315
     Non-broadcast revenue (8)             121                5
                                       -------          -------

     Total net operating revenues      $47,792          $51,320
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

--------------------------------------------------------------------------------
                                       6
--------------------------------------------------------------------------------

Net operating revenues for the three months ended December 31, 1997 totaled $51,320, an increase of $3,528, or 7.4%, when compared to net operating revenues of $47,792 for the three months ended December 31, 1996. This increase results principally from increased local and national advertising demand partially offset by decreased political advertising revenues in the majority of the Company's markets. The most significant quarterly revenue increase was generated by the Washington, D.C. and Birmingham markets. WJLA's revenue increase was achieved through a combination of overall improvement in the Washington, D.C. advertising market and increased audience share, particularly in local news. The revenue growth in Birmingham was achieved through increased audience share. This expansion in audience share is the result of the Company's development of the Birmingham operation.

Local/regional advertising revenues increased 13.6% during the three months ended December 31, 1997 versus the comparable period in Fiscal 1997. The increase for the three months ended December 31, 1997 of $3,061 over the three months ended December 31, 1996 is primarily attributable to an improvement in the Washington, D.C. local/regional advertising market and market share gains by the Company's Birmingham stations.

National advertising revenues increased $2,980, or 16.0%, for the three months ended December 31, 1997 over the comparable period in Fiscal 1997. The increase for the three months ended December 31, 1997 is primarily attributable to an improvement in the Washington, D.C. national advertising market and market share gains by the Company's Birmingham stations.

Political advertising revenues, which comprised 1.7% of the Company's total net operating revenues for the three months ended December 31, 1997, decreased by $2,459, or 72.8%, from the comparable period in Fiscal 1997. The decrease is due primarily to the national presidential election as well as various high-profile local political races in several of the Company's markets that took place during the three months ended December 31, 1996 with no comparable political elections occurring during the same period in Fiscal 1998.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three months ended December 31, 1996 or 1997.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 1997 totaled $33,453, an increase of $1,781, or 5.6%, compared to total operating expenses of $31,672 for the three-month period ended December 31, 1996. This increase consists of an increase in television operating expenses, excluding depreciation and amortization, of $1,185, an increase in depreciation and amortization of $508 and an increase in corporate expenses of $88.

Television operating expenses, excluding depreciation and amortization, increased $1,185, or 4.5%, to $27,589 for the three months ended December 31, 1997 as compared to $26,404 for the three months ended December 31, 1996. The increase in Fiscal 1998 is primarily attributable to increased sales, news and programming expenses across the majority of the Company's stations partially offset by reduced operating expenses in Birmingham.

Depreciation and amortization expense of $4,802 for the first three months of Fiscal 1998 increased $508, or 11.8%, versus the comparable period in Fiscal 1997. The increase for the three months ended December 31, 1997 is principally the result of increased depreciation from the facility construction and equipment purchases in Birmingham as well as from the purchase of a corporate aircraft during Fiscal 1997.

Operating Income
For the three months ended December 31, 1997, operating income of $17,867 increased $1,747, or 10.8%, when compared to operating income of $16,120 for the three months ended December 31, 1996. For the three months ended December 31, 1997, the operating margin increased to 34.8% from 33.7% for the comparable period in Fiscal 1997. The increases in operating income and margin were the result of operating revenues increasing at a greater rate than operating expenses. In addition, the Company's Fiscal 1997 operating margins were adversely impacted due to the investment in the start-up operations in Birmingham (e.g., programming and staffing changes, marketing and promotion activities, and capital expenditures for facility construction and equipment purchases to integrate the operation) during the initial phase of Birmingham's audience share development. The increase in operating margin for the first quarter of Fiscal 1998 as compared to the first quarter of Fiscal 1997 reflected the increased audience share of the Birmingham stations together with a reduction in operating expenses.

Nonoperating Expenses, Net
Interest expense of $11,058 for three months ended December 31, 1997 increased $399, or 3.7%, as compared to $10,659 for the three-month period ended December 31, 1996. This increase is due to the incremental interest expense associated with additional borrowings under the Company's revolving credit and capital lease facilities. The weighted average balance of debt was $408,001 and $420,525 for the three months ended December 31, 1996 and 1997, respectively, and the weighted average interest rate on debt was 10.4% and 10.2% for the three months ended December 31, 1996 and 1997, respectively.

Income Taxes
The provision for income taxes for the three months ended December 31, 1997 totaled $3,117, an increase of $630, or 25.3%, when compared to the provision for income taxes of $2,487 for the three months ended December 31, 1996. The increase is directly related to the $1,459, or 25.7%, increase in the Company's income before income taxes due to the factors discussed above.

Net Income
Net income for the three months ended December 31, 1997 was $4,023 as compared to net income of $3,194 for the three months ended December 31, 1996 due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 1997 to December 31, 1997 consisted of increased accounts receivable and long-term debt, offset by decreases in program rights, accrued interest payable and program rights payable. In addition, distribution to owners increased as a result of net cash advances made during the three months ended December 31, 1997. The increase in accounts receivable reflects the Company's continued revenue growth while the program rights and accrued interest activity are related to the timing of cash payments. The increase in long-term debt is primarily due to additional draws under the revolving credit facility to fund working capital.

Liquidity and Capital Resources
As of December 31, 1997, the Company's cash and cash equivalents aggregated $4,776, and the Company had an excess of current assets over current liabilities of $26,399.

Cash Provided by Operations.  The Company's principal source of working capital
---------------------------
is cash flow from operations and borrowings under its revolving credit facility. Cash and cash equivalents decreased $2,645 from September 30, 1997 to December 31, 1997, principally resulting from net cash used in operations of $1,133, net capital expenditures of $2,561 and net distributions to owners of $8,012, offset by a $9,300 increase in borrowings under the revolving credit facility. Cash used in operations was primarily a result of net income plus depreciation and amortization, offset by other changes in assets and liabilities, primarily an increase in accounts receivable.

Transactions with Owners.  For the three months ended December 31, 1996 and 1997
------------------------
the Company made cash advances to owners, net of repayments and certain charges, totaling $6,800 and $8,012, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $189,552 at December 31, 1997, an increase of $3,989, or 2.1%, from the September 30, 1997 deficit of $185,563. The increase is due to a net increase in distributions to owners of $8,012 offset by net income for the period of $4,023.

Indebtedness.  On January 22, 1998, the Company completed a $150,000 offering of
------------
its 8 7/8% Senior Subordinated Notes due 2008. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 will be used to redeem the Company's 11 1/2% Debentures with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. A notice of redemption has been issued for the redemption of the 11 1/2% Debentures on March 3, 1998.

The Company's total debt, including the current portion of long-term debt, increased from $415,722 at September 30, 1997 to $425,095 at December 31, 1997. This debt, net of applicable discounts, consists of $273,848 of 9 3/4% Debentures, $122,768 of 11 1/2% Debentures, $6,479 of capital lease obligations and $22,000 under a revolving credit facility. The increase of $9,373 in total debt from September 30, 1997 to December 31, 1997 is primarily due to a $9,300 increase in amounts outstanding under the revolving credit facility to fund working capital. The Company's revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company agrees to abide by restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. As of December 31, 1997, the Company was in compliance with these financial covenants.

Other Uses of Cash.  The Company anticipates that capital expenditures for
------------------
Fiscal 1998 will approximate $12,000, including approximately $3,000 to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. The amount may increase or decrease depending upon changes in channel allocation or changes to the digital television implementation strategy. Other Fiscal 1998 capital expenditures include facility construction and technical equipment improvements across the Company's television stations. Capital expenditures during the three months ended December 31, 1997 totaled $2,561.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

    See Exhibit Index on pages 13-15.

b. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLBRITTON COMMUNICATIONS COMPANY

                                            (Registrant)



          February 9, 1998              /s/ Lawrence I. Hebert
   ------------------------------    ----------------------------------
             Date                    Name: Lawrence I. Hebert
                                     Title: President



          February 9, 1998              /s/ Henry D. Morneault
   ------------------------------    ----------------------------------
             Date                    Name:  Henry D. Morneault
                                     Title: Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                           Description of Exhibit                                       Page No.
-----------                           ----------------------                                       --------
3.1                 Certificate of Incorporation of ACC.  (Incorporated by reference                      *
                    to Exhibit 3.1 of Company's Registration Statement on Form S-4,
                    No. 333-02302, dated March 12, 1996.)

3.2                 Bylaws of ACC.  (Incorporated by reference to Exhibit 3.2 of                          *
                    Registrant's Registration Statement on Form S-4, No. 333-02302,
                    dated March 12, 1996.)

4.1                 Indenture dated as of February 6, 1996 between ACC and State                          *
                    Street Bank and Trust Company, as Trustee, relating to the
                    Debentures. (Incorporated by reference to Exhibit 4.1 of
                    Company's Registration Statement on Form S-4, No. 333-02302,
                    dated March 12, 1996.)

4.2                 Indenture dated as of August 26, 1992 between ACC and the First                       *
                    National Bank of Boston, as Trustee, relating to 112% Senior
                    Subordinated Debentures due 2004. (Incorporated by reference to
                    Exhibit 4.2 of Company's Registration Statement on Form S-4,
                    No. 333-02302, dated March 12, 1996.)

4.3                 Form of 9.75% Series B Senior Subordinated Debentures due                             *
                    2007. (Incorporated by reference to Exhibit 4.3 of Company's
                    Registration Statement on Form S-4, No. 333-02302, dated
                    March 12, 1996.)

4.4                 Revolving Credit Agreement dated as of April 16, 1996 by and                          *
                    among Allbritton Communications Company certain Banks, and
                    The First National Bank of Boston, as agent. (Incorporated by reference to Exhibit 4.4 of Company's Quarterly Report on Form
                    10-Q, No. 333-02302, dated August 14, 1996.)

4.5                 Modification No. 1 dated as of June 19, 1996 to Revolving Credit                      *
                    Agreement (Incorporated by reference to Exhibit 4.5 of Company's
                    Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997).

4.6                 Modification No. 2 dated as of December 20, 1996 to Revolving                         *
                    Credit Agreement (Incorporated by reference to Exhibit 4.6 of Company's
                    Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997).

4.7                 Modification No. 3 dated as of May 14, 1997 to Revolving Credit                       *
                    Agreement (Incorporated by reference to Exhibit 4.7 of Company's
                    Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997).

4.8                 Modification No. 4 dated as of September 30, 1997 to Revolving                        *
                    Credit Agreement (Incorporated by reference to Exhibit 4.8 of Company's
                    Form 10-K, No. 333-02302, dated December 22, 1997).


Exhibit No.                           Description of Exhibit                                       Page No.
-----------                           ----------------------                                       --------
10.2                Network Affiliation Agreement (Harrisburg Television, Inc.).                          *
                    (Incorporated by reference to Exhibit 10.3 of Company's Pre-
                    effective Amendment No. 1 to Registration Statement on Form S-
                    4, dated April 22, 1996.)

10.3                Network Affiliation Agreement (First Charleston Corp.).                               *
                    (Incorporated by reference to Exhibit 10.4 of Company's Pre-
                    effective Amendment No. 1 to Registration Statement on Form S-
                    4, dated April 22, 1996.)

10.4                Network Affiliation Agreement (WSET, Incorporated).                                   *
                    (Incorporated by reference to Exhibit 10.5 of Company's Pre-
                    effective Amendment No. 1 to Registration Statement on Form S-
                    4, dated April 22, 1996.)

10.5                Network Affiliation Agreement (WJLA-TV).  (Incorporated by                            *
                    reference to Exhibit 10.6 of Company's Pre-effective Amendment
                    No. 1 to Registration Statement on Form S-4, dated April 22,
                    1996.)

10.6                Network Affiliation Agreement (KATV Television, Inc.).                                *
                    (Incorporated by reference to Exhibit 10.7 of Company's Pre-
                    effective Amendment No. 1 to Registration Statement on Form S-
                    4, dated April 22, 1996.)

10.7                Network Affiliation Agreement (KTUL Television, Inc.).                                *
                    (Incorporated by reference to Exhibit 10.8 of Company's Pre-
                    effective Amendment No. 1 to Registration Statement on Form S-
                    4, dated April 22, 1996.)

10.8                Network Affiliation Agreement (TV Alabama, Inc.).                                     *
                    (Incorporated by reference to Exhibit 10.9 of Company's Pre-
                    effective Amendment No. 1 to Registration Statement on Form S-
                    4, dated April 22, 1996.)

10.9                Tax Sharing Agreement effective as of September 30, 1991 by                           *
                    and among Perpetual Corporation, Inc., ACC and Allnewsco,
                    Inc., as amended. (Incorporated by reference to Exhibit 10.11 of
                    Company's Registration Statement on Form S-4, No. 333-02302,
                    dated March 12, 1996.)

10.10               Time Brokerage Agreement dated as of December 21, 1995 by                             *
                    and between RKZ Television, Inc. and ACC.  (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement
                    on Form S-4, No. 333-02302, dated March 12, 1996.)


Exhibit No.                           Description of Exhibit                                       Page No.
-----------                           ----------------------                                       --------
10.11               Option Agreement dated December 21, 1995 by and between                               *
                    ACC and RKZ Television, Inc. (Incorporated by reference to
                    Exhibit 10.12 of Company's Registration Statement on Form S-4,
                    No. 333-02302, dated March 12, 1996.)

10.12               Amendment dated May 2, 1996 by and among TV Alabama, Inc.,                            *
                    RKZ Television, Inc. and Osborn Communications Corporation
                    to Option Agreement dated December 21, 1995 by and between
                    ACC and RKZ Television, Inc. (Incorporated by reference to exhibit 10.13 of Company's Form 10-K, No. 333-02302, dated
                    December 30, 1996.)

10.13               Master Lease Finance Agreement dated as of August 10, 1994                            *
                    between BancBoston Leasing, Inc. and ACC, as amended.
                    (Incorporated by reference to Exhibit 10.16 of Company's
                    Registration Statement on Form S-4, No. 333-02302, dated
                    March 12, 1996.)

10.15               Amendment to Network Affiliation Agreement (TV Alabama,                               *
                    Inc.) dated January 23, 1997 (Incorporated by reference to Exhibit
                    10.15 to the Company's Form 10-Q, No. 333-02302, dated
                    February 14, 1997).

10.16               Pledge of Membership Interests Agreement dated as of                                  *
                    September 30, 1997 by and among ACC; KTUL, LLC; KATV,
                    LLC; WCIV, LLC; and BankBoston, N.A. as Agent (Incorporated by
                    reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302,
                    dated December 22, 1997).

27.                 Financial Data Schedule (Electronic Filing Only)

-----------------
*Previously filed