Form 10-Q
period 1998-03-31
ALLBRITTON COMMUNICATIONS CO
filed 1998-05-13
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549




                                          FORM 10-Q


                     Quarterly Report Pursuant to Section 13 or 15(d) of the
                                Securities Exchange Act of 1934



For the quarterly period ended                          Commission file number:
       March 31, 1998                                         333-02302



                     ALLBRITTON COMMUNICATIONS COMPANY
           [Exact name of registrant as specified in its charter]



          Delaware                                               74-180-3105
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                          identification number)


                     808 Seventeenth Street, N.W.
                               Suite 300
                     Washington, D.C.  20006-3903
               (Address of principal executive offices)


Registrant's telephone number, including area code:  202-789-2130





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  X         No




Number of shares of Common Stock outstanding as of May 13, 1998:  20,000 shares.

          CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS MAY INVOLVE UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS AND PERFORMANCE OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR
PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF THE COMPANY, THE RESTRICTIONS IMPOSED ON THE COMPANY BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF THE COMPANY TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN THE COMPANY'S INDUSTRY, THE IMPACT OF NEW TECHNOLOGIES AND CHANGES IN FEDERAL COMMUNICATIONS COMMISSION REGULATIONS, THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                    ALLBRITTON COMMUNICATIONS COMPANY
                                 FORM 10-Q
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                             TABLE OF CONTENTS

TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

Item 1.  Financial  Statements:                                             PAGE

         Consolidated  Statements of
         Operations  and  Retained  Earnings  for the  Three  and Six
         Months Ended March 31, 1997 and 1998                                  1

         Consolidated Balance Sheets as of September 30, 1997 and
         March 31, 1998                                                        2

         Consolidated Statements of Cash Flows for the Six Months
         Ended March 31, 1997 and 1998                                         3

         Notes to Interim Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 6.           Exhibits and Reports on Form 8-K                            12

Signatures                                                                    13

Exhibit Index                                                                 14

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                  ALLBRITTON COMMUNICATIONS COMPANY
                                   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                              (Dollars in thousands)
                                                                    (unaudited)

                                                   Three Months Ended               Six Months Ended
                                                         March 31,                      March 31,
                                                   ------------------              ------------------
                                                   1997          1998              1997          1998
                                                   ----          ----              ----          ----


Operating revenues, net                        $ 37,024      $ 39,073          $ 84,816      $ 90,393
                                                 ------        ------            ------        ------

Television operating expenses, excluding
     depreciation and amortization               27,183        25,760            53,587        53,349
Depreciation and amortization                     4,755         4,304             9,049         9,106
Corporate expenses                                1,217         1,035             2,191         2,097
                                                -------       -------           -------       -------
                                                 33,155        31,099            64,827        64,552
                                                 ------        ------            ------        ------

Operating income                                  3,869         7,974            19,989        25,841
                                                -------       -------            ------        ------

Nonoperating income (expense)
     Interest income
          Related party                             553           553             1,106         1,106
          Other                                      66           867               124           942
     Interest expense                           (10,479)      (11,943)          (21,138)      (23,001)
     Other, net                                    (191)         (274)             (582)         (571)
                                               --------      --------          --------      --------
                                                (10,051)      (10,797)          (20,490)      (21,524)
                                               --------      --------          --------      --------

(Loss) income before income taxes and
     extraordinary item                          (6,182)       (2,823)             (501)        4,317

(Benefit from) provision for income taxes        (1,561)         (984)              926         2,133
                                                --------     ---------         --------      --------

(Loss) income before extraordinary item          (4,621)       (1,839)           (1,427)        2,184

Extraordinary loss on early repayment of debt,
     net of income tax benefit of $3,176           --          (5,155)             --          (5,155)
                                                --------      --------         --------      --------

Net loss                                         (4,621)       (6,994)           (1,427)       (2,971)

Retained earnings, beginning of period           48,296        48,858            45,102        44,835
                                                 ------        ------            ------        ------

Retained earnings, end of period               $ 43,675      $ 41,864          $ 43,675      $ 41,864
                                                 ======        ======            ======        ======



 See accompanying notes to interim  consolidated financial statements.



                                     ALLBRITTON COMMUNICATIONS COMPANY
                     (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                        CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)
                                                                                                March 31,
                                                                         September 30,            1998
Assets                                                                       1997             (unaudited)
Current assets
      Cash and cash equivalents                                       $     7,421             $    17,903
      Accounts receivable, net                                             34,569                  32,798
      Program rights                                                       15,244                   7,461
      Deferred income taxes                                                 2,617                   2,619
      Interest receivable from related party                                  492                     492
      Other                                                                 2,405                   3,091
                                                                          -------                 -------
           Total current assets                                            62,748                  64,364

Property, plant and equipment, net                                         51,921                  50,595
Intangible assets, net                                                    150,493                 147,652
Deferred financing costs and other                                         10,477                  11,893
Cash surrender value of life insurance                                      4,674                   5,099
Program rights                                                                664                     304
                                                                          -------                 -------

                                                                        $ 280,977               $ 279,907
                                                                          =======                 =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt                               $     1,320             $     1,304
      Accounts payable                                                      3,620                   3,448
      Accrued interest payable                                             10,765                  11,156
      Program rights payable                                               19,718                  11,646
      Accrued employee benefit expenses                                     3,728                   3,518
      Other accrued expenses                                                5,079                   5,203
   Total current liabilities                                              -------                 -------
                                                                           44,230                  36,275

Long-term debt                                                            414,402                 428,841
Program rights payable                                                        966                     684
Deferred rent and other                                                     3,067                   3,042
Accrued employee benefit expenses                                           1,836                   1,905
Deferred income taxes                                                       2,039                   2,777
                                                                          -------                 -------
                                                                          466,540                 473,524
                                                                          -------                 -------

Stockholder's investment
      Preferred stock, $1 par value, 800 shares authorized,
           none issued                                                       -                       -
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding                                                 1                       1
      Capital in excess of par value                                        6,955                   6,955
      Retained earnings                                                    44,835                  41,864
      Distributions to owners, net                                       (237,354)               (242,437)
                                                                          -------                 -------
         Total stockholder's investment                                  (185,563)               (193,617)
                                                                          -------                 -------

                                                                        $ 280,977               $ 279,907
                                                                          =======                 =======




See accompanying notes to interim consolidated financial statements.

                                    ALLBRITTON COMMUNICATIONS COMPANY
                      (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)
                                                 (unaudited)                      Six Months Ended
                                                                                      March 31,
                                                                             1997                 1998
                                                                             ----                 ----
Cash flows from operating activities:
      Net loss                                                           $   (1,427)          $  (2,971)
                                                                            -------             -------
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization                                        9,049               9,106
         Other noncash charges                                                  589                 637
         Extraordinary loss on early repayment of debt                         --                 5,155
         Provision for doubtful accounts                                        247                 288
         Loss on disposal of assets                                              54                   3
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                           (1,524)              1,483
               Program rights                                                 8,731               8,143
               Other current assets                                             292                (495)
               Other noncurrent assets                                          536                (228)
            Increase (decrease) in liabilities:
               Accounts payable                                              (3,801)               (172)
               Accrued interest payable                                          65                 391
               Program rights payable                                        (8,653)             (8,354)
               Accrued employee benefit expenses                               (616)               (141)
               Other accrued expenses                                         2,234                 448
               Deferred rent and other liabilities                             (405)                (25)
               Deferred income taxes                                            476                 736
                                                                            -------             -------
               Total adjustments                                              7,274              16,975
                                                                            -------             -------

                 Net cash provided by operating activities                    5,847              14,004
                                                                            -------             -------

Cash flows from investing activities:
      Capital expenditures                                                   (7,629)             (4,770)
      Purchase of option                                                     (5,348)               --
      Proceeds from disposal of assets                                           19                 169
                                                                             ------              ------

                 Net cash used in investing activities                      (12,958)             (4,601)
                                                                            -------             -------

Cash flows from financing activities:
      Proceeds from issuance of debt                                           --               150,000
      Deferred financing costs                                                 --                (4,440)
      Call premium on early repayment of debt                                  --                (5,842)
      Draws (repayments) under lines of credit, net                          13,800             (12,700)
      Principal payments on long-term debt and capital lease obligations       (122)           (123,517)
      Distributions to owners, net of certain charges                       (27,469)            (42,055)
      Repayments of distributions to owners                                  14,939              39,633
                                                                             ------             -------

Net cash provided by financing activities                                     1,148               1,079
                                                                             ------             -------

Net (decrease) increase in cash and cash equivalents                         (5,963)             10,482
Cash and cash equivalents, beginning of period                               12,108               7,421
                                                                             ------             -------
Cash and cash equivalents, end of period                                    $ 6,145            $ 17,903
                                                                             ======              ======

See accompanying notes to interim consolidated financial statements.


                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1998. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1997 which are contained in the Company's Form 10-K.

NOTE 2 - For the six months ended March 31, 1997 and 1998, distributions to owners were as follows:
                                                         1997           1998
                                                         ----           ----
Distributions to owners, beginning of period          $224,450        $237,354

   Cash advances                                        27,469          43,191
   Repayment of cash advances                          (14,939)        (39,633)
   Benefit from federal income taxes                      --             1,525
                                                      --------         -------

Distributions to owners, end of period                $236,980        $242,437
                                                       =======         =======
Weighted average amount of non-interest bearing
   advances outstanding during the period             $214,061        $228,096
                                                       =======         =======


NOTE 3 - On January 22, 1998, the Company completed a $150,000 offering of its 8 7/8% Senior Subordinated Notes due 2008. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11 1/2% Senior Subordinated Debentures due 2004 (the "11 1/2 % Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11 1/2% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Dollars in thousands)

Overview
Allbritton Communications Company and its subsidiaries (on a consolidated basis, the "Company") own and/or program ABC network-affiliated television stations serving seven diverse geographic markets: WJLA-TV in Washington, D.C.; WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT-TV in Tuscaloosa, Alabama (west of Birmingham, Alabama). The Company also programs the ABC network affiliate WJSU-TV in Anniston, Alabama (east of Birmingham, Alabama) pursuant to the terms of a local marketing agreement, and owns a low power television station licensed to Birmingham, Alabama (WBMA-LP). The Company operates WCFT-TV and programs WJSU-TV in tandem with WBMA-LP serving the viewers of Birmingham, Tuscaloosa and Anniston.

The Company's advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in the Company's operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during the Company's first fiscal quarter. Years in which Olympic Games are held also cause cyclical fluctuations in operating results depending on which television network is carrying Olympic coverage.

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended March 31, 1998 principally reflect increased demand by advertisers in the Washington, D.C. market as well as increased audience share and advertising revenues in the Birmingham market. The comparative results are also impacted by the non-recurring program expense of approximately $2,000 incurred during the second quarter of the prior fiscal year. In addition, the Company completed a $150,000 offering of its 8 7/8% Senior Subordinated Notes due 2008 (the "8 7/8% Notes") on January 22, 1998. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11 1/2% Senior Subordinated Debentures due 2004 (the "11 1/2 % Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11 1/2% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 1997 and 1998 and the percentage change between the periods:

                              Three Months Ended March 31,             Six Months Ended March 31,
                                                   Percent                                   Percent
                                 1997      1998    Change                1997       1998     Change
                                 ----      ----    ------                ----       ----     ------
Operating revenues, net         $37,024    $39,073     5.5%           $84,816     $90,393      6.6%
Total operating expenses         33,155     31,099    -6.2%            64,827      64,552     -0.4%
                                ------     ------                      ------      ------
Operating income                  3,869      7,974   106.1%            19,989      25,841     29.3%
Nonoperating expenses, net       10,051     10,797     7.4%            20,490      21,524      5.0%
Income tax (benefit) provision   (1,561)      (984)   37.0%               926       2,133    130.3%
                                -------    -------                     ------      ------
(Loss) income before
   extraordinary item           (4,621)    (1,839)    60.2%            (1,427)      2,184    253.1%
Extraordinary loss, net of
   income tax benefit             --        5,155       n/a              --         5,155     n/a
                                 ------    ------                      ------      ------

Net loss                      $ (4,621)  $ (6,994)    51.4%          $ (1,427)   $ (2,971)   108.2%
                                =======    =======                   ========     =======

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and six months ended March 31, 1997 and 1998, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                    Three Months Ended March 31,              Six Months Ended March 31,
                                    ----------------------------             ---------------------------
                                        1997                 1998                  1997                 1998
                                        ----                 ----                  ----                 ----
                                  Dollars   Percent    Dollars  Percent      Dollars   Percent    Dollars   Percent
                                  -------   -------    -------  -------      -------   -------    -------   -------
Local/regional <F1>               $19,011   49.8       $20,214  50.0         $41,536    47.5     $45,800     49.0
National <F2>                      14,784   38.7        15,843  39.2          33,423    38.2      37,462     40.0
Network compensation <F3>           1,619    4.2         1,590   3.9           3,039     3.5       3,057      3.3
Political <F4>                         69    0.2            53   0.1           3,445     3.9         970      1.0
Trade and barter <F5>               1,907    5.0         1,936   4.8           3,822     4.4       4,080      4.4
Other revenue <F6>                    814    2.1           810   2.0           2,190     2.5       2,160      2.3
                                 --------  -----      -------- -----         -------   -----     -------    -----
Broadcast revenues                 38,204  100.0        40,446 100.0          87,455   100.0      93,529    100.0
                                           =====               =====                   =====                =====
Fees <F7>                          (1,290)              (1,375)               (2,870)             (3,143)
                                  -------              -------                ------              ------
Broadcast revenue, net of fees     36,914               39,071                84,585              90,386
Non-broadcast revenue <F8>            110                    2                   231                   7
                                  -------              -------                ------              ------

Total net operating revenues      $37,024              $39,073               $84,816             $90,393
                                   ======               ======                ======              ======




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


Net operating revenues for the three months ended March 31, 1998 totaled $39,073, an increase of $2,049, or 5.5%, when compared to net operating revenues of $37,024 for the three months ended March 31, 1997. This increase resulted principally from increased local and national advertising demand in the Company's Washington, D.C. and Birmingham markets partially offset by declines in the Company's Little Rock and Tulsa markets. The revenue growth in Birmingham was achieved through increased audience and market share. This expansion in audience and market share was the result of the Company's development of the Birmingham operation.

Net operating revenues increased $5,577, or 6.6%, to $90,393 for the six months ended March 31, 1998 as compared to $84,816 for the same period in the prior year. This year-to-date increase also principally resulted from increased local and national advertising demand in the Company's Washington, D.C. and Birmingham markets partially offset by declines in the Company's Little Rock and Tulsa markets as well as decreased political advertising revenues in the majority of the Company's markets.

Local/regional advertising revenues increased 6.3% and 10.3% during the three and six months ended March 31, 1998, respectively, versus the comparable periods in Fiscal 1997. The increase for the three months ended March 31, 1998 of $1,203 over the three months ended March 31, 1997 was primarily attributable to an improvement in the Washington, D.C. local/regional advertising market and market share gains by the Birmingham stations, offset by a weakening in the Harrisburg, Tulsa and Little Rock markets for local/regional advertisers. The $4,264 increase in local/regional advertising revenues for the six-month period ended March 31, 1998 over the comparable period in the prior fiscal year was primarily attributable to an improvement in the Washington, D.C. local/regional advertising market and market share gains by the Birmingham stations offset by a weakening in the Tulsa market for local/regional advertisers.

National advertising revenues increased $1,059 and $4,039, or 7.2% and 12.1%, for the three and six months ended March 31, 1998, respectively, over the comparable periods in Fiscal 1997. The increase for the three months ended March 31, 1998 was primarily attributable to an improvement in the Washington, D.C. and Harrisburg national advertising markets combined with market share gains by the Birmingham stations, offset by a weakening in the Little Rock and Tulsa markets for national advertisers. The increase for the six-month period ended March 31, 1998 was principally attributable to an improvement in the Washington, D.C. national advertising market and market share gains by the Birmingham stations.

Political advertising revenues, which comprised 3.9% of the Company's total net operating revenues for the six months ended March 31, 1997, decreased by $2,475, or 71.8%, for the six months ended March 31, 1998. The decrease was due primarily to the national presidential election as well as various high-profile local political races in several of the Company's markets that took place during Fiscal 1997 with no comparable political elections occurring during the same period in Fiscal 1998.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or six months ended March 31, 1997 or 1998.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 1998 totaled $31,099, a decrease of $2,056, or 6.2%, compared to total operating expenses of $33,155 for the three-month period ended March 31, 1997. This decrease was primarily the result of a decrease in television operating expenses, excluding depreciation and amortization, of $1,423.

Total operating expenses for the six months ended March 31, 1998 totaled $64,552, a decrease of $275, or 0.4%, compared to total operating expenses of $64,827 for the six-month period ended March 31, 1997. This decrease was primarily the result of a decrease in television operating expenses, excluding depreciation and amortization, of $238.

Television operating expenses, excluding depreciation and amortization, decreased $1,423 and $238, or 5.2% and 0.4%, for the three and six months ended March 31, 1998, respectively, as compared to the comparable periods in Fiscal 1997. The expense decreases in Fiscal 1998 were the result of the approximate $2,000 non-recurring programming expense related to the Company's early termination of a program contract incurred during the second quarter of Fiscal 1997. Excluding this charge from Fiscal 1997 television operating expenses, such expenses have increased 2.3% and 3.4% for the three and six months ended March 31, 1998, respectively, versus the comparable periods in Fiscal 1997. These increases were primarily attributable to increased news and sales expenses across the majority of the Company's stations partially offset by reduced operating expenses in Birmingham.

Operating Income
For the three months ended March 31, 1998, operating income of $7,974 increased $4,105, or 106.1%, when compared to operating income of $3,869 for the three months ended March 31, 1997. For the three months ended March 31, 1998, the operating margin increased to 20.4% from 10.4% for the comparable period in Fiscal 1997. Operating income of $25,841 for the six months ended March 31, 1998 increased $5,852, or 29.3%, when compared to operating income of $19,989 for the same period in the prior fiscal year. For the six months ended March 31, 1998, the operating margin increased to 28.6% from 23.6% for the comparable period in the prior fiscal year. The increases in operating income and margin were the result of increased operating revenues combined with decreased operating expenses in Fiscal 1998 versus Fiscal 1997 as discussed above. The Company's Fiscal 1997 operating margins were adversely impacted due to the investment in the start-up operations in Birmingham (e.g., programming and staffing changes, marketing and promotion activities, and capital expenditures for facility construction and equipment purchases to integrate the operation) during the initial phase of Birmingham's audience share development as well as the non-recurring program termination expense.

Nonoperating Expenses, Net
Interest expense of $11,943 and $23,001 for three and six months ended March 31, 1998, respectively, increased $1,464 and $1,863, or 14.0% and 8.8%, as compared to $10,479 and $21,138 for the three and six-month periods ended March 31, 1997, respectively. These increases were principally due to the incremental interest expense associated with carrying both the newly-issued 8 7/8% Notes and the 11 1/2% Debentures from January 22, 1998 until the redemption of the 11 1/2% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11 1/2% Debentures on January 22, 1998, interest expense for the three months ended March 31, 1998 would have been $10,332, a decrease of $147, or 1.4%, as compared to the same period in Fiscal 1997.

The weighted average balance of debt was $408,657 and $462,443 for the six months ended March 31, 1997 and 1998, respectively, and the weighted average interest rate on debt was 10.2% and 10.0% for the six months ended March 31, 1997 and 1998, respectively. The increased weighted average debt balance during Fiscal 1998 was primarily due to carrying both the newly-issued 8 7/8% Notes and the 11 1/2% Debentures from January 22, 1998 until the redemption of the 11 1/2% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11 1/2% Debentures on January 22,1998, the weighted average balance of debt would have been $427,300 for the six months ended March 31, 1998.

Interest income of $1,420 for the three months ended March 31, 1998 increased $801, or 129.4%, as compared to interest income of $619 for the three months ended March 31, 1997. Interest income for the six months ended March 31, 1998 was $2,048, an increase of $818, or 66.5%, as compared to $1,230 for the six-month period ended March 31, 1997. The increase in interest income for both the three and six-month periods was due to interest earned from temporarily investing the majority of the proceeds from the issuance of the 8 7/8% Notes for the period from January 22, 1998 until March 3, 1998 at which time the Company redeemed the 11 1/2% Debentures.

Income Taxes
For the three months ended March 31, 1998, the Company recorded a benefit from income taxes of $984 as compared to a benefit of $1,561 for the three months ended March 31, 1997, a decrease of 37.0%. The decrease was directly related to the $3,359, or 54.3%, decrease in the Company's loss before income taxes and extraordinary item as well as the effect of state level income tax considerations in the prior fiscal year.

For the six months ended March 31, 1998, the Company recorded a provision for income taxes of $2,133 as compared to a provision of $926 for the six months ended March 31, 1997, an increase of 130.3%. The increase was directly related to the $4,818 increase in the Company's income before income taxes and extraordinary item from a loss of $501 for the six months ended March 31, 1997 as well as the effect of state level income tax considerations in the prior fiscal year.

Income Before Extraordinary Item

For the three months ended March 31, 1998, the Company recorded a loss before extraordinary item of $1,839, a $2,782, or 60.2%, improvement over the loss before extraordinary item of $4,621 for the three months ended March 31, 1997. For the six months ended March 31, 1998, the Company recorded income before extraordinary item of $2,184 as compared to a loss before extraordinary item of $1,427 for the comparable period in Fiscal 1997. The improved results for Fiscal 1998 as compared to Fiscal 1997 reflect the growth in operating revenues and reduced operating expenses as discussed above.

Net Income
For the three and six months ended March 31, 1998, the Company recorded net losses of $6,994 and $2,971, respectively, as compared to net losses of $4,621 and $1,427 for the three and six months ended March 31, 1997, respectively. The net losses for the three and six-month periods ended March 31, 1998 reflect the $5,155 extraordinary loss on early repayment of debt resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Balance Sheet
Significant balance sheet fluctuations from September 30, 1997 to March 31, 1998 consisted of increased cash and cash equivalents and long-term debt, offset by decreases in program rights and program rights payable. In addition, distribution to owners increased as a result of net cash advances made during the six months ended March 31, 1998. The increases in cash and cash equivalents and long-term debt were the result of the Company's refinancing transaction in January 1998, while the decreases in program rights and program rights payable reflect the annual cycle of the underlying program contracts.

Liquidity and Capital Resources
As of March 31, 1998, the Company's cash and cash equivalents aggregated $17,903, and the Company had an excess of current assets over current liabilities of $28,089.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. Cash and cash equivalents increased $10,482 from September 30, 1997 to March 31, 1998, principally resulting from net cash provided by operations of $14,004 offset by net capital expenditures of $4,770.

Transactions with Owners. For the six months ended March 31, 1997 and 1998, the Company made cash advances to owners, net of repayments and certain charges, totaling $12,530 and $5,083, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $193,617 at March 31, 1998, an increase of $8,054, or 4.3%, from the September 30, 1997 deficit of $185,563. The increase was due to a net increase in distributions to owners of $5,083 and a net loss for the period of $2,971.

Indebtedness. On January 22, 1998, the Company completed a $150,000 offering of its 8 7/8% Senior Subordinated Notes due 2008. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11 1/2% Debentures on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility.

The Company's total debt, including the current portion of long-term debt, increased from $415,722 at September 30, 1997 to $430,145 at March 31, 1998. This debt, net of applicable discounts, consisted of $273,877 of 9 3/4%
Debentures, $150,000 of 8 7/8% Notes and $6,268 of capital lease obligations. The increase of $14,423 in total debt from September 30, 1997 to March 31, 1998 was primarily due to the net increase of $27,000 in principal of the newly-issued 8 7/8% Notes as compared to the 11 1/2% Debentures, offset by a $12,700 decrease in amounts outstanding under the revolving credit facility. The Company's revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. As of March 31, 1998, the Company was in compliance with these financial covenants.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 1998 will approximate $12,000, including approximately $3,000 to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. The amount may increase or decrease depending upon changes in channel allocation or changes to the digital television implementation strategy. Other Fiscal 1998 capital expenditures include facility construction and technical equipment improvements across the Company's television stations. Capital expenditures during the six months ended March 31, 1998 totaled $4,770.

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

      See Exhibit Index on pages 14-16.

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


                  ALLBRITTON COMMUNICATIONS COMPANY
                             (Registrant)




       May 13, 1998                           /s/ Lawrence I. Hebert
             Date                           Name: Lawrence I. Hebert
                                           Title: Chairman and Chief Executive
                                                  Officer



       May 13, 1998                           /s/ Henry D. Morneault
             Date                          Name:  Henry D. Morneault
                                          Title: Chief Financial Officer

                                   EXHIBIT INDEX


Exhibit No.       Description of Exhibit                                Page No.
-----------       ----------------------                                --------
3.1    Certificate of  Incorporation  of ACC.  (Incorporated  by reference to  *
       Exhibit 3.1 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

3.2    Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of             *
       Registrant's Registration  Statement  on Form S-4,  No.
       333-02302, dated March 12, 1996.)

4.1 Indenture dated as of February 6, 1996 between ACC and State Street * Bank and Trust Company, as Trustee, relating to the Debentures. (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

4.2    Indenture  dated as of January 22, 1998  between ACC and State  Street  *
       Bank  and   Trust  Company,  as  Trustee,  relating  to  the  Notes.
       (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on Form S-4, No. 333-45933, dated February 9, 1998.)

4.3    Form of 9.75%  Series B Senior  Subordinated  Debentures  due 2007.     *
       (Incorporated by reference to Exhibit 4.3 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

4.4    Revolving  Credit  Agreement dated as of April 16, 1996 by and among    *
       Allbritton   Communications  Company  certain  Banks,  and  The  First
       National Bank of Boston, as agent. (Incorporated by reference to Exhibit 4.4 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 14, 1996.)

4.5 Modification No. 1 dated as of June 19, 1996 to Revolving Credit * Agreement (Incorporated by reference to Exhibit 4.5 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997).

4.6    Modification No. 2 dated as of December 20, 1996 to Revolving Credit    *
       Agreement (Incorporated by reference to Exhibit 4.6 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997).

4.7 Modification No. 3 dated as of May 14, 1997 to Revolving Credit * Agreement (Incorporated by reference to Exhibit 4.7 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997).

4.8    Modification No. 4 dated as of September 30, 1997 to Revolving Credit   *
       Agreement (Incorporated by reference to Exhibit 4.8 of Company's Form 10-K, No. 333-02302, dated December 22, 1997).

10.1   Network   Affiliation   Agreement   (Harrisburg   Television,   Inc.).  *
       (Incorporated by   reference   to  Exhibit   10.3  of   Company's
       Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.2 Network Affiliation Agreement (First Charleston Corp.). (Incorporated * by reference to Exhibit 10.4 of Company's Pre-effective Amendment
       No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.3   Network Affiliation Agreement (WSET, Incorporated). (Incorporated by    *
       reference to Exhibit 10.5 of Company's  Pre-effective  Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)
10.4   Network Affiliation Agreement (WJLA-TV). (Incorporated by reference to  *
       Exhibit  10.6  of  Company's   Pre-effective  Amendment  No.  1  to
       Registration Statement on Form S-4, dated April 22, 1996.)

10.5 Network Affiliation Agreement (KATV Television, Inc.). (Incorporated * by reference to Exhibit 10.7 of Company's Pre-effective Amendment
       No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.6 Network Affiliation Agreement (KTUL Television, Inc.). (Incorporated * by reference to Exhibit 10.8 of Company's Pre-effective Amendment
       No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.7   Network Affiliation Agreement (TV Alabama,  Inc.).  (Incorporated by    *
       reference to Exhibit 10.9 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.8 Tax Sharing Agreement effective as of September 30, 1991 by and among * Perpetual Corporation, Inc., ACC and Allnewsco, Inc., as amended. (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.9 Time Brokerage Agreement dated as of December 21, 1995 by and between * RKZ Television, Inc. and ACC. (Incorporated by reference to Exhibit
       10.11 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.10  Option  Agreement dated December 21, 1995 by and between ACC and RKZ    *
       Television, Inc. (Incorporated by reference to Exhibit 10.12 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.11 Amendment dated May 2, 1996 by and among TV Alabama, Inc., RKZ * Television, * Inc. and Osborn Communications Corporation to Option Agreement dated December 21, 1995 by and between ACC and RKZ Television, Inc. (Incorporated by reference to exhibit 10.13 of Company's Form 10-K, No. 333-02302, dated December 30, 1996.)

10.12  Master Lease  Finance  Agreement  dated as of August 10, 1994 between   *
       BancBoston Leasing, Inc. and ACC, as amended. (Incorporated by reference to Exhibit 10.16 of Company's Registration Statement on Form S-4, No. * 333-02302, dated March 12, 1996.)

10.13 Amendment to Network Affiliation Agreement (TV Alabama, Inc.) dated * January * 23, 1997 (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q, No. 333-02302, dated February 14, 1997).

10.14 Pledge of Membership Interests Agreement dated as of September 30, * 1997 by and among ACC; KTUL, LLC; KATV, LLC; WCIV, LLC; and BankBoston, N.A. as Agent (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1997).

27.    Financial Data Schedule (Electronic Filing Only)
----------------
*Previously filed