Form 10-Q
period 1998-06-30
ALLBRITTON COMMUNICATIONS CO
filed 1998-08-13
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



 FOR THE QUARTERLY PERIOD ENDED                  COMMISSION FILE NUMBER:
            JUNE 30, 1998                               333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             [Exact name of registrant as specified in its charter]



       DELAWARE                                           74-180-3105
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

                                    Yes X No

Number of shares of Common Stock outstanding as of August 12, 1998: 20,000 shares.

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

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                     PAGE

Item 1.  Financial Statements:


         Consolidated  Statements of Operations  and                1
         Retained  Earnings for the Three and Nine Months
         Ended June 30, 1997 and 1998

         Consolidated  Balance Sheets as of September 30, 1997      2
         and June 30, 1998

         Consolidated Statements of Cash Flows for the Nine         3
         Months Ended June 30, 1997 and 1998

         Notes to Interim Consolidated Financial Statements         4


Item 2.  Management's Discussion and Analysis of Financial          5
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About             11
         Market Risk


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                          12

Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                          13

Exhibit Index                                                       14

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                  ALLBRITTON COMMUNICATIONS COMPANY
                                   (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                        (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                                   ------------------                 -----------------
                                                     1997         1998                 1997        1998
                                                     ----         ----                 ----        ----


Operating revenues, net                            $ 46,543     $ 49,360            $ 131,359   $ 139,753
                                                     ------       ------              -------     -------

Television operating expenses, excluding
     depreciation and amortization                   25,007       25,593               78,594      78,942
Depreciation and amortization                         4,883        4,731               13,932      13,838
Corporate expenses                                      935        1,173                3,126       3,270
                                                   --------      -------              -------     -------
                                                     30,825       31,497               95,652      96,050
                                                     ------       ------               ------      ------

Operating income                                     15,718       17,863               35,707      43,703
                                                     ------       ------               ------      ------

Nonoperating income (expense)
     Interest income
          Related party                                 553          553                1,659       1,659
          Other                                          42           85                  166       1,027
     Interest expense                               (10,775)     (10,822)             (31,913)    (33,823)
     Other, net                                        (372)        (151)                (954)       (721)
                                                     ------       ------              -------       ------
                                                    (10,552)     (10,335)             (31,042)    (31,858)
                                                     ------       ------              -------       ------
Income before income taxes and
     extraordinary item                               5,166        7,528                4,665      11,845

Provision for income taxes                            2,254        3,851                3,180       5,984
                                                    -------      -------              -------     -------

Income before extraordinary item                      2,912        3,677                1,485       5,861

Extraordinary loss on early repayment of debt,
     net of related income tax benefit of $3,176       -            -                    -         (5,155)
                                                    -------      -------              -------     --------

Net income                                            2,912        3,677                1,485         706

Retained earnings, beginning of period               43,675       41,864               45,102      44,835
                                                    -------      -------              -------     --------

Retained earnings, end of period                  $  46,587    $  45,541             $ 46,587    $ 45,541
                                                    =======      =======              =======     =======



See accompanying notes to interim  consolidated financial statements.



                                     ALLBRITTON COMMUNICATIONS COMPANY
                     (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

                                        CONSOLIDATED BALANCE SHEETS
                                          (DOLLARS IN THOUSANDS)
                                                                                                   JUNE 30,
                                                                         SEPTEMBER 30,              1998
ASSETS                                                                        1997               (UNAUDITED)
                                                                         ------------           ------------

Current assets
      Cash and cash equivalents                                          $  7,421                $  6,003
      Accounts receivable, net                                             34,569                  39,698
      Program rights                                                       15,244                   3,762
      Deferred income taxes                                                 2,617                   2,617
      Interest receivable from related party                                  492                   1,045
      Other                                                                 2,405                   2,266
                                                                        ---------              ----------
           Total current assets                                            62,748                  55,391

Intangible assets, net                                                    150,493                 146,234
Property, plant and equipment, net                                         51,921                  49,670
Deferred financing costs and other                                         10,477                  11,627
Cash surrender value of life insurance                                      4,674                   5,312
Program rights                                                                664                     267
                                                                        ---------              ----------

                                                                        $ 280,977               $ 268,501
                                                                         ========                ========
LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities
      Current portion of long-term debt                              $      1,320             $     1,359
      Accounts payable                                                      3,620                   2,613
      Accrued interest payable                                             10,765                   8,114
      Program rights payable                                               19,718                   6,669
      Accrued employee benefit expenses                                     3,728                   3,525
      Other accrued expenses                                                5,079                   4,655
                                                                        ----------             ----------
           Total current liabilities                                       44,230                  26,935

Long-term debt                                                            414,402                 428,370
Program rights payable                                                        966                     462
Deferred rent and other                                                     3,067                   3,043
Accrued employee benefit expenses                                           1,836                   1,941
Deferred income taxes                                                       2,039                   4,256
                                                                        ---------               ---------
                                                                          466,540                 465,007
                                                                          -------                 -------

Stockholder's investment
      Preferred stock, $1 par value, 800 shares authorized,
           none issued                                                       -                       -
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding                                                 1                       1
      Capital in excess of par value                                        6,955                   6,955
      Retained earnings                                                    44,835                  45,541
      Distributions to owners, net                                       (237,354)               (249,003)
                                                                          -------                 -------
         Total stockholder's investment                                  (185,563)               (196,506)
                                                                          -------                 -------

                                                                        $ 280,977               $ 268,501
                                                                          =======                 =======


See accompanying notes to interim consolidated financial statements.


                                       ALLBRITTON COMMUNICATIONS COMPANY
                      (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)                      NINE MONTHS ENDED
                                                                                       JUNE 30,
                                                                               1997                1998
                                                                               ----                ----

Cash flows from operating activities:
      Net income                                                           $  1,485           $     706
                                                                              -----             -------
      Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                       13,932              13,838
         Other noncash charges                                                  883                 952
         Extraordinary loss on early repayment of debt                         -                  5,155
         Provision for doubtful accounts                                        373                 438
         Loss (gain) on disposal of assets                                       90                (135)
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                           (8,584)             (5,567)
               Program rights                                                13,142              11,879
               Other current assets                                             293                (223)
               Other noncurrent assets                                          (98)               (420)
            Increase (decrease) in liabilities:
               Accounts payable                                              (1,919)             (1,007)
               Accrued interest payable                                      (3,010)             (2,651)
               Program rights payable                                       (14,352)            (13,553)
               Accrued employee benefit expenses                               (196)                (98)
               Other accrued expenses                                           435                (100)
               Deferred rent and other liabilities                             (470)                (24)
               Deferred income taxes                                          2,128               2,217
                                                                             ------             -------
                     Total adjustments                                        2,647              10,701
                                                                            -------              ------

                       Net cash provided by operating activities              4,132              11,407
                                                                            -------              ------

Cash flows from investing activities:
      Capital expenditures                                                   (9,467)             (7,168)
      Purchase of option                                                     (5,348)             -
      Proceeds from disposal of assets                                           21                 316
                                                                            -------              ------
                 Net cash used in investing activities                      (14,794)             (6,852)
                                                                            -------              ------

Cash flows from financing activities:
      Proceeds from issuance of debt                                           -                150,000
      Deferred financing costs                                                 -                 (4,481)
      Prepayment penalty on early repayment of debt                            -                 (5,842)
      Draws (repayments) under lines of credit, net                          22,200             (12,700)
      Principal payments on long-term debt and capital lease obligations       (319)           (123,962)
      Distributions to owners, net of certain charges                       (38,141)            (89,744)
      Repayments of distributions to owners                                  27,739              80,756
                                                                             ------             -------
                 Net cash provided by (used in) financing activities         11,479              (5,973)
                                                                             ------             -------

      Net increase (decrease) in cash and cash equivalents                      817              (1,418)
      Cash and cash equivalents, beginning of period                         12,108               7,421
                                                                             ------             -------
      Cash and cash equivalents, end of period                            $  12,925           $   6,003
                                                                             ======             =======



See accompanying notes to interim consolidated financial statements.


                        ALLBRITTON COMMUNICATIONS COMPANY
        (AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF PERPETUAL CORPORATION)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1998. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1997 which are contained in the Company's Form 10-K.

NOTE 2 - For the nine months ended June 30, 1997 and 1998, distributions to owners were as follows:
                                                      1997           1998
                                                      ----           ----
Distributions to owners, beginning of period       $224,450        $237,354

   Cash advances                                     38,502          92,800
   Repayment of cash advances                       (27,739)        (80,756)
   Charge for Federal income taxes                     (361)           (395)
                                                    -------         -------
Distributions to owners, end of period             $234,852        $249,003
                                                    =======         =======

Weighted average amount of non-interest bearing
   advances outstanding during the period          $215,998        $228,782
                                                    =======         =======

NOTE 3 - On January 22, 1998, the Company completed a $150,000 offering of its 8 7/8% Senior Subordinated Notes due 2008. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11 1/2% Senior Subordinated Debentures due 2004 (the "11 1/2% Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11 1/2% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

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

As compared to the same periods in the prior fiscal year, the Company's results of operations for the three and nine months ended June 30, 1998 principally reflect increased demand by advertisers in the Washington, D.C. market as well as increased audience share and advertising revenues in the Birmingham market. The nine-month comparative results are also impacted by the effect of the Company's $150,000 offering of its 8 7/8% Senior Subordinated Notes due 2008 (the "8 7/8% Notes") completed on January 22, 1998. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11 1/2% Senior Subordinated Debentures due 2004 (the "11 1/2% Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11 1/2% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

RESULTS OF OPERATIONS
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 1997 and 1998 in actual dollars (in thousands) and the percentage change between the periods:

                                  THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                       PERCENT                              PERCENT
                                  1997        1998     CHANGE       1997         1998       CHANGE
                                --------    --------   ------     --------    ---------     ------

Operating revenues, net         $46,543      $49,360    6.1%      $131,359    $139,753       6.4%
Total operating expenses         30,825       31,497    2.2%        95,652      96,050       0.4%
                                 ------       ------                ------     -------
Operating income                 15,718       17,863   13.6%        35,707      43,703      22.4%
Nonoperating expenses, net       10,552       10,335   -2.1%        31,042      31,858       2.6%
Income tax provision              2,254        3,851   70.9%         3,180       5,984      88.2%
                                -------      -------               -------     -------
Income before
  extraordinary item              2,912        3,677   26.3%         1,485       5,861     294.7%
Extraordinary loss, net
  of income tax benefit            -            -        -             -         5,155        -
                                -------      -------               -------       ------
Net income                    $   2,912    $   3,677   26.3%      $  1,485      $  706     -52.5%
                                =======      =======               =======      ======


NET OPERATING REVENUES
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and nine months ended June 30, 1997 and 1998, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:


                                      THREE MONTHS ENDED JUNE 30,            NINE MONTHS ENDED JUNE 30,
                                         1997               1998              1997              1998
                                         ----               ----              ----              ----
                                 DOLLARS     PERCENT  DOLLARS  PERCENT   DOLLARS PERCENT  DOLLARS   PERCENT
                                 -------     -------  -------  -------   ------- -------  -------   -------
                                                                (Dollars in thousands)

Local/regional <F1>               $23,231      48.2   $24,849    48.6    $64,767   47.7    $70,648    48.8
National <F2>                      20,555      42.6    20,958    41.0     53,978   39.8     58,421    40.4
Network compensation <F3>           1,660       3.4     1,682     3.3      4,699    3.5      4,738     3.3
Political <F4>                        435       0.9     1,169     2.3      3,880    2.9      2,139     1.5
Trade & barter <F5>                 2,020       4.2     2,034     4.0      5,842    4.3      6,115     4.2
Other revenue <F6>                    295       0.7       394     0.8      2,485    1.8      2,554     1.8
                                 --------    ------   -------  ------      -----   ----     ------    ----
Broadcast revenues                 48,196     100.0    51,086   100.0    135,651  100.0    144,615   100.0
                                              =====             =====             =====              =====
Fees <F7>                          (1,701)             (1,732)           (4,571)            (4,876)
                                   -------             ------            -------           -------
Broadcast revenue,
   net of fees                     46,495              49,354            131,080           139,739
Non-Broadcast revenue <F8>             48                   6                279                14
                                 --------             -------            -------           -------
Total net operating revenues      $46,543             $49,360           $131,359          $139,753
                                 ========              ======            =======           =======

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






Net operating revenues for the three months ended June 30, 1998 totaled $49,360, an increase of $2,817, or 6.1% when compared to net operating revenues of $46,543 for the three months ended June 30, 1997. This increase resulted principally from increased local and national advertising demand in the Company's Birmingham and Washington, D.C. markets. The revenue growth in Birmingham was achieved through increased audience and market share. The expansion in audience and market share was the result of the Company's development of the Birmingham operation.

Net operating revenues increased $8,394, or 6.4%, to $139,753 for the nine months ended June 30, 1998 as compared to $131,359 for the same period in the prior fiscal year. This year-to-date increase also principally resulted from increased local and national advertising demand in the Company's Washington, D.C. and Birmingham markets, partially offset by a decline in the Tulsa market as well as decreased political advertising revenues in the majority of the Company's markets.

Local/regional advertising revenues increased 7.0% and 9.1% during the three and nine months ended June 30, 1998, respectively, versus the comparable periods in Fiscal 1997. The increase for the three months ended June 30, 1998 of $1,618 over the three months ended June 30, 1997 was primarily attributable to market share gains by the Birmingham stations and an improvement in the Washington, D.C., Little Rock and Lynchburg local/regional advertising markets. The $5,881 increase in local/regional advertising revenues for the nine-month period ended June 30, 1998 over the comparable period in the prior fiscal year was primarily attributable to an improvement in the Washington, D.C., Little Rock and Lynchburg local/regional advertising markets as well as market share gains by the Birmingham stations, offset by a weakening in the Tulsa market for local/regional advertisers.

National advertising revenues increased $403 and $4,443, or 2.0% and 8.2%, for the three and nine months ended June 30, 1998, respectively, over the comparable periods in Fiscal 1997. The increase for the three months ended June 30, 1998 was primarily a result of improvement in the Harrisburg and Lynchburg national advertising markets combined with market share gains by the Birmingham stations, offset by a weakening in the Tulsa and Little Rock markets for national advertisers. The increase for the nine-month period ended June 30, 1998 was principally attributable to an improvement in the Washington, D.C. and Harrisburg national advertising markets and market share gains by the Birmingham stations, offset by a weakening in the Tulsa market for national advertisers.

Political advertising revenues increased $734, or 168.7%, for the three months ended June 30, 1998 as compared to the same period in Fiscal 1997. The increase was largely attributable to local political races in the Birmingham and Little Rock markets. For the year-to-date period ended June 30, 1998, political advertising revenues decreased by $1,741, or 44.9% from the nine months ended June 30, 1997. This decrease was primarily due to the national presidential election as well as various high-profile local political races in several of the Company's markets that took place during the first two quarters of Fiscal 1997 with no comparable political elections occurring during the same periods in the current fiscal year.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or nine months ended June 30, 1997 or 1998.

TOTAL OPERATING EXPENSES
Total operating expenses for the three months ended June 30, 1998 totaled $31,497, an increase of $672, or 2.2%, compared to total operating expenses of $30,825 for the three-month period ended June 30, 1997. This increase was primarily the result of an increase in television operating expenses, excluding depreciation and amortization, of $586.

Total operating expenses for the nine-month period ended June 30, 1998 totaled $96,050, an increase of $398, or 0.4%, compared to $95,652 for the nine months ended June 30, 1997. This increase was primarily the result of an increase in television operating expenses, excluding depreciation and amortization, of $348.

Television operating expenses, excluding depreciation and amortization, increased $586 and $348, or 2.3% and 0.4%, for the three and nine months ended June 30, 1998, respectively, as compared to the same periods in Fiscal 1997. The nine-month expense increase was reduced by the non-recurring programming expense of approximately $2,000 related to the Company's early termination of a program contract incurred during the second quarter of Fiscal 1997.
Excluding this charge from Fiscal 1997 television operating expenses, such expenses have increased 3.1% for the nine months ended June 30, 1998 versus the comparable period in Fiscal 1997. The television operating expense increases for the three and nine months ended June 30, 1998 were primarily attributable to increased news and sales expenses across the majority of the Company's stations, partially offset by reduced operating expenses in Birmingham for the nine-month period.

OPERATING INCOME
For the three months ended June 30, 1998, operating income of $17,863 increased $2,145, or 13.6%, when compared to operating income of $15,718 for the three months ended June 30, 1997. For the three months ended June 30, 1998, the operating margin increased to 36.2% from 33.8% for the comparable period in Fiscal 1997. Operating income of $43,703 for the nine months ended June 30, 1998 increased $7,996, or 22.4%, when compared to operating income of $35,707 for the same period in the prior fiscal year. For the nine months ended June 30, 1998, the operating margin increased to 31.3% from 27.2% for the comparable period in the prior fiscal year.

The increases in operating income and margin were the result of operating revenues increasing at a greater rate than operating expenses as discussed above. The Company's Fiscal 1997 operating margins were adversely impacted due to the investment in the start-up operations in Birmingham (e.g., programming and staffing changes, marketing and promotion activities, and depreciation arising from capital expenditures for facility construction and equipment purchases to integrate the operation) during the initial phase of Birmingham's audience share development as well as the non-recurring program termination expense.

NONOPERATING EXPENSES, NET
Interest expense of $10,822 for three months ended June 30, 1998 increased $47, or 0.4%, as compared to $10,775 for the three-month period ended June 30, 1997. The slight increase was related to higher average debt balances during Fiscal 1998, largely offset by a reduced average interest rate on debt as a result of the Company's refinancing on January 22, 1998.

Interest expense for the nine months ended June 30, 1998 was $33,823, an increase of $1,910, or 6.0%, as compared to $31,913 for the nine-month period ended June 30, 1997. This increase was principally due to the incremental interest expense associated with carrying both the newly-issued 8 7/8% Notes and the 11 1/2% Debentures from January 22, 1998 until the redemption of the 11 1/2% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11 1/2% Debentures on January 22, 1998, interest expense for the nine months ended June 30, 1998 would have been $32,212, an increase of $299, or 0.9%, as compared to the same period in Fiscal 1997.

The weighted average balance of debt was $412,310 and $453,660 for the nine months ended June 30, 1997 and 1998, respectively, and the weighted average interest rate on debt was 10.2% and 9.8% for the nine months ended June 30, 1997 and 1998, respectively. The increased weighted average debt balance during Fiscal 1998 was primarily due to carrying both the newly-issued 8 7/8% Notes and the 11 1/2% Debentures from January 22, 1998 until the redemption of the 11 1/2% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11 1/2% Debentures on January 22, 1998, the weighted average balance of debt would have been $429,060 for the nine months ended June 30, 1998.

Interest income of $638 for the three months ended June 30, 1998 increased $43, or 7.2%, as compared to interest income of $595 for the three months ended June 30, 1997. Interest income for the nine months ended June 30, 1998 was $2,686, an increase of $861, or 47.2%, as compared to $1,825 for the nine-month period ended June 30, 1997. The increase in interest income for the nine-month period was due to interest earned from temporarily investing the majority of the proceeds from the issuance of the 8 7/8% Notes for the period from January 22, 1998 until March 3, 1998 at which time the Company redeemed the 11 1/2% Debentures.

INCOME TAXES
The provision for income taxes for the three months ended June 30, 1998 totaled $3,851, an increase of $1,597, or 70.9%, when compared to the provision for income taxes of $2,254 for the three months ended June 30, 1997. The increase is directly related to the $2,362,or 45.7%, increase in the Company's income before income taxes and extraordinary item (as previously discussed), as well as the effect of certain state-level income tax considerations in the prior fiscal quarter.

For the nine months ended June 30, 1998, the provision for income taxes increased $2,804, or 88.2% when compared to the same period in the prior fiscal year due to a $7,180, or 153.9% increase in income before income taxes and extraordinary item (as previously discussed), offset by the effect of certain state-level income tax considerations in the prior fiscal year-to-date period.

INCOME BEFORE EXTRAORDINARY ITEM
For the three and nine-month periods ended June 30, 1998 the Company had income before extraordinary item of $3,677 and $5,861, respectively, compared to income before extraordinary item of $2,912 and $1,485 for the same periods in the prior fiscal year. The improved results for Fiscal 1998 as compared to Fiscal 1997 reflect the growth in operating revenues as discussed above.

NET INCOME
The net income for the three months ended June 30, 1998 was $3,677 as compared to net income of $2,912 for the three months ended June 30, 1997 due to the factors discussed above.

For the nine months ended June 30, 1998, the Company recorded net income of $706 as compared to net income of $1,485 for the nine-month period ended June 30, 1997. This decrease in net income reflects the $5,155 extraordinary loss on early repayment of debt resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs, offset by the improved results for Fiscal 1998 as discussed above.

BALANCE SHEET
Significant balance sheet fluctuations from September 30, 1997 to June 30, 1998 consisted of increased accounts receivable and long-term debt, offset by decreases in program rights and program rights payable. In addition, distributions to owners increased as a result of net cash advances made during the nine months ended June 30, 1998. The increase in accounts receivable was the result of growth in operating revenues as well as the seasonality of the Company's revenue cycle. The increase in long-term debt was due to the Company's refinancing transaction in January 1998. The decreases in program rights and program rights payable reflect the annual cycle of the underlying program contracts.

LIQUIDITY AND CAPITAL RESOURCES
As  of  June 30,  1998,  the  Company's  cash  and cash  equivalents  aggregated
$6,003,  and   the  Company  had  an  excess  of  current  assets  over  current liabilities of $28,456.

CASH PROVIDED BY OPERATIONS. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $4,132 and $11,407 for the nine months ended June 30, 1997 and 1998, respectively. The increase was primarily due to a $4,376 increase in income before extraordinary item and a smaller increase in accounts receivable during the first nine months of Fiscal 1998 than during the same period of Fiscal 1997.

TRANSACTIONS WITH OWNERS. For the nine months ended June 30, 1997 and 1998 the Company made cash advances to owners, net of repayments and certain charges, totaling $10,402 and $11,649, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $196,506 at June 30, 1998, an increase of $10,943, or 5.9%, from the September 30, 1997 deficit of $185,563. The increase was due to a net increase in distributions to owners of $11,649, offset by net income for the period of $706.

INDEBTEDNESS. The Company's total debt, including the current portion of long-term debt, increased from $415,722 at September 30, 1997 to $429,729 at June 30, 1998. This debt, net of applicable discounts, consists of $273,906 of 9 3/4% Debentures, $150,000 of 8 7/8% Notes and $5,823 of capital lease obligations. The increase of $14,007 in total debt from September 30, 1997 to June 30, 1998 was primarily due to the net increase of $27,000 in principal of the newly-issued 8 7/8% Notes as compared to the 11 1/2% Debentures, offset by a $12,700 decrease in amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001. As of June 30, 1998, there were no amounts outstanding under the revolving credit facility. The Company had $15,500 outstanding under the revolving credit facility as of August 12, 1998.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 1998, the Company was in compliance with those covenants.

OTHER USES OF CASH. The Company anticipates that capital expenditures for Fiscal 1998 will approximate $10,000, including approximately $1,000 of an approximate $3,000 project to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. The balance of the expenditures for this project are now anticipated to be incurred during the first quarter of Fiscal 1999. The total amount may increase or decrease depending upon changes in channel allocation or changes to the digital television implementation strategy. Other Fiscal 1998 capital expenditures include facility construction and technical equipment improvements across the Company's television stations. Capital expenditures during the nine months ended June 30, 1998 totaled $7,168.

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


                                             ALLBRITTON COMMUNICATIONS COMPANY
                                                         (Registrant)




       AUGUST 12, 1998                         /S/ LAWRENCE I. HEBERT
       ---------------                       -----------------------------------
             Date                            Name: Lawrence I. Hebert
                                             Title: Chairman and Chief Executive
                                                       Officer


       AUGUST 12, 1998                          /S/ HENRY D. MORNEAULT
       ---------------                      -----------------------------------
             Date                            Name:  Henry D. Morneault
                                            Title: Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION OF EXHIBIT                      PAGE NO.
-----------                ----------------------                      --------

3.1           Certificate of Incorporation  of ACC.  (Incorporated by      *
              reference to Exhibit 3.1 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12,
              1996.)

3.2           Bylaws of ACC.  (Incorporated  by  reference to Exhibit      *
              3.2 of Registrant's Registration Statement on Form S-4,
              No. 333-02302, dated March 12, 1996.)

4.1           Indenture  dated as of February 6, 1996 between ACC and      *
              State Street Bank and Trust Company, as Trustee, relating to the Debentures. (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on
              Form S-4, No. 333-02302, dated March 12, 1996.)

4.2           Indenture  dated as of January 22, 1998 between ACC and      *
              State Street Bank and Trust Company, as Trustee, relating to the Notes. (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on Form
              S-4, No. 333-45933, dated February 9, 1998.)

4.3           Form of 9.75% Series B Senior  Subordinated  Debentures      *
              due 2007. (Incorporated by reference to Exhibit 4.3 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

4.4           Revolving  Credit  Agreement dated as of April 16, 1996      *
              by and among Allbritton  Communications Company certain
              Banks, and The First National Bank of Boston, as agent. (Incorporated by reference to Exhibit 4.4 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated
              August 14, 1996.)

4.5           Modification  No.  1  dated  as of  June  19,  1996  to      *
              Revolving Credit Agreement (Incorporated by reference to Exhibit 4.5 of Company's Quarterly Report on Form
              10-Q, No. 333-02302, dated May 15, 1997).

4.6           Modification  No. 2 dated as of  December  20,  1996 to      *
              Revolving Credit Agreement (Incorporated by reference to Exhibit 4.6 of Company's Quarterly Report on Form
              10-Q, No. 333-02302, dated May 15, 1997).

4.7           Modification  No.  3  dated  as  of  May  14,  1997  to      *
              Revolving Credit Agreement (Incorporated by reference to Exhibit 4.7 of Company's Quarterly Report on Form
              10-Q, No. 333-02302,  dated May 15, 1997). Modification
              No.  4 dated  as of  September  30,  1997 to  Revolving
              Credit

4.8           Agreement  (Incorporated by reference to Exhibit 4.8 of      *
              Company's Form 10-K, No. 333-02302,  dated December 22,
              1997).

10.1          Network Affiliation Agreement  (Harrisburg  Television,      *
              Inc.). (Incorporated by reference to Exhibit 10.3 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.2          Network Affiliation Agreement (First Charleston Corp.).      *
              (Incorporated   by   reference  to  Exhibit  10.4  of
              Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.3          Network  Affiliation  Agreement  (WSET,  Incorporated).      *
              (Incorporated   by  reference  to  Exhibit  10.5  of
              Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.4          Network Affiliation Agreement (WJLA-TV).  (Incorporated      *
              by   reference   to  Exhibit   10.6  of   Company's
              Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.5          Network Affiliation Agreement (KATV Television,  Inc.).      *
              (Incorporated   by  reference  to  Exhibit  10.7  of
              Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.6          Network Affiliation Agreement (KTUL Television,  Inc.).      *
              (Incorporated   by  reference  to  Exhibit  10.8  of
              Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.7          Network  Affiliation  Agreement  (TV  Alabama,   Inc.).      *
             (Incorporated   by  reference  to  Exhibit  10.9  of
              Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996.)

10.8          Tax Sharing  Agreement  effective as of  September  30,      *
              1991 by and among Perpetual Corporation, Inc., ACC and Allnewsco, Inc., as amended. (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12,
              1996.)

10.9          Time Brokerage  Agreement dated as of December 21, 1995      *
              by  and  between  RKZ    Television,   Inc.  and  ACC.
              (Incorporated   by  reference   to  Exhibit   10.11  of
              Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.10         Option   Agreement  dated  December  21,  1995  by  and      *
              between ACC and RKZ Television, Inc. (Incorporated by reference to Exhibit 10.12 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12,
              1996.)

10.11         Amendment  dated May 2,  1996 by and among TV  Alabama,      *
              Inc., RKZ Television,   Inc. and Osborn Communications
              Corporation to Option Agreement dated December 21, 1995
              by  and   between   ACC   and  RKZ   Television,   Inc.
              (Incorporated   by  reference   to  exhibit   10.13  of
              Company's Form 10-K, No. 333-02302,  dated December 30,
              1996.)

10.12         Master Lease Finance  Agreement  dated as of August 10,      *
              1994 between BancBoston Leasing, Inc. and ACC, as amended. (Incorporated by reference to Exhibit 10.16 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)


10.13         Amendment to Network Affiliation Agreement (TV Alabama,      *
              Inc.)  dated  January    23,  1997   (Incorporated  by
              reference to Exhibit 10.15 to the Company's  Form 10-Q,
              No. 333-02302, dated February 14, 1997).

10.14         Pledge of Membership  Interests  Agreement  dated as of      *
              September 30, 1997 by  and among ACC; KTUL, LLC; KATV,
              LLC;  WCIV,   LLC;  and   BankBoston,   N.A.  as  Agent
              (Incorporated   by  reference   to  Exhibit   10.16  of
              Company's Form 10-K, No. 333-02302,  dated December 22,
              1997).
27.           Financial Data Schedule  (Electronic Filing Only)

 ----------------
 *Previously filed