Form 10-K
period 1998-09-30
ALLBRITTON COMMUNICATIONS CO
filed 1998-12-24
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 1998
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                          74-1803105
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


808 Seventeenth Street, N.W., Suite 300
Washington, D.C.                                           20006-3903
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (202) 789-2130

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

As of December 22, 1998, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

As used herein, unless the context otherwise requires, the term "ACC" or the "Company" refers to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" refers to WJLA-TV, a division of ACC (operator of WJLA-TV, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT" refers to WCFT-TV, Tuscaloosa, Alabama; "WBMA" refers to WBMA-LP, Birmingham, Alabama; and "WJSU" refers to WJSU-TV, Anniston, Alabama). The term "ATP" refers to Allbritton Television Productions, Inc., the term "ANB" refers to Allbritton News Bureau, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton, Chairman of ACC. "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Westfield" refers to Westfield News Advertiser, Inc., an affiliate of ACC that is wholly-owned by Joe L. Allbritton. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. "Harrisburg Television" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that programs WJSU and owns WCFT and WBMA. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is an 80%-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, President and a Director of ACC, that owns 20% of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name that owns 20% of each of Harrisburg Television and TV Alabama.

                                TABLE OF CONTENTS

                                                                        PAGE

Part I
 Item 1.  Business.........................................................1
 Item 2.  Properties......................................................17
 Item 3.  Legal Proceedings...............................................19
 Item 4.  Submission of Matters to a Vote of Security Holders.............19

Part II
 Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters..............................19
 Item 6.  Selected Consolidated Financial Data............................20
 Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................22
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk......39
 Item 8.  Consolidated Financial Statements and Supplementary Data........39
 Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure...................39

Part III
 Item 10.  Directors and Executive Officers of the Registrant.............40
 Item 11.  Executive Compensation.........................................43
 Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management...............................................44
 Item 13.  Certain Relationships and Related Transactions.................45

Part IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.............................................48

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1994, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S OUTSTANDING INDEBTEDNESS AND ITS HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON THE COMPANY BY THE TERMS OF THE COMPANY'S INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE AND PAY-PER-VIEW AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION ("FCC") REGULATIONS; THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY; AND THE UNCERTAINTY ASSOCIATED WITH THE IMPACT OF YEAR 2000 ISSUES ON THE COMPANY, ITS CUSTOMERS, ITS VENDORS AND OTHERS WITH WHOM IT DOES BUSINESS.

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


                                     PART I

                                ITEM 1. BUSINESS

The Company

Allbritton Communications Company ("ACC" or the "Company") itself and through subsidiaries owns and operates ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa (Birmingham), Alabama; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. The Company's owned and operated stations broadcast to the 8th, 39th, 46th, 57th, 59th, 68th and 120th largest national media markets in the United States, respectively, as defined by the A.C. Nielsen Co. ("Nielsen"). The Company also owns a low power television station (WBMA) licensed to Birmingham, Alabama and programs a station in Anniston (Birmingham), Alabama.

WJLA is owned and operated by ACC, while the Company's remaining owned and operated stations are owned by Harrisburg Television, Inc. (WHTM), KATV, LLC
(KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT and

WBMA). Each of these is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. TV Alabama began programming WJSU, licensed to Anniston (Birmingham), Alabama, under a ten-year Time Brokerage Agreement (referred to herein as a Local Marketing Agreement ("LMA")) effective December 29, 1995 (the "Anniston LMA"). The Company also engages in other activities relating to the production and distribution of television programming through Allbritton Television Productions, Inc. ("ATP"), a wholly-owned subsidiary of ACC. ACC was founded in 1974 and is a subsidiary of Allbritton Group, Inc. ("AGI"), which is controlled by Perpetual Corporation, which in turn is controlled by Joe L. Allbritton, ACC's Chairman. ACC and its subsidiaries are Delaware corporations or limited liability companies. ACC's corporate headquarters is located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3903, and its telephone number at that address is (202) 789-2130.

Television Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there is a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast television station is granted by the FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels 14-69) of the spectrum because VHF channels usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the competitive advantage of television stations broadcasting over the VHF band.

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

Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses two methods of determining a station's ratings and share. In larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed diaries of television viewing, while in smaller markets ratings are determined by weekly diaries only. Of the market areas in which the Company conducts business, Washington, D.C. and Birmingham, Alabama are metered markets while the remaining markets are weekly diary markets.

Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, UPN, WB and recently PAX TV have been launched as new television networks.

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

An affiliate of UPN, WB or PAX TV receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of UPN, WB or PAX TV must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks, which may partially offset their higher programming costs.

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

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers and newspapers serving the same market. Traditional network programming, and recently FOX programming, generally achieve higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time become available for sale by independent stations and FOX affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area's audience.

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

Direct Broadcast Satellite ("DBS") service has recently been introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. At present, the nature of DBS service permits primarily national programming and, except in limited circumstances, does not offer locally originated programs or advertising.

The Company believes that the market shares of television stations affiliated with ABC, NBC and CBS declined during the 1980s primarily because of the emergence of FOX and certain strong independent stations and secondarily because of increased cable penetration. Independent stations have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, network-quality programming. In addition, there has been substantial growth in the number of home satellite dish receivers and video cassette recorders, which has further expanded the number of programming
alternatives   available  to  household   audiences.

Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats have enabled some broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC recently authorized a transition plan to convert existing analog stations to digital by temporarily authoring a second channel to transmit programming digitally with the return of the analog channel after the transition period. Of the Company's stations, only WJLA in Washington, D.C. broadcasts with both an analog and digital signal at this time.

Station Information

The following table sets forth general information for each of the Company's owned and/or programmed stations as of November 1998 :


                                                                                   Total
                                                                         Market    Commercial   Station    Rank
        Designated                                Network    Channel     Rank or   Competitors  Audience     in        Acquisition
        Market Area                Station       Affiliation Frequency   DMA<F1>   in Market<F2>Share<F3>  Market<F4>    Date
        -----------                -------       ----------- ---------   -------  ----------------------------------------------

Washington, D.C.<F5>                 WJLA            ABC      7/VHF           8         6          22%       3         01/29/76
Birmingham (Anniston and
      Tuscaloosa), AL<F7>      WBMA /WCFT/WJSU       ABC           -         39         6          24%       3              -
      Birmingham<F5> <F7>            WBMA            ABC      58/UHF          -         -          -         -         08/01/97
      Anniston<F8>                   WJSU            ABC      40/UHF          -         -          -         -              -
      Tuscaloosa<F5>                 WCFT            ABC      33/UHF          -         -          -         -         03/15/96
Harrisburg-Lancaster-York-Lebanon,
      PA <F5>                        WHTM            ABC      27/UHF         46         5          24%       2         03/01/96
Little Rock, AR <F5>                 KATV            ABC      7/VHF          57         5          32%       1         04/06/83
Tulsa, OK <F5>                       KTUL            ABC      8/VHF          59         5          30%       2         04/06/83
Roanoke-Lynchburg, VA <F5>           WSET            ABC      13/VHF         68         4          24%       2         01/29/76<F6>
Charleston, SC <F5>                  WCIV            ABC      4/VHF         120         5          17%       3         01/29/76<F6>
---------

<F1>     Represents market rank based on the Nielsen Station Index for November 1998.
<F2>     Represents the total number of commercial  broadcast  television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period.
<F3>     Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00
         a.m., Sunday through Saturday.
<F4>     Represents  the  station's  rank in the DMA based on its share of total viewing of commercial  broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F5>     Owned Station.
<F6>     WSET and WCIV have been  indirectly  owned and  operated  by Joe L.
         Allbritton  since 1976.  On March 1, 1996,  WSET and WCIV
         became wholly-owned subsidiaries of ACC.
<F7>     TV Alabama serves the Birmingham market by simultaneously  broadcasting identical  programming  over  WBMA,  WCFT and WJSU  (which  TV  Alabama programs  pursuant to the Anniston  LMA).  The stations are listed on a combined  basis by  Nielsen  as WBMA,  the call  sign of the low  power television station.
<F8>     Programmed Station.

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

In addition, the Company constantly seeks to enhance net operating revenues at a marginal incremental cost through its use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 71 radio stations in six states and pay-per-view cable viewing to selected Arkansas cable system viewers.

The Company's operating strategy focuses on four key elements:

Local News and Community Leadership. The Company's stations strive to be local news leaders to exploit the revenue potential associated with local news leadership. Since the acquisition of each station, the Company has focused on building that station's local news programming franchise as the foundation for building significant audience share. In each of its market areas, the Company develops additional information-oriented programming designed to expand the stations' hours of commercially valuable local news and other programming with relatively small incremental increases in operating expenses. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods adjacent to the news. In addition, management believes strong local news product has helped differentiate local broadcast stations from the increasing number of cable programming competitors that generally do not provide this material.

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

Cost Control. Management believes that controlling costs is an essential factor in achieving and maintaining the profitability of its stations. The Company believes that by delivering highly targeted audience levels and controlling programming and operating costs, the Company's stations can achieve increased levels of revenue and operating cash flow. As the provider of ABC network programming in each of its market areas, the Company has entered into long-term affiliation agreements. Further, each station rigorously manages its expenses through project accounting, a budgetary control process, which includes daypart revenue analysis, and expense analysis. Moreover, each of the stations closely monitors its staffing levels.

Owned and/or Programmed Stations

WJLA: Washington, D.C.

Acquired by the Company in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The Station's FCC license expires on October 1, 2004. Washington, D.C. is the eighth largest DMA, with approximately 1,956,000 television households. The Company believes that this position historically permitted stations in this market to earn higher advertising rates than its other owned and operated stations because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington market is served by six commercial television stations.

WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama

The Company acquired WCFT in March 1996 and commenced programming WJSU pursuant to the Anniston LMA in December 1995. The Anniston LMA expires on December 29, 2005. Both stations are ABC affiliates pursuant to an affiliation agreement that expires on September 1, 2006. The FCC licenses for both stations expire on April 1, 2005. The Company also owns a low power television station licensed to Birmingham, Alabama (WBMA). In October 1998, Nielsen collapsed the Tuscaloosa DMA (187th largest) and the Anniston DMA (201st largest) into the Birmingham DMA creating the 39th largest DMA with approximately 657,000 television households. The Birmingham DMA is served by six commercial television stations.

In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU (the "Anniston Option"). The cost of the Anniston Option was $15,348,000 and it is exercisable for additional consideration of $3,337,000. Exercise of the Anniston Option is subject to certain conditions, including a change in FCC rules or a waiver permitting common ownership of WCFT and WJSU (see Legislation and Regulation).

The Company serves the Birmingham market by simultaneously transmitting identical programming from its studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. The Company has retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining its primary news and sales presence in Birmingham.

WHTM: Harrisburg-Lancaster-York-Lebanon, Pennsylvania

Acquired by the Company in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The Station's FCC license expires August 1, 1999. The application for renewal of the FCC license will be submitted by April 1, 1999. Harrisburg, Pennsylvania, which consists of nine contiguous counties located in central Pennsylvania, is the 46th largest DMA, reaching approximately 592,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by five commercial television stations, one of which is a VHF station.

KATV: Little Rock, Arkansas

Acquired by the Company in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2005. The Little Rock market is the 57th largest DMA, with approximately 484,000 television households. The Little Rock market has a diversified economy, both serving as the seat of state and local government and housing a significant concentration of businesses in the medical services, transportation and insurance industries. The Little Rock market is served by five commercial television stations.

Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2003, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 71 radio stations in six states. Pay-per-view and home video rights are also controlled by ARSN.

KTUL: Tulsa, Oklahoma

Acquired by the Company in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 59th largest DMA, with approximately 473,000 television households. Because of the demographic characteristics of the Tulsa DMA, the Company believes many advertisers consider it an excellent national test market. Consequently, it believes KTUL derives incremental advertising revenues from advertisers seeking to test-market new products. The Tulsa market is served by five commercial television stations.

WSET: Roanoke-Lynchburg, Virginia

Acquired by the Company in 1996, WSET has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. WSET's FCC license expires on October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 68th largest DMA, with approximately 402,000 television households. The Lynchburg DMA is served by four commercial television stations.

WCIV: Charleston, South Carolina

Acquired by the Company in 1996, WCIV has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. WCIV's FCC license expires on December 1, 2004. Charleston, South Carolina is the 120th largest DMA, with approximately 216,000 television households. The Charleston DMA is served by five commercial television stations.

Network Affiliation Agreement and Relationship

WJLA, WBMA/WCFT/WJSU, WHTM, KATV, KTUL, WSET and WCIV are ABC network affiliates: their current affiliation agreement expires September 1, 2006, January 1, 2005, October 1, 2005, July 31, 2005, July 31, 2005 and August 20,
2006, respectively. ABC has routinely renewed the affiliation agreements with these stations; however, there can be no assurance that these affiliation agreements will be renewed in the future. Continuation of the ABC's affiliation agreement with WCFT and WJSU is conditional on WJSU's continuing to be programmed by ACC under the Anniston LMA for the duration of the affiliation agreement. Changes by Congress or by the FCC in the current regulatory treatment of LMAs for television stations could have a material adverse effect on the Anniston LMA which, in turn, could jeopardize the Company's ABC network affiliation in the Birmingham market. As one of the largest group owners of ABC network affiliates in the nation, ACC believes it enjoys excellent relations with the ABC network.

Generally, each affiliation agreement provides the Company's stations with the right to broadcast programs transmitted by the network that includes designated advertising time the revenue from which the network retains. For every hour or fraction thereof that the station elects to broadcast network programming, the network pays the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, "prime time" programming generates the highest hourly rates. Under specified conditions, rates are subject to increase or decrease by the network during the term of each affiliation agreement, with provisions for advance notice and right of termination on behalf of the station in the event of a reduction in rates.

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

The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television has significantly altered competition for audience share in the television industry. These alternative transmission methods can increase competition for a broadcasting station both by bringing into its market area distant broadcasting signals not otherwise available to the station's audience and by serving as a distribution system for programming originated on the cable system. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. To the extent cable operators elect to do so, increased competition for local news audiences could have an adverse effect on the Company's advertising revenues.

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

License Renewal: Broadcast television licenses are generally granted for maximum terms of eight years. License terms are subject to renewal upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing.

In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, there can be no assurance that each of the Company's broadcast licenses will be renewed in the future. All of the stations' existing licenses were renewed for full terms and are currently in effect.

Programming and Operation: The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees must continue to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. The FCC also has adopted rules that place additional obligations on television station operators for maximum amounts of advertising and minimum amounts of programming specifically targeted for children, as well as additional public information and reporting requirements.

Digital Television: The FCC has adopted rules for implementing digital (including high-definition) television ("DTV") service in the United States. Implementation of DTV is intended to improve the technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station's geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. Under the proposal, stations will be required to phase-in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. Implementation of advanced television service may impose additional costs on television stations providing the new service, due to increased equipment costs, and may affect the competitive nature of the market areas in which the Company operates if competing stations adopt and implement the new technology before the Company's stations. The FCC has adopted standards for the transmission of advanced television signals. These standards will serve as the basis for the phased conversion to digital transmission. Of the Company's stations, only WJLA in Washington, D.C. currently operates a DTV channel in concert with its analog signal.

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

Related to the Duopoly rule, the FCC has proposed the adoption of rules that would modify the current treatment of the control and ownership attribution with respect to LMAs entered into by television stations. The FCC proposes that time brokerage of any other television station in the same market for more than fifteen percent of the brokered station's weekly broadcast hours would result in counting the brokered station toward the brokering licensee's national and local multiple ownership limits. The FCC has proposed that LMAs in existence prior to November 6, 1996 be grandfathered for the length of their terms so as not to place owners of stations in violation of the rules if such owners also operate another station pursuant to such LMAs. Although the Company cannot predict the outcome of this proceeding, if the local multiple ownership rules are not relaxed as proposed, attribution could preclude television LMAs in any market where the time broker owns or has an attributable interest in another television station. Changes by the FCC in its current policy regarding LMAs for television stations could potentially have a material adverse effect on the Anniston LMA, which, in turn, could jeopardize the Company's ABC network affiliation in the Birmingham market.

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

Employees

As of September 30, 1998, the Company employed in full-time positions 806 persons, including 198 at WJLA, 107 at KATV, 113 at KTUL, 104 at WHTM, 115 at WBMA/WCFT/WJSU, 92 at WSET, 63 at WCIV and 14 in its corporate office. Of the employees at WJLA, 106 are represented by three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The AFTRA contract was renegotiated effective June 1, 1996 through September 30, 1999. The DGA contract was renegotiated effective July 16, 1996 through January 16, 2000. The NABET/CWA contract expired June 1, 1995. Members of this union have been working without a contract since that time. WJLA management is in the process of negotiating a new contract and anticipates resolving the outstanding issues without any material adverse impact to the station. No employees of the Company's other owned and/or programmed stations are represented by unions. The Company believes its relations with its employees are satisfactory.

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

WCIV is currently involved in remediating contamination associated with releases of hazardous substances at its transmitter site. In September 1994, approximately 2,000 gallons of electric generator fuel spilled from an above-ground tank on the premises of WCIV. With the assistance of environmental consultants and under supervision of the South Carolina Department of Health and Environmental Control ("SCDHEC"), WCIV has undertaken remediation of the contamination by installing wells for recovery of free product and monitoring wells. Based upon the scope of the remediation required as determined by the environmental consultants, the Company has estimated that any remaining costs associated with the monitoring wells and related testing are minimal. However, there can be no assurance that SCDHEC will not require further remedial activities.

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

In August 1995, concentrations of certain metals including arsenic, barium, chromium and lead in the soil of a septic leach field were discovered on the property of WCFT. The Company has been advised that these concentrations are in the range of background concentrations for the area. As long as concentrations are demonstrated to be below background to the satisfaction of the State of Alabama, response action would not be anticipated.

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

KATV's broadcast tower, which met non-governmental wind-loading standards when built, does not meet the current guidelines for wind-loading on broadcast towers adopted in 1992. Because standards were modified subsequent to the tower construction, KATV's tower is "grandfathered" under the prior guidelines.
Engineering studies, however, indicate that the tower may be significantly overstressed under the revised guidelines, particularly at sustained winds of 70 miles per hour and at risk of failing in such sustained winds. KATV has taken steps to limit access to the area around the tower and to avoid work on the tower during windy conditions. KATV is in the final stages of completing structural modifications to the tower to bring it within current guidelines. The owner of KETS-TV, which has an antenna on the tower, has received a grant from the National Telecommunications and Information Administration in the Department of Commerce for matching funds to help offset the costs of tower modification. KATV's share of the estimated costs for this work is approximately $300,000. In the event the tower failed prior to completion of structural modifications, KATV would seek to continue transmission by direct fiber feeds to cable television systems and temporary leased space on another neighboring broadcast tower, although there can be no assurance that such an alternative would be available at such time.

The following table describes the general characteristics of the Company's principal real property:

                                                                   Approximate       Lease Expiration
Facility                   Market/Use          Ownership               Size                 Date
--------                   ----------          ---------               ----                 ----
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

KATV                  Little Rock, AR
                      Office/Studio              Owned             20,500 sq. ft.           N/A
                      Tower/Transmitter          Owned             188 Acres                N/A
                      Annex/Garage               Owned             67,400 sq. ft.           N/A

KTUL                  Tulsa, OK
                      Office/Studio              Owned             13,520 sq. ft.           N/A
                      Tower/Transmitter          Owned             160 acres                N/A
                      Tower                      Leased            1 acre                 5/30/05

WSET                  Lynchburg, VA
                      Office/Studio              Owned             15,500 sq. ft.           N/A
                      Tower/Transmitter          Owned             2,700 sq. ft.            N/A

WCIV                  Mt. Pleasant, SC
                      Office/Studio              Owned             21,700 sq. ft.           N/A
                      Tower/Transmitter          Leased            2,000 sq. ft.          8/31/06

WCFT/WJSU <F1>        Birmingham, AL
                      Office/Studio              Leased            26,357 sq.ft           9/30/06
                      Satellite Dish Farm        Leased            0.5 acres              9/30/06
                      Tower/Relay-Pelham         Leased            .08 acres             10/31/01
                      Tower/Relay-Red Mtn.       Owned             .21 acres                N/A

                      Tuscaloosa, AL
                      Office/Studio              Owned             9,475 sq. ft.            N/A
                      Tower-Tuscaloosa           Owned             10.5 acres               N/A
                      Tower-AmSouth              Leased            134.3 acres            4/30/06

                      Anniston, AL  <F2>
                      Office/Studio              Leased            7,273 sq. ft.       6 months notice
                      Tower-Blue Mtn.            Owned             1.7 acres                N/A
                      Gadsden Office             Leased            1,000 sq. ft.          Monthly
                      Tower-Bald Rock            Leased            1 acre                 8/29/16
----------

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

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in thousands)


The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. The selected consolidated financial data for the fiscal years ended September 30, 1994, 1995, 1996, 1997 and 1998 are derived from the Company's audited Consolidated Financial Statements.

                                                           Fiscal Year Ended September 30,
                                                           ------------------------------
                                      1994             1995              1996             1997            1998
                                      ----             ----              ----             ----            ----
Statement of Operations Data <F1>:
Operating revenues, net             $125,830          $138,151          $155,573         $172,828       $182,484
Television operating expenses,
    excluding depreciation and
    amortization                      67,745            75,199            92,320          105,630        106,147
Depreciation and amortization          5,122             4,752            10,257           19,652         18,922
Corporate expenses                     4,250             3,753             5,112            4,382          4,568
Operating income                      48,713            54,447            47,884           43,164         52,847
Interest expense                      22,303            22,708            35,222           42,870         44,340
Interest income                        2,292             2,338             3,244            2,433          3,339
Income before extraordinary
    items and cumulative
    effect of changes in
    accounting principles             17,360            19,909             8,293              424          5,746
Extraordinary loss <F2>                   --                --            (7,750)              --         (5,155)
Cumulative effect of change in
    accounting principle <F3>          3,150                --              --                 --             --
Net income                            20,510            19,909               543              424            591

                                                                   As of September 30,
                                                                   -------------------
                                         1994           1995             1996              1997           1998
                                         -----          ----             -----             ----           ----
Balance Sheet Data <F1>:
Total assets                         $94,079           $99,605          $281,778         $280,977        $279,521
Total debt <F4>                      199,473           198,919           402,993          415,722         429,691
Redeemable preferred stock <F5>          168               168                --               --             --
Stockholder's investment            (136,961)         (133,879)         (172,392)        (185,563)       (203,776)

                                                             Fiscal Year Ended September 30,
                                                             -------------------------------
                                       1994              1995              1996            1997            1998
                                       ----              ----              ----            ----            ----
Cash Flow Data <F1> <F6>:
Cash flow from operating
     activities                      $18,267           $22,145           $28,370          $15,551         $28,022
Cash flow from investing activities   (1,420)           (2,543)         (165,109)         (17,363)         (8,190)
Cash flow from financing activities  (16,905)          (18,549)          145,031           (2,875)        (13,404)

                                                           Fiscal Year Ended September 30,
                                       1994              1995              1996             1997           1998
                                       ----              ----              ----             ----           ----
Financial Ratios and Other Data <F1>:
Operating Cash Flow <F7>             $53,835           $59,199           $58,141          $62,816         $71,769
Operating Cash Flow Margin <F8>        42.8%             42.9%             37.4%            36.3%           39.3%
Capital expenditures                   3,264             2,777            20,838           12,140           8,557



<F1>     The consolidated statement of operations data, balance sheet data, cash flow data and financial ratios and other data as of and for the year ended September 30, 1996 include the effects of significant transactions consummated by the Company during the year that impact the comparability of Fiscal 1996 data to previous years. Such transactions include the effects of a $275,000 offering of 9.75% Senior Subordinated Debentures due 2007, the asset acquisitions of WHTM and WCFT, the acquisition of the Anniston LMA and Anniston Option, the early repayment of approximately $74,704 in debt and payment of a prepayment penalty on such debt of $12,934. These transactions are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Notes 3 and 6 of Notes to Consolidated Financial Statements. In addition, the comparability of Fiscal 1997 and 1998 data to Fiscal 1996 data is impacted by the fact that that the results of operations of WHTM, WCFT and WJSU are included for the full year in Fiscal 1997 and 1998 as compared to the period from the date of acquisition and the effective date of the Anniston LMA in Fiscal 1996.
<F2>     The  extraordinary  losses during Fiscal 1996 and Fiscal 1998 resulted from the early repayment of long-term debt (see Note 6 of Notes to Consolidated Financial Statements).
<F3>     As required by generally accepted  accounting  principles,  the Company changed its method of accounting for income taxes during Fiscal 1994.
<F4>     Total debt is defined as long-term debt (including the current portion thereof, and net of discount), short-term debt and capital lease obligations.
<F5>     In September 1996, the Company purchased for cash the Series A redeemable  preferred stock at its redemption  value of $168.
<F6>     Cash flows from operating, investing and financing activities were
         determined   in  accordance   with   generally   accepted   accounting
         principles.   See   Consolidated   Financial   Statements-Consolidated
         Statements of Cash Flows.
<F7>     "Operating Cash Flow" is defined as operating income plus  depreciation and amortization. Programming expenses are included in television operating expenses. The Company has included Operating Cash Flow data because it understands that such data is used by investors to measure a company's ability to fund its operations and service debt. Operating
         Cash Flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.
<F8>     "Operating Cash Flow Margin" is defined as Operating Cash Flow as a percentage of operating revenues, net.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)


General Factors Affecting the Company's Business

The Company owns and/or programs ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT in Tuscaloosa, Alabama (west of Birmingham, Alabama). The Company also programs the ABC network affiliate WJSU in Anniston, Alabama (east of Birmingham, Alabama) under the Anniston LMA, and owns a low power television station licensed to Birmingham, Alabama (WBMA). The Company operates WCFT and programs WJSU in tandem with WBMA serving the viewers of Birmingham, Tuscaloosa and Anniston.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because the Company relies on sales of advertising time for substantially all of its revenues, its operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which the Company's stations operate. For Fiscal 1996, 1997 and 1998, WJLA accounted for approximately one-half of the Company's total revenues. As a result, the Company's results of operations are highly dependent on WJLA and, in turn, the Washington, D.C. economy and, to a lesser  extent,  on each of the other  local  economies  in which the  Company's stations operate. The Company is also dependent on automotive-related advertising. Approximately 25%, 26% and 25% of the Company's total broadcast revenues for the years ended September 30, 1996, 1997 and 1998, respectively, consisted of automotive-related advertising. A significant decrease in such advertising could materially and adversely affect the Company's operating results.

Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the last three fiscal years and the percentage contribution of each to the total broadcast revenues of the Company, before fees.

                                                             Fiscal Year Ended September 30,
                                                             -------------------------------
                                          1996                         1997                       1998
                                          ----                         ----                       ----
                                 Dollars       Percent         Dollars       Percent       Dollars     Percent
                                 -------       -------         -------       -------       -------     -------
Local/regional <F1>              $ 77,248       48.0%         $ 85,954       48.1%        $ 92,398       49.0%
National <F2>                      64,277       40.0%           71,324       40.0%          75,530       40.0%
Network compensation <F3>           5,443        3.4%            6,223        3.5%           6,237        3.3%
Political <F4>                      3,160        2.0%            4,273        2.4%           3,291        1.8%
Trade and barter <F5>               7,119        4.4%            7,868        4.4%           8,192        4.3%
Other revenues <F6>                 3,489        2.2%            3,002        1.6%           3,065        1.6%
                                 --------       -------       --------     -------        --------     -------
Broadcast revenues                160,736      100.0%          178,644      100.0%         188,713      100.0%
                                               ======                       ======                      ======
Fees <F7>                          (5,541)                      (6,068)                     (6,202)
                                  -------                       ------                     -------
Broadcast revenue,
   net of fees                    155,195                      172,576                     182,511
Non-broadcast revenue <F8>            378                          252                         (27)
                                ---------                    ---------                  ----------
Total net operating revenues     $155,573                     $172,828                    $182,484
                                  =======                      =======                     =======

----------

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

Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing almost 90% of the Company's total broadcast revenues in each of the last three fiscal years. Although the total percentage contribution of local/regional and national advertising has been relatively constant over such period, the growth rate of local/regional and national advertising revenues varies annually based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets. Local/regional advertising revenues increased 14.9%, 11.3% and 7.5% in Fiscal 1996, 1997 and 1998, respectively; and national advertising revenues increased 7.3%, 11.0% and 5.9% during the same respective periods. Each other individual category of revenues represented less than 5.0% of the Company's total revenues for each of the last three fiscal years.


Results of Operations - Fiscal 1998 Compared to Fiscal 1997

As compared to Fiscal 1997, the Company's results of operations for Fiscal 1998 principally reflect increased demand by advertisers in the Washington, D.C. market as well as increased audience share and advertising revenues in the Birmingham market. The comparative results are also impacted by the effect of the Company's $150,000 offering of its 8.875% Senior Subordinated Notes due 2008 (the "8.875% Notes") completed on January 22, 1998. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11.5% Senior Subordinated Debentures due 2004 (the "11.5% Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11.5% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Set forth below are selected consolidated financial data for Fiscal 1997 and 1998, respectively, and the percentage change between the years.


                                                             Fiscal Year Ended September 30,
                                                             -------------------------------

                                                                                          Percentage
                                                    1997                  1998             Change
                                                    ----                  ----             ------
         Operating revenues, net                  $172,828              $182,484             5.6%
         Total operating expenses                  129,664               129,637             0.0%
                                                   -------               -------
         Operating income                           43,164                52,847            22.4%
         Nonoperating expenses, net                 41,630                41,514           (0.3)%
         Income tax provision                        1,110                 5,587           403.3%
                                                   -------              --------
         Income before extraordinary loss              424                 5,746         1,255.2%
         Extraordinary loss, net of income
               tax benefit                              --                (5,155)           --
                                                 ---------               ------

         Net income                            $       424            $      591            39.4%
                                                  ========              ========

         Operating cash flow                     $  62,816              $ 71,769            14.3%
                                                    ======                ======

Net Operating Revenues

Net operating revenues for Fiscal 1998 totaled $182,484, an increase of $9,656, or 5.6%, as compared to Fiscal 1997. This increase resulted principally from increased local/regional and national advertising demand in the Company's Birmingham and Washington, D.C. markets, partially offset by a decline in the Tulsa market as well as decreased political advertising in the majority of the Company's markets. The revenue growth in Birmingham was achieved through increased audience and market share. The expansion in audience and market share was the result of the Company's development of the Birmingham operation.

Local/regional advertising revenues increased $6,444, or 7.5%, over Fiscal 1997. The increase was primarily attributable to an improvement in the Washington, D.C. and Little Rock local/regional advertising markets as well as market share gains by the Birmingham stations, offset by a weakening in the Harrisburg market for local/regional advertisers.

National advertising revenues increased $4,206, or 5.9%, in Fiscal 1998 over the prior fiscal year. The increase was principally attributable to improvements in the Washington, D.C. and Harrisburg national advertising markets and market share gains by the Birmingham stations, offset by a weakening in the Tulsa market for national advertisers.

Political advertising revenues decreased by $982, or 23.0%, in Fiscal 1998 from Fiscal 1997. This decrease was primarily due to the national presidential election as well as various high-profile local races in several of the Company's markets that took place during the first quarter of Fiscal 1997 with no comparable political elections occurring during the first quarter of Fiscal 1998. The decrease was partially offset by increased political advertising during the third and fourth quarters of Fiscal 1998 as compared to the last two quarters of Fiscal 1997.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during Fiscal 1998 or 1997.

Total Operating Expenses

Total operating expenses in Fiscal 1998 were $129,637, a decrease of $27 compared to total operating expenses of $129,664 in Fiscal 1997.

Television operating expenses, excluding depreciation and amortization, totaled $106,147 in Fiscal 1998, an increase of $517, or 0.5%, when compared to television operating expenses of $105,630 in Fiscal 1997. The increase in such expenses was reduced by a non-recurring programming expense of approximately $2,000 related to the Company's early termination of a program contract incurred during Fiscal 1997. Excluding this charge from Fiscal 1997 television operating expenses, such expenses increased 2.4% in Fiscal 1998 from Fiscal 1997. This television operating expense increase was primarily attributable to increased news expenses across a majority of the Company's stations, partially offset by an overall reduction in television operating expenses in Birmingham, Little Rock and Charleston.

Depreciation and amortization expense of $18,922 in Fiscal 1998 decreased $730, or 3.7%, from $19,652 in Fiscal 1997. The decrease was primarily attributable to the reduced level of capital expenditures from Fiscal 1996 to Fiscal 1997 and Fiscal 1998.

Corporate expenses in Fiscal 1998 increased $186, or 4.2%, from Fiscal 1997. The increase was due to increases in various expenses, including compensation, travel and entertainment.

Operating Income

Operating income of $52,847 in Fiscal 1998 increased $9,683, or 22.4%, compared to operating income of $43,164 in Fiscal 1997. The operating profit margin in Fiscal 1998 increased to 29.0% from 25.0% for the prior fiscal year.

The increase in operating income and margin was due primarily to operating revenues increasing at a greater rate than operating expenses as discussed above. The Company's Fiscal 1997 operating margins were adversely impacted due to the investment in the start-up operations in Birmingham (e.g., programming and staffing changes, marketing and promotion activities, and depreciation arising from capital expenditures for facility construction and equipment purchases to integrate the operation) during the initial phase of Birmingham's audience share development as well as the non-recurring program termination expense.

Operating Cash Flow

Operating cash flow increased to $71,769 in Fiscal 1998 from $62,816 in Fiscal 1997, an increase of $8,953, or 14.3%. This increase was a result of the growth in net operating revenues together with relatively stable television operating expenses and corporate expenses as discussed above. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense of $44,340 for Fiscal 1998 increased by $1,470, or 3.4%, from $42,870 in Fiscal 1997. This increase was principally due to the incremental interest expense associated with carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11.5% Debentures on January 22, 1998, interest expense for Fiscal 1998 would have been $42,729, a decrease of $141, or 0.3%, as compared to

Fiscal 1997. This decrease was related to a reduced average interest rate on debt as a result of the Company's refinancing on January 22, 1998, partially offset by higher average outstanding debt balances during Fiscal 1998.

The average amount of debt outstanding and the weighted average interest rate on such debt for Fiscal 1998 and 1997 approximated $449,431 and 9.7%, and $413,723 and 10.2%, respectively. The increased weighted average debt balance during Fiscal 1998 was primarily due to carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11.5% Debentures on January 22, 1998, the weighted average balance of debt would have been $430,507 for Fiscal 1998.

Interest income of $3,339 in Fiscal 1998 increased $906, or 37.2%, as compared to interest income of $2,433 in Fiscal 1997. The increase was primarily due to interest earned from temporarily investing the majority of the proceeds from the issuance of the 8.875% Notes for the period from January 22, 1998 until March 3, 1998 at which time the Company redeemed the 11.5% Debentures.

Income Taxes

The provision for income taxes in Fiscal 1998 of $5,587 increased by $4,477, or 403.3%, when compared to the provision for income taxes of $1,110 in Fiscal 1997. The increase was directly related to the $9,799, or 638.8%, increase in income before income taxes and extraordinary loss. This increase was a result of the increased Operating Income and reduced Nonoperating Expenses as discussed above.

Income Before Extraordinary Loss

Income before extraordinary loss in Fiscal 1998 increased by $5,322 from $424 in Fiscal 1997. As discussed previously, the start-up nature of the Birmingham operation and the non-recurring program expense adversely impacted Fiscal 1997 results.

Net Income

Net income for Fiscal 1998 of $591 increased $167, or 39.4%, when compared to net income of $424 in Fiscal 1997. The increase in net income was attributable to the improved operating results for Fiscal 1998 as discussed above, substantially offset by the $5,155 extraordinary loss on early repayment of debt resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Balance Sheet

Significant balance sheet fluctuations from September 30, 1997 to September 30, 1998 consisted of increased cash and cash equivalents and long-term debt. These increases reflect the Company's refinancing transaction in January 1998. In addition, distributions to owners increased as a result of net cash advances made during Fiscal 1998.

Results of Operations - Fiscal 1997 Compared to Fiscal 1996

Factors Affecting Fiscal 1996

There were significant factors which affected the results of operations for the year ended September 30, 1996. In March 1996, the Company, through its 80%-owned subsidiaries, acquired the assets and certain liabilities of WHTM and WCFT for $115,475 and $20,181, respectively (the "Acquisitions"). The results of operations of WHTM and WCFT are included for the period subsequent to the acquisitions. Additionally, in December 1995, the Company, through an 80%-owned subsidiary, entered into the ten-year Anniston LMA with the owners of WJSU, a television station operating in Anniston, Alabama. The operating revenues and expenses of WJSU are therefore included in the Company's consolidated financial statements since December 1995. References to the "New Stations" in Management's Discussion and Analysis of Financial Condition and Results of Operations are to WHTM, WCFT and WJSU as programmed under the Anniston LMA. In addition, WSET and WCIV became wholly-owned subsidiaries of the Company through a contribution of capital stock (the "Contribution") from an affiliate wholly-owned by Joe L. Allbritton.

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

                                                              Fiscal Year Ended September 30,
                                                              -------------------------------
                                                                                         Percentage
                                                     1996                  1997            Change
                                                     ----                  ----            ------
         Operating revenues, net                  $155,573              $172,828            11.1%
         Total operating expenses                  107,689               129,664            20.4%
                                                   -------               -------
         Operating income                           47,884                43,164           (9.9)%
         Nonoperating expenses, net                 33,079                41,630            25.9%
         Income tax provision                        7,812                 1,110          (85.8)%
                                                   -------              --------
         Income before minority interest
               and extraordinary loss                6,993                   424          (93.9)%
         Minority interest in net losses of
               consolidated subsidiaries             1,300                    --            --
         Extraordinary loss, net of income
               tax benefit                          (7,750)                   --            --
                                                    ------              --------

         Net income                              $     543              $    424          (21.9)%
                                                  ========              ========

         Operating cash flow                     $  58,141              $ 62,816             8.0%
                                                    ======                ======

Net Operating Revenues

Net operating revenues for Fiscal 1997 totaled $172,828, an increase of $17,255, or 11.1%, as compared to Fiscal 1996. The New Stations accounted for $11,282, or 65.4%, of the increase in net operating revenues. The majority of this significant contribution by the New Stations was due to the fact that results of the New Stations were included for the full year in Fiscal 1997 as compared to the period from the date of acquisition in Fiscal 1996. The balance of the increase resulted principally from increased local/regional and national advertising in the Washington, D.C. and Little Rock markets offset by a decline in the Charleston market.

Local/regional advertising revenues increased $8,706, or 11.3%, over Fiscal 1996. The increase was largely attributable to a $6,127 increase in local/regional revenues by the New Stations and revenue increases generated by the Company's stations located in the Washington, D.C. and Little Rock markets, offset by weakening in the Tulsa and Charleston markets for local/regional advertisers.

National advertising revenues increased $7,047, or 11.0%, in Fiscal 1997 over the prior fiscal year. The increase was principally attributable to $4,003 generated by the New Stations and improvements in the Washington, D.C., Little Rock and Tulsa markets offset by a weakening in the Charleston market for national advertising.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during Fiscal 1997 or 1996.

Increased network compensation revenue of $780, or 14.3%, over the Fiscal 1996 level was principally attributable to the incremental network compensation of the New Stations during Fiscal 1997.

Total Operating Expenses

Total operating expenses in Fiscal 1997 were $129,664, an increase of $21,975, or 20.4%, compared to total operating expenses of $107,689 in Fiscal 1996.

Television operating expenses (before depreciation, amortization and corporate expenses) totaled $105,630 in Fiscal 1997, an increase of $13,310, or 14.4%, when compared to television operating expenses of $92,320 in Fiscal 1996. Television operating expenses of the New Stations accounted for 79.5% of the increase. The New Stations accounted for a greater proportionate increase in television operating expenses than in net operating revenues principally due to the impact of Birmingham as discussed further below. The remaining increase in television operating expenses is largely attributable to approximately $2,000 of non-recurring program expense resulting from the Company's early termination of a program contract. Excluding the New Stations and the non-recurring program expense, Fiscal 1997 television operating expenses increased approximately $727, or 0.9%, over the Fiscal 1996 level. This expense increase over the prior year was concentrated in the news area, which is consistent with the Company's operating strategy that emphasizes local news leadership in each of its markets.

Depreciation and amortization expense of $19,652 in Fiscal 1997 increased $9,395 from $10,257 in Fiscal 1996. The New Stations accounted for $8,843, or 88.8%, of the increase. This was due to the increased level of depreciable and intangible assets which resulted principally from the acquisition of WHTM and WCFT, the Anniston Option and capital equipment and leasehold improvements associated with the new studio in Birmingham and transmission facilities in Tuscaloosa and Anniston.

Corporate expenses in Fiscal 1997 decreased $730 from Fiscal 1996. The decrease was principally due to a decrease in charitable contributions.

Operating Income

The operating results of the New Stations impacted the Company's consolidated performance trends for Fiscal 1997 as compared to Fiscal 1996 primarily due to the fact that they were included for the entire period in Fiscal 1997 as compared to the period from the date of acquisition in the prior year. In addition, the operating results of the Birmingham operation had a continuing impact on the Company's consolidated performance trends in Fiscal 1997 as compared to Fiscal 1996. The operating margins generated by the Company in the aggregate were adversely impacted primarily due to the Company's continuing investment in the start-up operations in Birmingham, (e.g., programming and staffing changes, marketing and promotional activities) as well as due to the impact of the intangible amortization expense arising from the Acquisitions and increased depreciation expense from capital improvements made to the New Stations.

Operating income of $43,164 in Fiscal 1997 decreased $4,720, or 9.9%, compared to operating income of $47,884 in Fiscal 1996. The operating profit margin in Fiscal 1997 decreased to 25.0% from 30.8% for the comparable period in the prior year. The decrease in operating profit and margin was due primarily to operating expenses increasing at a greater rate than operating revenue as discussed above.

Operating Cash Flow

Operating cash flow increased to $62,816 in Fiscal 1997 from $58,141 in Fiscal 1996, an increase of $4,675, or 8.0%. This increase was a result of the growth in net operating revenues as discussed above together with smaller proportional television operating expenses and corporate expenses. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense of $42,870 for Fiscal 1997 increased by $7,648, or 21.7%, from $35,222 in Fiscal 1996. The increase was attributable to increased interest expense from the issuance of the Company's 9.75% Debentures, together with higher average working capital debt balances during Fiscal 1997 compared to the prior year. The average amount of debt outstanding and the weighted average interest rate on such debt for Fiscal 1997 and 1996 approximated $413,723 and 10.2%, and $324,824 and 10.5%, respectively.

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

Income Before Minority Interest and Extraordinary Loss

Income before minority interest and extraordinary loss in Fiscal 1997 decreased by $6,569, or

93.9%, from Fiscal 1996. As discussed previously, the start-up nature of the Birmingham operation, the increased interest expense and depreciation and amortization associated with the Acquisitions and the non-recurring program expense adversely impacted the Fiscal 1997 results.

Net Income

Net income for Fiscal 1997 of $424 decreased $119, or 21.9%, when compared to net income of $543 in Fiscal 1996. The decrease in net income was attributable to the factors discussed above. Additionally, net income for Fiscal 1996 reflects the $7,750 extraordinary loss on early repayment of debt.

Balance Sheet

Significant balance sheet fluctuations from September 30, 1996 to September 30, 1997 consisted of increased accounts receivable and long-term debt, offset by decreases in cash and cash equivalents and accounts payable. In addition, distributions to owners increased as a result of cash advances made during Fiscal 1997. The increase in accounts receivable reflects the Company's continued revenue growth while the offsetting decreases in cash and cash equivalents and accounts payable were primarily attributable to the timing of cash payments. The increase in long-term debt was related to additional draws under its revolving credit facility and new capital leases to fund capital expenditures, primarily in Birmingham, Alabama and Washington, D.C.


Liquidity and Capital Resources

Cash Provided by Operations

Cash and cash equivalents increased $6,428 from September 30, 1997 to September 30, 1998, principally from net cash provided by operations of $28,022 and a net increase in debt of $12,978, offset by net capital expenditures of $8,557, financing costs and a related prepayment penalty of $10,323 and net distributions to owners of $16,059. Cash provided by operations was primarily a result of net income of $591 plus deprecation and amortization of $18,992 and the extraordinary loss on early repayment of debt of $5,155.

Cash and cash equivalents decreased $4,687 from September 30, 1996 to September 30, 1997, principally resulting from net cash provided by operations of $15,551 and a $10,600 increase in borrowings under a revolving line of credit, offset by net capital expenditures of $12,140, the additional payment under the Anniston Option of $5,348 and net distributions to owners of $12,904. Cash provided by operations was primarily a result of net income of $424 plus depreciation and amortization of $19,652, offset by other changes in assets and liabilities, primarily an increase in accounts receivable, program rights, deferred income taxes and accounts payable.

Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. Prior to the

Contribution, WSET and WCIV made cash advances to Westfield. For Fiscal 1996, 1997 and 1998, the Company made cash advances net of repayments to these related parties of $39,882, $12,904 and $19,237, respectively. In addition, during Fiscal 1996 and 1998, the Company was charged for federal income taxes by Perpetual and Westfield and distributed certain tax benefits to Westfield totaling $836 and $433, respectively. During Fiscal 1997, the Company generated a benefit from federal income taxes of $691. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies. In conjunction with the Contribution, WSET and WCIV declared non-cash dividends in Fiscal 1996 to Westfield totaling $18,371 which represented the cumulative net advances made to Westfield by WSET and WCIV prior to the Contribution. As a result, the net change in distributions to related parties during such periods were $20,675, $12,904 and $18,804, respectively. The advances to these related parties are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary sources of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial Statements.

During Fiscal 1991, the Company made a $20,000 11.06% loan to Allnewsco. This amount has been reflected in the Company's Consolidated Financial Statements on a consistent basis with other distributions to owners. The loan had stated repayment terms consisting of annual principal installments approximating $2,220 commencing January 1997 through January 2005 and payments of interest semi-annually. During Fiscal 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity date to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. Interest payments on the loan have been made in accordance with the terms of the note, and the Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco have been funded by advances from Perpetual to Allnewsco. The Company anticipates that such payments will be funded in a similar manner for the foreseeable future. However, there can be no assurance that Allnewsco will have the ability to make such interest payments in the future.

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, the Company will make distributions and loans to related parties in the future.

Indebtedness

The Company's total debt, including the current portion of long-term debt, increased from $415,722 at September 30, 1997 to $429,691 at September 30, 1998. This debt, net of applicable discounts, consists of $273,935 of the 9.75% Debentures, $150,000 of the 8.875% Notes and $5,756 of capital lease obligations. The increase of $13,969 in total debt from September 30, 1997 to September 30, 1998 was primarily due to the net increase of $27,000 in principal of the 8.875% Notes as compared to the 11.5% Debentures, offset by a $12,700 decrease in amounts outstanding under the revolving credit facility. The Company's $40,000 revolving credit facility is secured by the pledge of the stock of the Company and its subsidiaries and matures April 16, 2001. As of September 30, 1998, there were no amounts outstanding under the revolving credit facility.

Under the existing borrowing agreements, the Company agrees to abide by restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with Perpetual and other related parties. In addition, the Company must maintain specified levels of operating cash flow (as defined in the underlying borrowing agreements) and/or working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 1998, the Company was in compliance with those financial covenants.

Other Uses of Cash

During Fiscal 1996, 1997 and 1998, the Company made $20,838, $12,140 and $8,557, respectively, of capital expenditures. The decrease in capital expenditures from Fiscal 1996 to Fiscal 1997 and to Fiscal 1998 was principally attributable to completion of the facility construction and equipment purchases in Alabama associated with the consolidation of the operations of WCFT and WJSU and the purchase of a corporate aircraft in Fiscal 1997. Capital expenditures in the normal course of business are financed from cash flow from operations or with capitalized leases and are primarily for the acquisition of technical equipment and vehicles to support operations. The Company anticipates that capital expenditures for Fiscal 1999 will approximate $10,000, which includes approximately $2,000 for completion of the project to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. Management expects that the source of funds for these anticipated capital expenditures will be cash provided by operations and capitalized leases. The Company has a $10,000 annually renewable lease credit facility for the purpose of financing capital expenditures under capitalized leases. The equipment under lease is at interest rates which vary according to the lessor's cost of funds. This facility expires on March 1, 1999 and is renewable annually on mutually satisfactory terms. The Company currently intends to renew this facility. At September 30, 1998, $5,756 was outstanding under this lease credit facility.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 1996, 1997 and 1998, the Company made cash payments of approximately $15,700, $19,500 and $17,600, respectively, for rights to television programs. The Fiscal 1997 amount includes the approximate $2,000 non-recurring program expense resulting from the Company's early termination of a program contract. As of September 30, 1998, the Company had commitments to acquire further program rights through September 30, 2005 totaling $36,312 and anticipates cash payments for program rights will approximate $18,000 per year for the foreseeable future. The Company currently intends to fund these commitments with cash provided by operations.

Based upon the Company's current level of operations, management believes that available cash, together with available borrowings under the revolving credit facility and lease credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt for the next twelve months.

ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 1998, 75% of the assets of ACC were held by operating subsidiaries and for Fiscal 1998, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

The Company files state income tax returns in the District of Columbia, Virginia, Maryland, Arkansas, Oklahoma and South Carolina. Separate state income tax returns are filed by the Company's subsidiaries, except for KATV, KTUL, WCIV and WSET. The operations of KATV, KTUL and WCIV are included in the Company's state income tax returns due to their status as single-member limited liability companies. The operations of WSET as well as the Company's Virginia-apportioned operations are included in a combined state income tax return filed with other affiliates. The resulting state income tax liability is not reduced if losses of the affiliates are used to offset the Virginia taxable income of WSET and the Company for purposes of the combined state income tax return.

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

Year 2000 Compliance

The Year 2000 issue, common to most companies, results from computer programs, computer equipment and embedded microprocessors using two digits rather than four to define the applicable year. Computer applications and equipment that use date-sensitive software or date-sensitive embedded microprocessors may recognize a date of "00" as the year 1900 rather than the year 2000. As the Company relies on various technologies throughout its business operations, the Year 2000 issue could result in a system failure or miscalculations causing disruption of operations.

The Company has undertaken various initiatives to ensure that its operational and financial reporting systems and equipment with embedded technology will function properly with respect to dates in the Year 2000 and thereafter. The Company is progressing through a comprehensive plan which includes the following phases: (i) identification of mission-critical operating systems and applications; (ii) inventory of all applications and equipment at risk of being date sensitive to the Year 2000; (iii) assessment and evaluation of Year 2000 issues; (iv) system modification, upgrade or replacement; (v) testing; and (vi) development of contingency plans in the event that modifications, upgrades and replacements are not completed timely or do not fully remediate the Year 2000 issues.

To implement the plan, the Company has established Year 2000 teams from each of its television stations that are responsible for analyzing the Year 2000 impact on operations and for formulating appropriate strategies to resolve the Year 2000 issues. The Company has generally completed the identification and inventory phases and is actively managing projects in the assessment and remediation phases of the Year 2000 plan. The Company's assessment phase of the plan also includes contacting significant third party vendors and service providers in an effort to determine the state of their Year 2000 readiness as all computer software utilized by the Company is purchased or leased from third party vendors. The Company is undertaking formal communications with its significant vendors and service providers and is monitoring responses and implementing additional follow-up measures as necessary.

The Company's plan of remediation includes a combination of installing new applications and equipment, upgrading existing applications and equipment, retiring obsolete systems and equipment and confirming significant third party compliance. A summary of certain of the Company's mission-critical systems follows:

The Company receives network and first-run syndicated programming via satellite. The Company's receipt of that programming is dependent upon the ABC television network and program syndicators resolving their Year 2000 issues. Based upon communications from the ABC television network, the Company does not currently anticipate any disruptions in receiving programming from ABC. The Company is in the process of making inquiries of program syndicators as to their Year 2000 status. In the event of any programming disruptions, the Company has certain alternative programming options that it would plan to consider.

The Company uses advertising inventory management software to manage, schedule and bill advertising at each of the Company's television stations. This software is licensed from a single vendor that has warranted the system for Year 2000 compliance and advised the Company of the satisfactory completion of a Year 2000 test of the software by other users.

The Company utilizes equipment and software to automate the insertion of advertising into program breaks. This equipment and software at certain of the Company's television stations must be upgraded in order to be Year 2000 compliant. The Company expects to complete installation of the upgrades by the end of the third quarter of Fiscal 1999. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can also be performed manually.

The Company uses various broadcast and studio equipment to produce and transmit its broadcast signals. The Company is currently communicating with third party vendors and testing the equipment with respect to embedded technology. The results of the procedures thus far have given the Company no reason to believe that the equipment will not continue to function after 1999. If such procedures indicate that any of the equipment will be impacted by the Year 2000 issue, upgrades or replacements will be necessary.

To date, costs toward achieving Year 2000 compliance, including capital expenditures, have not been material to the Company's results of operations, its cash flow or its financial position, and such costs are not expected to be material in Fiscal 1999 or 2000. Based on the status of the Company's assessment to date, which is incomplete and ongoing, costs of the Company's Year 2000 plan, including those incurred to date, are currently expected not to exceed $2,000. Such costs have been, and are expected to be, principally for capital expenditures for replacement systems. These systems generally provide enhanced capabilities and functionality as well as Year 2000 compliance. The costs will be funded with cash provided by operations. This estimate assumes that third party vendors have accurately assessed the compliance of their products and that they will successfully correct issues in non-compliant products. The Company does not separately track internal costs associated with the Year 2000 issue; however, such costs are not considered to be significant and principally relate to payroll costs of existing engineering personnel. The Company believes that none of its other significant information technology projects has been delayed as a result of the Year 2000 compliance efforts.

Although the Company has not adopted a formal overall contingency plan as of the present time, it has assessed, and will continue to assess, alternatives and other specific contingency plans at the individual project level as highlighted above.

The Company may discover additional Year 2000 issues, including that remediation or contingency plans are not feasible or that the costs of such plans exceed current expectations. In many cases, the Company is relying on assurances from third parties that their systems or that new or upgraded systems acquired by the Company will be Year 2000 compliant. The failure of systems of the Company or third parties could cause a material disruption in the Company's business operations. In addition, disruptions in the general economy as a result of the Year 2000 issue could lead to a reduction of advertising spending which could adversely affect the Company. The Company will continue to evaluate the nature of these risks, but at this time management is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on the Company.

The Company will continue to fulfill the elements of its Year 2000 plan in order to mitigate the impact that any Year 2000 issues may have on the Company. While there can be no assurance that the Company's systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance, management believes that it has an effective program to resolve the Year 2000 issue in a timely manner and that its Year 2000 issues will be remediated.

The information set forth above is deemed by the Company to constitute "Year 2000 Statements" and to contain "Year 2000 Readiness Disclosure" within the meaning of the "Year 2000 Information and Readiness Act. "

New Accounting Standards

Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" become effective during the Company's Fiscal 1999, but will have no impact on the Company's consolidated financial statements.

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

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

    Executive officers and directors of ACC are as follows:

         Name             Age         Title
         ----             ---         -----
Joe L. Allbritton          73   Chairman of the Executive Committee and Director
Barbara B. Allbritton      61   Vice President and Director
Lawrence I. Hebert         52   Chairman, Chief Executive Officer and Director
Robert L. Allbritton       29   President and Director
Frederick J. Ryan, Jr.     43   Vice Chairman, Executive Vice  President,
                                Chief Operating Officer and Director
Jerald N. Fritz            47   Vice President, Legal and Strategic Affairs,
                                General Counsel
Stephen P. Gibson          33   Vice President and Chief Financial Officer
Ray P. Grimes II           49   Vice President, Broadcast Operations, Deputy
                                Chief Operating Officer

 JOE L. ALLBRITTON is the founder of ACC and was Chairman of the Board of Directors from its inception until 1998. In April 1998, Mr. Allbritton became Chairman of the Executive Committee of the Board of Directors of ACC. In addition to his position with ACC, Mr. Allbritton has served as Chairman of the Board of Riggs National Corporation ("Riggs") (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) from 1981 to the present; Chairman of the Board of Riggs Bank N.A. ("Riggs Bank") since 1983 and its Chief Executive Officer since 1982; Director of Riggs Bank Europe Ltd. since 1984 and its Chairman of the Board since 1992; Chairman of the Board and owner since 1958 of Perpetual (owner of ACC and 80% owner through Allnewsco of NewsChannel 8, a Virginia-based cable programming service); Chairman of Allnewsco since its inception in 1990; Chairman of the Board and owner since 1988 of Westfield; Chairman of the Board of Houston Financial Services Ltd. Since 1977; Chairman of the Board of WSET since 1974; a Manager of KATV, KTUL and WCIV since 1997; Chairman of the Board of Allfinco, Harrisburg Television and TV Alabama since 1995; Chairman of the Board of AGI and Allbritton Jacksonville, Inc. ("AJI") since 1996; and a Trustee and President of The Allbritton Foundation since 1971. Mr. Allbritton is the husband of Barbara B. Allbritton and the father of Robert L. Allbritton.

BARBARA B. ALLBRITTON has been a Director of ACC since its inception and one of its Vice Presidents since 1980. In addition to her position with ACC, Mrs. Allbritton has been a Director of Riggs since 1991; a Director and Vice President of WSET since 1976; a Vice President and Director of Perpetual since 1978; a Director of Houston Financial Services since 1977; a Director of Allnewsco since 1990; a Trustee and Vice President of The Allbritton Foundation since 1971; a Director of Allfinco, Harrisburg Television and TV Alabama since 1995; a Manager of KATV, KTUL and WCIV since 1997; and a Director of AGI and AJI since 1996. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton.

LAWRENCE I. HEBERT has been Chairman of the Board and Chief Executive Officer of ACC since April 1998 and a Director of ACC since 1981. He also serves as a member of the Executive Committee of the Board of Directors of ACC. He served as Vice Chairman of the Board of ACC from 1983 to 1998, and was its President from 1984 to 1998. He has been a Director of Perpetual since 1980 and its President since 1981; President of Westfield since 1988; President and a Director of Westfield News Publishing, Inc. since 1991; a Director of WSET since 1982; a Manager of KATV, KTUL and WCIV since 1997; Vice Chairman of the Board of Houston Financial Services since 1977; a Director of Allnewsco since 1989; President and a Director of ATP since 1989; a Vice President and a Director of Allfinco since 1995; and a Director of Harrisburg Television and TV Alabama since 1995. He has been President and a Director of AGI and a Director of AJI since 1996. In addition, Mr. Hebert was Vice Chairman of the Board of Riggs from 1988 to 1993, and has been a Director of Riggs since 1988; a Director of Riggs Bank Europe Ltd. since 1987; a Director of Riggs Bank from 1981 to 1988; a Director of Allied Capital II Corporation (venture capital fund) since 1989; and a Trustee of The Allbritton Foundation since 1997.

ROBERT L. ALLBRITTON has been President of ACC since April 1998 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. He served as Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998. He has been a Director of Allnewsco since 1992; a Director of Riggs Bank from 1994 to 1997 and Riggs Bank Europe Ltd. since 1994; a Director of Riggs since 1994; and a Trustee and Vice President of The Allbritton Foundation since 1992. He has been a Director of
Perpetual since 1993; President and Director of Allfinco and Harrisburg Television since 1995; Vice President and a Director of TV Alabama since 1995; Vice President and a Director of AGI since 1996; Vice President and a Director of AJI since 1996 and President of KTUL since 1997. He has been a Manager of KATV, KTUL and WCIV since 1997. He is the son of Joe L. and Barbara B. Allbritton.

FREDERICK J. RYAN, JR. has been Executive Vice President and Chief Operating Officer of ACC since April 1998 and a Director and Vice Chairman of ACC since 1995. He served as Senior Vice President of ACC from 1995 to 1998. He is also Executive Vice President of KATV, KTUL, WSET, WCIV, Harrisburg Television, TV Alabama, AJI and Allnewsco. He previously served as Chief of Staff to former President Ronald Reagan (1989-95) and Assistant to the President in the White House (1982-89). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as a Director of Ford's Theatre, Vice Chairman of the Ronald Reagan Presidential Library Foundation and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a member of the Board of Consultants for Riggs Bank and a Director of Riggs Bank Europe Ltd. in London since 1996.

JERALD N. FRITZ has been a Vice President of ACC since 1987, serving as its General Counsel and overseeing strategic planning and governmental affairs. He also has served as a Vice President of Westfield and ATP since 1988, a Vice President of Allnewsco since 1989 and a Vice President of 78 Inc. and Allfinco since 1995. He has been a Vice President of AGI since 1996. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff, Legal Counsel to the

Chairman and Chief of the Common Carrier Bureau's Tariff Division. Mr. Fritz practiced law with the Washington, D.C. firm of Pierson, Ball & Dowd, specializing in communications law from 1978 to 1981 and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his legal career with the FCC in 1976 and began his career in broadcasting in 1973 with WGN-TV, Chicago. He currently serves as a member of the Governing Committee of the Communications Forum of the American Bar Association, Futures and Copyright Committees of the National Association of Broadcasters and Legislative Committee of the ABC Affiliates Association.

STEPHEN P. GIBSON has been a Vice President of ACC since 1997 when he joined the Company. He served as Vice President and Controller and was named Chief Financial Officer in November 1998. He is also Vice President of AGI, KATV, KTUL, WSET, WCIV, Allfinco, Harrisburg Television, TV Alabama, ATP, ANB, AJI and Allnewsco. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager.

RAY P. GRIMES II has been with ACC since September 1993. He was Director of Cable Enterprises/New Business Development for ACC from April 1994 until April 1995 when he became Vice President of Broadcast Operations and Deputy Chief Operating Officer. He has also served as the Acting General Manager for WJLA from December 1994 until March 1995 and the Acting General Manager for WHTM from November 1996 until February 1997 and from October 1998 to the present. Since 1995 he has been a Vice President of Harrisburg Television and TV Alabama. Prior to joining ACC, Mr. Grimes was associated with United Cable/United Artist/TCI Cable from 1988 through 1993.

                         ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to the Company's Chief Executive Officer and the four most highly compensated Company executive officers for Fiscal 1998, 1997 and 1996:

                                      Summary Compensation Table (1)

         Name and                Fiscal                                      Other Annual            All Other
    Principal Position            Year         Salary          Bonus         Compensation          Compensation
    ------------------            ----         ------          -----         ------------          ------------
Joe L. Allbritton <F2>           1998        $550,000                                              $106,300 <F3>
 Chairman of the Executive       1997         550,000                                               115,500 <F3>
 Committee                       1996         550,000                                               115,500 <F3>

Lawrence I. Hebert <F1><F2>
 Chairman and Chief
 Executive Officer               1998         150,000         $50,000

Frederick J. Ryan, Jr. <F4>      1998         150,000          55,000                                 4,700 <F5>
 Chief Operating Officer         1997         150,000                                                 4,000 <F5>
                                 1996         150,000                                                 3,500 <F5>

Jerald N. Fritz  <F6>            1998         160,000          55,000                                 5,200 <F5>
 Vice President, Legal           1997         150,000          50,000                                 4,800 <F5>
 and Strategic Affairs           1996         140,000          50,000                                 5,300 <F5>

Henry D. Morneault <F7>          1998         160,000          50,000                                 5,000 <F5>
 Former Chief Financial Officer  1997         150,000          55,000                                 4,900 <F5>
                                 1996         136,000          50,000                                 5,400 <F5>

Ray P. Grimes II                 1998         190,000          20,000       $34,600 <F8>              4,000 <F5>
 Deputy Chief Operating          1997         185,000          30,000        30,200 <F8>              4,700 <F5>
 Officer                         1996         185,000          25,000        38,400 <F8>              3,800 <F5>
----------

<F1>     Lawrence I. Hebert,  Chairman and Chief  Executive  Officer of ACC, and
         Robert L. Allbritton, President of ACC, are paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. Except for Mr. Hebert for Fiscal 1998, the allocated portion of such compensation to ACC is less than $100,000, and is, therefore, not included herein.
<F2>     In  April  1998,  Lawrence I. Hebert  was named  Chairman  and Chief
         Executive Officer of ACC, succeeding Joe L. Allbritton.
<F3>     Represents  the imputed  premium  cost  related to certain  split dollar life insurance policies on the life of Mr. Allbritton.
         The annual premiums on such policies are paid by ACC. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F4>     Frederick J. Ryan, Jr. receives additional  compensation from Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including the Company. This additional compensation is not allocated among these interests, and the Company does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan. The portion of the additional compensation paid by Perpetual to Mr. Ryan that may be attributable to his services to the Company has not been quantified. Such portion is not material to the consolidated financial condition or results of operations of the Company.
<F5>     These amounts reflect annual contributions by ACC to the Company's
         401(k) Plan.
<F6>     Jerald N. Fritz is paid compensation by ACC for services to the Company and Perpetual. Perpetual has reimbursed ACC for $12,000, $4,400 and $4,600 of Mr. Fritz's compensation in Fiscal 1996, 1997 and 1998, respectively.
<F7>     Henry D.  Morneault  was paid  compensation  by ACC for services to the
         Company and Perpetual. Perpetual has reimbursed ACC for $33,800, $37,500 and $24,000 of Mr. Morneault's compensation in Fiscal 1996, 1997 and 1998, respectively. Mr. Morneault served as Chief Financial Officer of ACC from 1994 until November 1998.
<F8>     Represents  in Fiscal 1998,  the  compensation  related to an incentive trip  ($10,600)  and other  miscellaneous  items; in  Fiscal  1997, the compensation related to country club fees ($18,100) and other miscellaneous items; and in Fiscal 1996, the compensation related to a company-provided automobile ($10,200), incentive trip ($11,600) and country club fees ($16,600).

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (Dollars in thousands)


Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. For Fiscal 1998, the Company made cash advances to Perpetual of $137,992. In Fiscal 1998, Perpetual made repayments on these cash advances of $118,755. In addition, during Fiscal 1998, the Company was charged for federal income taxes by Perpetual in the amount of $433. As a result, the net change in distributions to related parties during Fiscal 1998 was $18,804. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary source of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial Statements.

During Fiscal 1991, the Company made a $20,000 11.06% loan to Allnewsco. This amount has been reflected in the Company's Consolidated Financial Statements on a consistent basis with other distributions to owners. The loan had stated repayment terms consisting of annual principal installments of approximately $2,220 commencing January 1997 through January 2005 and payments of interest semi-annually. During Fiscal 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity date to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. Interest payments on the loan have been made in accordance with the terms of the note, and the Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco have been funded by advances from Perpetual to Allnewsco. The Company anticipates that such payments will be funded in a similar manner for the foreseeable future. However, there can be no assurance that Allnewsco will have the ability to make such interest payments in the future.

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future. Subsequent to September 30, 1998 and through November 13, 1998, the Company made additional net distributions to owners of approximately $15,813.

Management Fees

Management fees of $344 were paid to Perpetual by the Company for Fiscal 1998. The Company also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 1998 in the amount of $550 and $60, respectively. The Company expects to pay management fees to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton during Fiscal 1999 of approximately $500, $550 and $80, respectively. The Company believes that payments to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton will continue in the future and that the amount of the management fees is at least as favorable to the Company as those prevailing for comparable transactions with or involving unaffiliated parties.

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

The Company files state income tax returns in the District of Columbia, Virginia, Maryland, Arkansas, Oklahoma and South Carolina. Separate state income tax returns are filed by the Company's subsidiaries, except for KATV, KTUL, WCIV and WSET. The operations of KATV, KTUL and WCIV are included in the Company's state income tax returns due to their status as single-member limited liability companies. The operations of WSET as well as the Company's Virginia-apportioned operations are included in a combined state income tax return filed with other affiliates. The resulting state income tax liability is not reduced if losses of the affiliates are used to offset the Virginia taxable income of WSET and the Company for purposes of the combined state income tax return.

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

Office Space

ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs, approximately 37.9% of the common stock of which is deemed to be beneficially owned by Riggs' Chairman, Joe L. Allbritton, including 6.6% over which he may be deemed to share beneficial ownership with Barbara B. Allbritton. During Fiscal 1998, ACC incurred expenses to Riggs Bank of $263 for this space. ACC expects to pay approximately $265 for such space during Fiscal 1999. Management believes the same terms and conditions would have prevailed had they been negotiated with a nonaffiliated company. Local Advertising Revenues


Although WJLA did not receive any local advertising revenues from Riggs Bank during Fiscal 1998, it is anticipated that Riggs Bank may advertise on WJLA in the future. The amount of advertising it may purchase is unknown. Management believes that the terms of the transactions would be substantially the same or at least as favorable to ACC as those prevailing for comparable transactions with or involving nonaffiliated companies.

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

     (2) Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

         See Index on p. F-1 hereof.

     (3) Exhibits

         See Index on p. A-1 hereof.

(b) No reports on Form 8-K were filed during the fourth quarter of Fiscal 1998.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549








                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Accountants.....................................     F-2
Consolidated Balance Sheets as of September 30, 1997 and 1998.........     F-3
Consolidated Statements of Operations and Retained Earnings
 for the Years Ended September 30, 1996, 1997 and 1998................     F-4
Consolidated Statements of Cash Flows for the Years Ended
 September 30, 1996, 1997 and 1998...................................      F-5
Notes to Consolidated Financial Statements...........................      F-6
Financial Statement Schedule for the Years Ended
 September 30, 1996, 1997 and 1998
 II- Valuation and Qualifying Accounts and Reserves..................     F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder
Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Washington, D.C.
November 13, 1998



                        ALLBRITTON COMMUNICATIONS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except share information)

                                                                                          September 30,
                                                                                          -------------
                                                                                   1997                1998
                                                                                   ----                ----

              ASSETS
Current assets
     Cash and cash equivalents..............................................    $  7,421          $   13,849
     Accounts receivable, less allowance for doubtful
        accounts of $1,618 and $1,371.......................................      34,569              33,568
     Program rights.........................................................      15,244              17,199
     Deferred income taxes..................................................       2,617               1,706
     Interest receivable from related party.................................         492                 492
     Other..................................................................       2,405               2,003
                                                                                --------           ---------
        Total current assets................................................      62,748              68,817

Property, plant and equipment, net..........................................      51,921              47,559
Intangible assets, net......................................................     150,493             144,804
Deferred financing costs and other..........................................      10,477              10,856
Cash surrender value of life insurance......................................       4,674               5,648
Program rights .............................................................         664               1,837
                                                                                --------           ---------
                                                                                $280,977            $279,521
                                                                                 =======             =======

          LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities
     Current portion of long-term debt......................................    $  1,320          $    1,436
     Accounts payable.......................................................       3,620               2,648
     Accrued interest payable...............................................      10,765              11,156
     Program rights payable.................................................      19,718              20,249
     Accrued employee benefit expenses......................................       3,728               4,860
     Other accrued expenses.................................................       5,079               4,257
                                                                                --------           ---------
        Total current liabilities...........................................      44,230              44,606

Long-term debt .............................................................     414,402             428,255
Program rights payable......................................................         966               1,722
Deferred rent and other.....................................................       3,067               3,436
Accrued employee benefit expenses...........................................       1,836               1,977
Deferred income taxes.......................................................       2,039               3,301
                                                                                --------          ----------
        Total liabilities...................................................     466,540             483,297
                                                                                 -------             -------

Commitments and contingent liabilities (Note 10)
Stockholder's investment
       Preferred stock, $1 par value, 800 shares authorized, none issued....         --                  --
       Common stock, $.05 par value, 20,000 shares authorized, issued
        and outstanding.....................................................           1                   1
       Capital in excess of par value.......................................       6,955               6,955
       Retained earnings....................................................      44,835              45,426
       Distributions to owners, net (Note 8)................................    (237,354)           (256,158)
                                                                                 -------             -------
        Total stockholder's investment......................................    (185,563)           (203,776)
                                                                                 -------             -------
                                                                                $280,977            $279,521
                                                                                 =======             =======

    See  accompanying   notes  to  consolidated financial statements.


                        ALLBRITTON COMMUNICATIONS COMPANY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)

                                                                          Years Ended September 30,
                                                                1996                1997               1998
                                                                ----                ----               ----

Operating revenues, net...................................     $155,573           $172,828           $182,484
                                                                -------            -------            -------

Television operating expenses, excluding
  depreciation and amortization...........................       92,320            105,630            106,147
Depreciation and amortization.............................       10,257             19,652             18,922
Corporate expenses........................................        5,112              4,382              4,568
                                                               --------          ---------          ---------

                                                                107,689            129,664            129,637
                                                                -------            -------            -------

Operating income..........................................       47,884             43,164             52,847

Nonoperating income (expense)
  Interest income
     Related party........................................        2,212              2,212              2,222
     Other  ..............................................        1,032                221              1,117
  Interest expense........................................      (35,222)           (42,870)           (44,340)
  Other, net..............................................       (1,101)            (1,193)              (513)
                                                              ---------           --------           --------

Income before income taxes, minority interest and
  extraordinary loss......................................       14,805              1,534             11,333
Provision for income taxes................................        7,812              1,110              5,587
                                                               --------          ---------          ---------
Income before minority interest and extraordinary
   loss...................................................        6,993                424              5,746
Minority interest in net losses of consolidated
   subsidiaries...........................................        1,300                 --                 --
Extraordinary loss on early repayment of debt,
   net of income tax benefit of $5,387 in 1996
     and $3,176 in 1998...................................       (7,750)                --             (5,155)
                                                              ----------       -----------         ----------

Net income................................................          543                424                591
Retained earnings, beginning of year......................       62,940             45,102             44,835
Dividend from WSET and WCIV to
   Westfield (Note 8).....................................      (18,371)                --                 --
Tax benefit distributed...................................          (10)              (691)                --
                                                             ----------          ----------       -----------

Retained earnings, end of year............................     $ 45,102           $ 44,835           $ 45,426
                                                                =======            =======            =======


 See     accompanying     notes    to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Years Ended September 30,
                                                                     -------------------------
                                                                1996                1997                1998
                                                                ----                ----                ----
Cash flows from operating activities:
 Net income.............................................   $    543           $     424           $     591
                                                              -------            --------            --------
 Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization........................     10,257              19,652              18,922
   Minority interest in net losses of
    consolidated subsidiaries...........................     (1,300)                --                   --
   Other noncash charges................................        997               1,182               1,267
   Noncash tax benefit distributed......................        --                 (691)                 --
   Extraordinary loss on early repayment of debt........      7,750                 --                5,155
   Provision for doubtful accounts......................        752                 576                 268
   Loss (gain) on disposal of assets....................         90                  28                 (53)
   Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable...............................     (1,130)             (5,926)                733
      Program rights....................................     (1,240)              1,042              (3,128)
      Receivable from related party.....................     (1,578)              1,578                  --
      Other current assets..............................         21                (342)                525
      Other noncurrent assets...........................     (1,370)               (545)               (270)
      Deferred income taxes.............................      1,686                 971                  --
     Increase (decrease) in liabilities:
      Accounts payable..................................      3,483              (2,471)               (972)
      Accrued interest payable..........................      6,249                  41                 391
      Program rights payable............................      1,589                (906)              1,287
      Accrued employee benefit expenses.................        547                 815               1,273
      Other accrued expenses............................        887                 257                (682)
      Deferred rent and other liabilities...............        137                (134)                369
      Deferred income taxes.............................         --                 --                2,346
                                                           --------             -------            --------
          Total adjustments ............................     27,827              15,127              27,431
                                                           --------             -------             -------
          Net cash provided by operating activities          28,370              15,551              28,022
                                                           --------             -------             -------
Cash flows from investing activities:
 Capital expenditures ..................................    (20,838)            (12,140)             (8,557)
 Purchase of option to acquire assets of WJSU...........    (10,000)             (5,348)                --
 Proceeds from disposal of assets.......................         85                 125                 367
 Acquisitions, net of cash acquired.....................   (135,656)                --                  --
 Minority interest investment in
  consolidated subsidiaries.............................      1,300                 --                  --
                                                           --------             -------         -----------
          Net cash used in investing activities.........   (165,109)            (17,363)             (8,190)
                                                            -------              ------             -------
Cash flows from financing activities:
 Proceeds from issuance of debt.........................    285,725                 --              150,000
 Deferred financing costs...............................     (7,605)                --               (4,481)
 Prepayment penalty on early repayment
    of debt.............................................    (12,934)                --               (5,842)
 (Repayments) draws under lines of credit, net..........     (5,000)             10,600             (12,700)
 Principal payments on long-term debt and
    capital leases......................................    (80,365)               (571)           (124,322)
 Distributions to owners, net of certain charges........    (47,397)            (52,597)           (134,814)
 Repayments of distributions to owners..................     12,785              39,693             118,755
 Other..................................................       (178)                --                  --
                                                           --------            ---------           --------
      Net cash provided by (used in) financing activities   145,031              (2,875)            (13,404)
                                                            -------             --------           --------
Net increase (decrease) in cash and cash equivalents....      8,292              (4,687)              6,428
Cash and cash equivalents, beginning of year............      3,816              12,108               7,421
                                                           --------             -------           ---------
Cash and cash equivalents, end of year..................  $  12,108           $   7,421          $   13,849
                                                           ========            ========           =========

  See  accompanying   notes  to  consolidated financial statements.


                        ALLBRITTON COMMUNICATIONS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Allbritton Communications Company (the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns and/or programs ABC network-affiliated television stations serving seven diverse geographic markets:

         Station           Market
         WJLA              Washington, D.C.
         WBMA/WCFT/WJSU    Birmingham (Anniston and Tuscaloosa), Alabama
         WHTM              Harrisburg-Lancaster-York-Lebanon, Pennsylvania
         KATV              Little Rock, Arkansas
         KTUL              Tulsa, Oklahoma
         WSET              Roanoke-Lynchburg, Virginia
         WCIV              Charleston, South Carolina

The Company also engages in various activities relating to the production and distribution of television programming.

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

    Buildings.................................................     15-40 years
    Leasehold improvements....................................      5-32 years
    Furniture, machinery and equipment
           and equipment under capital leases.................      3-20 years

Intangible assets-Intangible assets consist of values assigned to broadcast licenses and network affiliations, favorable terms on contracts and leases and the option to acquire the assets of WJSU (the Option) (see Note 3). The amounts assigned to intangible assets were based on the results of independent valuations and are amortized on a straight-line basis over their estimated useful lives. Broadcast licenses and network affiliations are amortized over 40 years, the premiums for favorable terms on contracts and leases are amortized over the terms of the related contracts and leases (19 to 25 years), and the Option is amortized over the term of the Option and the associated local marketing agreement (10 years). The Company assesses the recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period. Deferred financing costs-Costs incurred in connection with the issuance of long-term debt are deferred and amortized to other nonoperating expense on a straight-line basis over the term of the

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


underlying financing agreement. This method does not differ significantly from the effective interest rate method.

Deferred  rent-Rent  concessions and scheduled rent increases in connection with
operating   leases  are  recognized  as  adjustments  to  rental  expense  on  a straight-line basis over the associated lease term.

Concentration of credit risk-Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 1998 had an overnight repurchase agreement with a financial institution for $12,401. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

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

New pronouncements-SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" are effective during the Company's fiscal year 1999, but will not effect the Company's consolidated financial statements.

NOTE 2 - CONTRIBUTION OF WSET AND WCIV

The common stock of WSET and WCIV, which was formerly held by Westfield, was contributed to the Company on March 1, 1996 (the Contribution). Since the Contribution represents a transfer of assets between entities under common control, the amounts transferred were recorded at historical cost. Further, as the Company, WSET and WCIV were indirectly owned by Mr. Joe L. Allbritton for all periods in which the consolidated financial statements are presented, the Company's consolidated financial statements for the year ended September 30, 1996 have been retroactively restated to reflect the Contribution (See Note 8).

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

In December 1995, the Company, through an 80%-owned subsidiary, entered into a ten-year local marketing agreement (LMA) with the owner of WJSU, a television station operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU, to operate the station and to retain all revenues from advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to the station's owner. The operating revenues and expenses of WJSU are therefore included in the Company's consolidated financial statements since December 1995. In connection with the LMA, the Company entered into the Option to acquire the assets of WJSU. The cost of the Option totaled $15,348, of which $10,000 was paid in December 1995 and $5,348 was paid in January 1997. The Option is exercisable through December 2005, subject to certain conditions, for additional consideration of $3,337.

The following pro forma summary presents the unaudited consolidated results of operations of the Company for the year ended September 30, 1996 as if the above acquisitions, LMA and associated financing transaction (see Note 6) had occurred at the beginning of fiscal year 1996. The results presented in the pro forma summary do not necessarily reflect the results that would have actually been obtained if the offering, acquisitions and LMA had occurred at the beginning of the year.

                                                                (Unaudited)
                                                  Year Ended September 30, 1996
                                                  -----------------------------

         Operating revenues, net.......................        $164,933
         Income before extraordinary item..............           4,204
         Net loss......................................          (3,546)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                September 30,
                                                                                -------------
                                                                         1997                1998
                                                                         ----                ----
         Buildings and leasehold improvements.....................      $ 20,391           $ 20,537
         Furniture, machinery and equipment.......................        97,685            103,498
         Equipment under capital leases...........................         7,277              7,864
                                                                       ---------          ---------
                                                                         125,353            131,899
         Less accumulated depreciation............................       (78,353)           (89,075)
                                                                        --------           --------
                                                                          47,000             42,824
         Land.....................................................         2,508              2,880
         Construction-in-progress.................................         2,413              1,855
                                                                        --------           --------

                                                                        $ 51,921           $ 47,559
                                                                         =======            =======


Depreciation and amortization expense was $6,723, $14,155 and $13,233 for the years ended September 30, 1996, 1997 and 1998, respectively, which includes amortization of equipment under capital leases.


NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                September 30,
                                                                                -------------
                                                                           1997               1998
                                                                           ----               ----

         Broadcast licenses and network affiliations..............      $150,243           $150,243
         Option to purchase the assets of WJSU....................        15,348             15,348
         Other intangibles........................................         7,648              7,648
                                                                       ---------          ---------
                                                                         173,239            173,239
         Less accumulated amortization............................       (22,746)           (28,435)
                                                                        --------           --------

                                                                        $150,493           $144,804
                                                                         =======            =======

Amortization expense was $3,534, $5,497 and $5,689 for the years ended September 30, 1996, 1997 and 1998, respectively. The Company does not separately allocate amounts between broadcast licenses and network affiliations.

                 ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 6 - LONG-TERM DEBT

Outstanding debt consists of the following:

                                                                                         September 30,
                                                                                         -------------
                                                                                   1997                 1998
                                                                                   ----                 ----
Senior Subordinated Debentures, due November 30, 2007
 with interest payable semi-annually at 9.75%..............................      $275,000             $275,000
Senior Subordinated Debentures, due August 15, 2004
   with interest payable semi-annually at 11.5%, mandatory
   sinking fund payment of $60,500 and $62,500 due
   August 15, 2003 and 2004, respectively..................................       123,000              --
Senior Subordinated Notes, due February 1, 2008
     with interest payable semi-annually at 8.875%.........................        --                  150,000
Revolving Credit Agreement, maximum amount of $40,000,
   expiring April 16, 2001,  secured by the outstanding stock of the Company and its  subsidiaries,  interest payable quarterly at various rates from prime or
   LIBOR plus 1% to 2%, depending on certain financial  operating tests ($10,000 at 8.22%
   and $2,700 at 9.75% at September 30, 1997)..............................        12,700               --
Master Lease Finance Agreement, maximum amount of $10,000, secured by the assets acquired,  interest  payable  monthly at variable  rates as  determined on the acquisition date for each asset purchased (7.56%-8.93% at
  September 30, 1998) (See Note 10)........................................         6,444                5,756
                                                                                ---------            ---------
                                                                                  417,144              430,756
Less unamortized discount .................................................        (1,422)              (1,065)
                                                                                ---------            ---------
                                                                                  415,722              429,691
Less current maturities....................................................        (1,320)              (1,436)
                                                                                ---------            ---------

                                                                                 $414,402             $428,255
                                                                                  =======              =======

On January 22, 1998, the Company completed a $150,000 offering of its 8.875% Senior Subordinated Notes due 2008 (the Notes). The cash proceeds of the offering, net of offering expenses, were used to redeem the Company's 11.5% Senior Subordinated Debentures due 2004 (the 11.5% Debentures) on March 3, 1998 with the balance used to repay certain amount outstanding under the Company's Revolving Credit Agreement. A prepayment penalty on the early repayment of the 11.5% Debentures and the accelerated amortization of the related unamortized deferred financing costs totaled approximately $8,331 before applicable income tax benefit of approximately $3,176. This loss was reflected as an extraordinary loss of $5,155 in the consolidated statement of operations for the year ended September 30, 1998.

                       ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

On February 6, 1996, the Company completed a $275,000 offering of its 9.75% Senior Subordinated Debentures due 2007 (the 9.75% Debentures) at a discount of $1,375. A portion of the proceeds of the offering were used to finance the acquisitions of WHTM, WCFT and the Option and to repay amounts outstanding under certain previously existing financing facilities. A prepayment penalty on the early repayment of one of the facilities and the accelerated amortization of the related unamortized deferred financing costs totaled approximately $13,137 before applicable income tax benefit of approximately $5,387. This loss was reflected as an extraordinary loss of $7,750 in the consolidated statement of operations for the year ended September 30, 1996.

Unamortized deferred financing costs of $8,935 and $10,018 at September 30, 1997 and 1998, respectively, are included in deferred financing costs and other noncurrent assets in the consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 1996, 1997 and 1998 was $835, $1,031 and $1,136, respectively, which is included in other nonoperating expenses.

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

The Company estimates the fair value of its Senior Subordinated Debentures, Senior Subordinated Notes and amounts outstanding under its Revolving Credit Agreement to be approximately $416,800 and $428,200 at September 30, 1997 and 1998, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                          Years ended September 30,
                                       1996            1997           1998
                                       ----            ----           ----
Current
     Federal.................        $5,297         $  (691)        $3,178
     State...................           812             830             63
                                   --------          ------        -------
                                      6,109             139          3,241
                                    -------          ------          -----
Deferred
    Federal..................           215           1,443          1,185
    State....................         1,488            (472)         1,161
                                      -----          ------        -------
                                      1,703             971          2,346
                                      -----          ------          -----

                                     $7,812          $1,110         $5,587
                                      =====           =====          =====

Prepayment penalties on the early repayment of certain debt during the years ended September 30, 1996 and 1998 resulted in extraordinary losses (see Note 6). For the year ended September 30, 1998, the extraordinary loss of $5,155 is presented net of the applicable income tax benefit in the accompanying consolidated statement of operations. The $3,176 benefit for income taxes arising from the extraordinary loss consisted of a $2,745 benefit for federal income tax purposes, a $258 benefit for local income tax purposes and a $173 deferred tax benefit. For the year ended September 30, 1996, the extraordinary loss of $7,750 is presented net of the applicable income tax benefit in the accompanying consolidated statement of operations. The $5,387 benefit for income taxes arising from the extraordinary loss consisted of a $4,598 benefit for federal income tax purposes at the statutory rate of 35% and a $789 benefit for local income tax purposes, net of the federal effect.

                         ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

The components of deferred income tax assets (liabilities) are as follows:

                                                                September 30,
                                                              1997        1998
Deferred income tax assets:
   State and local operating loss carryforwards........      $2,924      $2,716
   Deferred rent.......................................       1,118       1,091
   Accrued employee benefits...........................       1,134       1,326
   Allowance for accounts receivable...................         653         545
   Other...............................................         657         346
                                                             ------      ------
                                                              6,486       6,024
   Less: valuation allowance...........................      (1,675)     (2,013)
                                                              -----       -----
                                                              4,811       4,011
                                                              -----       -----
Deferred income tax liabilities:
   Depreciation and amortization ......................      (4,233)     (5,606)
                                                              -----       -----

Net deferred income tax assets (liabilities)...........     $   578     $(1,595)
                                                             ======      ======

The Company has approximately $54,560 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2004 through 2013. The change in the valuation allowance for deferred tax assets of $1,020, $(233) and $338 during the years ended September 30, 1996, 1997 and 1998, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

                      ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before extraordinary loss:

                                                                        Years ended September 30,
                                                                        ------------------------
                                                                      1996             1997          1998
                                                                      ----             ----          ------
Statutory federal income tax rate................................     35.0%            34.0%           34.0%
State income taxes, net of federal income tax benefit............      4.8             20.2             7.6
Non-deductible expenses, principally amortization of
  certain intangible assets, insurance premiums and
  meals and entertainment........................................      4.5             33.2             4.7
Change in valuation allowance....................................      6.9            (15.2)            3.0
Other, net.......................................................      1.6              0.2              --
                                                                     -----            -----          ------

Effective income tax rate........................................     52.8%            72.4%           49.3%
                                                                      ====             ====            ====


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

                      ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

The following summarizes these and certain other transactions with related parties:

                                                                  Years ended September 30,
                                                                  -------------------------
                                                             1996              1997               1998
                                                             ----              ----               ----
 Distributions to owners, beginning of
   year..............................................        $203,775         $224,450           $237,354
 Cash advances.......................................          52,667           52,597            137,992
 Repayment of cash advances..........................         (12,785)         (39,693)          (118,755)
 (Charge) benefit for federal income taxes...........            (826)             691               (433)
 Dividends declared by WSET
    and WCIV.........................................         (18,371)             --                 --
 Tax benefit distributed.............................             (10)            (691)               --
                                                           ----------       ----------       ------------

Distributions to owners, end of year.................        $224,450         $237,354           $256,158
                                                              =======          =======            =======
Weighted average amount of non-interest
   bearing advances outstanding during
   the year..........................................        $197,205         $218,026           $230,642
                                                              =======          =======            =======

Subsequent to September 30, 1998 and through November 13, 1998, the Company made additional net distributions to owners of approximately $15,813.

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

Included in distributions to owners is a $20,000 loan made in 1991 by the Company to ALLNEWSCO, Inc. (Allnewsco), an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000 note receivable from Allnewsco had stated repayment terms consisting of annual principal installments approximating $2,220 commencing January 1997 through January 2005. During the years ended September 30, 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. This amount is included in other noncurrent liabilities in the accompanying consolidated balance sheet and is being amortized as an adjustment of interest income over the remaining term of the amended note using the interest method. The note has a stated interest rate of 11.06% and interest is payable semi-annually. During each of the years ended September 30, 1996,
1997  and  1998,  the  Company  earned   interest income  from  this  note  of
approximately  $2,200.

                       ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

At September 30, 1997 and 1998, interest receivable from Allnewsco under this note totaled $492. Allnewsco is current on its interest payments.

Management fees of $180, $343 and $344 were paid to Perpetual by the Company for the years ended September 30, 1996, 1997 and 1998, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 1996, 1997 and 1998 and to Mr. Robert L. Allbritton in the amount of $60 for the year ended September 30, 1998.
Management fees are included in corporate expenses in the consolidated statements of operations and management believes such charges to be reasonable.

Charitable contributions of approximately $685 were paid to the Allbritton Foundation by the Company during the year ended September 30, 1996.

The Company maintains banking relationships with and leases certain office space from Riggs Bank N.A. (Riggs). Riggs is a wholly-owned subsidiary of Riggs National Corporation, of which Mr. Joe L. Allbritton is the Chairman of the Board of Directors and a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs at September 30, 1997 and 1998. Additionally, the Company incurred $192, $220 and $263 in rental expense related to office space leased from Riggs for the years ended September 30, 1996, 1997 and 1998, respectively.

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


NOTE 9 - RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $602, $691 and $825 for the years ended September 30, 1996, 1997 and 1998, respectively.

                       ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $308, $316 and $392 for the years ended September 30, 1996, 1997 and 1998, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2004. Certain leases contain provisions for renewal and extension. Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 1998 are as follows:

                                                     Operating         Capital
Year ending September 30,                              Leases           Leases

    1999........................................      $ 3,525         $ 1,935
    2000........................................        3,429           1,909
    2001........................................        3,210           1,612
    2002........................................        3,088             782
    2003........................................        3,091              70
    2004 and thereafter.........................        1,917              --
                                                      -------       ---------
                                                      $18,260           6,308
                                                       ======
Less: amounts representing imputed interest.....                         (552)
                                                                       ------
                                                                        5,756
Less: current portion...........................                       (1,436)
                                                                       ------
Long-term portion of capital lease obligations..                      $ 4,320
                                                                       ======


Rental expense under operating leases aggregated approximately $2,700, $2,900 and $2,900 for the years ended September 30, 1996, 1997 and 1998, respectively.

                       ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 1998. Under these agreements, the Company must make specific minimum payments approximating the following:

      Year ending September 30,
            1999..............................................      $ 1,948
            2000..............................................       16,673
            2001..............................................        9,074
            2002..............................................        6,061
            2003..............................................          828
            2004 and thereafter...............................        1,728
                                                                    -------
                                                                    $36,312

The Company has entered into various employment contracts. Future payments under such contracts as of September 30, 1998 approximate $5,609, $1,305, $688, $196 and $111 for the years ending September 30, 1999, 2000, 2001, 2002 and 2003, respectively.

The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,629 during the years 2000 through 2012. At September 30, 1997 and 1998, the Company has recorded a deferred compensation liability of approximately $1,035 and $1,177, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the consolidated balance sheets.

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

NOTE 11 - SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest totaled $28,973, $42,829 and $43,949 during the years ended September 30, 1996, 1997 and 1998, respectively. Cash paid for state income taxes totaled $679, $792 and $105 during the years ended September 30, 1996, 1997 and 1998, respectively. Non-cash investing and financing activities consist of entering into capital leases totaling $3,554, $2,549 and $634 during the years ended September 30, 1996, 1997 and 1998, respectively, and declaring a non-cash dividend from WSET and WCIV to Westfield of $18,371 during the year ended September 30, 1996.

                        ALLBRITTON COMMUNICATIONS COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)

                                                                                                      SCHEDULE II


                               Balance at        Charged                                               Balance at
                                beginning        to costs         Charged to                              end of
Classification                  of year        and expenses     other accounts        Deductions           year
--------------                  -------        ------------     --------------        ----------           ----

Year ended September 30, 1996:
     Allowance for doubtful
        accounts................  $ 1,068          $   752                --             $(435)<F2>       $1,385
                                    =====           ======          ========               ===             =====
     Valuation allowance
        for deferred income
        tax assets..............  $   888           $1,750<F1>            --             $(730)<F3>       $1,908
                                   ======            =====          ========               ===             =====

Year ended September 30, 1997:
     Allowance for doubtful
        accounts................   $1,385          $   576                --             $(343)<F2>       $1,618
                                    =====           ======          ========               ===             =====
     Valuation allowance
        for deferred income
        tax assets..............   $1,908          $   574<F1>            --             $(807)<F3>       $1,675
                                    =====           ======          ========               ===             =====

Year ended September 30,1998:
    Allowance for doubtful
       accounts.................   $1,618          $   268                --             $(515)<F2>       $1,371
                                    =====           ======          ========               ===             =====
    Valuation allowance
       for deferred income
       tax assets...............   $1,675          $   338<F1>            --          $     --            $2,013
                                    =====           ======          ========           =======             =====

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                        By: /s/ Lawrence I. Hebert
                            -----------------------------
                                Lawrence I. Hebert
                                Chairman and Chief Executive Officer

                        Date: December 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joe L. Allbritton            Chairman of the Executive     December 22, 1998
---------------------------      Committee and Director
    Joe L. Allbritton *


/s/ Barbara B. Allbritton        Vice President and            December 22, 1998
---------------------------      Director
    Barbara B. Allbritton *


/s/ Lawrence I. Hebert           Chairman, Chief Executive     December 22, 1998
---------------------------      Officer and Director
    Lawrence I. Hebert           (principal executive officer)


/s/ Robert L. Allbritton         President and Director        December 22, 1998
---------------------------
    Robert L. Allbritton  *


/s/ Frederick J. Ryan, Jr.       Vice Chairman, Executive      December 22, 1998
---------------------------      Vice President, Chief
    Frederick J. Ryan, Jr. *     Operating Officer and Director


/s/ Stephen P. Gibson            Vice President and            December 22, 1998
---------------------------      Chief Financial Officer
    Stephen P. Gibson            (principal financial and
                                 accounting officer)


     *By Attorney-in-Fact


/s/ Jerald N. Fritz
Jerald N. Fritz



                                                   EXHIBIT INDEX


Exhibit No.                                     Description of Exhibit                                   Page No.

3.1                  Certificate of  Incorporation  of ACC.  (Incorporated by reference to Exhibit              *
                     3.1 of Company's  Registration  Statement on Form S-4, No.  333-02302,  dated
                     March 12, 1996.)
3.2                  Bylaws of ACC.  (Incorporated  by  reference  to Exhibit 3.2 of  Registrant's              *
                     Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)
4.1                  Indenture  dated as of February 6, 1996 between ACC and State Street Bank and              *
                     Trust  Company,  as Trustee,  relating to the  Debentures.  (Incorporated  by reference  to Exhibit 4.1 of  Company's  Registration  Statement on Form S-4,
                     No. 333-02302, dated March 12, 1996.)
4.2                  Indenture  dated as of January 22, 1998 between ACC and State Street Bank and              *
                     Trust Company, as Trustee, relating to the Notes.  (Incorporated by reference to  Exhibit  4.1  of  Company's  Registration  Statement  on  Form  S-4,  No.
                     333-45933, dated February 9, 1998.)
4.3                  Form  of  9.75%   Series  B  Senior   Subordinated   Debentures   due   2007.              *
                     (Incorporated   by  reference  to  Exhibit  4.3  of  Company's   Registration
                     Statement on Form S-4, No. 333-02302, dated March 12, 1996.)
4.4                  Revolving  Credit  Agreement  dated  as  of  April  16,  1996  by  and  among              *
                     Allbritton  Communications Company certain Banks, and The First National Bank
                     of  Boston,   as  agent.   (Incorporated  by  reference  to  Exhibit  4.4  of
                     Company's  Quarterly  Report on Form 10-Q,  No.  333-02302,  dated August 14,
                     1996.)
4.5                  Modification  No. 1 dated as of June 19, 1996 to Revolving  Credit  Agreement              *
                     (Incorporated  by reference to Exhibit 4.5 of Company's  Quarterly  Report on
                     Form 10-Q, No. 333-02302, dated May 15, 1997).
4.6                  Modification  No.  2  dated  as of  December  20,  1996 to  Revolving  Credit              *
                     Agreement  (Incorporated  by reference to Exhibit 4.6 of Company's  Quarterly
                     Report on Form 10-Q, No. 333-02302, dated May 15, 1997).




                                                   EXHIBIT INDEX


Exhibit No.                                     Description of Exhibit                                   Page No.


4.7                  Modification  No. 3 dated as of May 14, 1997 to  Revolving  Credit  Agreement              *
                     (Incorporated  by reference to Exhibit 4.7 of Company's  Quarterly  Report on
                     Form 10-Q, No. 333-02302, dated May 15, 1997).
4.8                  Modification  No.  4 dated  as of  September  30,  1997 to  Revolving  Credit              *
                     Agreement  (Incorporated  by reference to Exhibit 4.8 of Company's Form 10-K,
                     No. 333-02302, dated December 22, 1997).
10.1                 Network Affiliation Agreement (Harrisburg  Television,  Inc.).  (Incorporated              *
                     by reference to Exhibit 10.3 of Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996.)
10.2                 Network  Affiliation  Agreement (First  Charleston  Corp.).  (Incorporated by              *
                     reference  to Exhibit  10.4 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996.)
10.3                 Network  Affiliation   Agreement  (WSET,   Incorporated).   (Incorporated  by              *
                     reference  to Exhibit  10.5 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996.)
10.4                 Network  Affiliation  Agreement  (WJLA-TV).  (Incorporated  by  reference  to              *
                     Exhibit  10.6 of  Company's  Pre-effective  Amendment  No. 1 to  Registration
                     Statement on Form S-4, dated April 22, 1996.)
10.5                 Network  Affiliation  Agreement (KATV  Television,  Inc.).  (Incorporated  by              *
                     reference  to Exhibit  10.7 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996.)
10.6                 Network  Affiliation  Agreement (KTUL  Television,  Inc.).  (Incorporated  by              *
                     reference  to Exhibit  10.8 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996.)
10.7                 Network   Affiliation   Agreement  (TV  Alabama,   Inc.).   (Incorporated  by              *
                     reference  to Exhibit  10.9 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996.)
10.8                 Tax  Sharing  Agreement  effective  as of  September  30,  1991 by and  among              *
                     Perpetual  Corporation,  ACC and ALLNEWSCO,  Inc.,  amended as of October 29,
                     1993.  (Incorporated by reference to Exhibit 10.11 of Company's  Registration
                     Statement on Form S-4, No. 333-02302, dated March 12, 1996.)




                                                   EXHIBIT INDEX


Exhibit No.                                     Description of Exhibit                                   Page No.

10.9                 Second Amendment to Tax Sharing Agreement  effective as of October 1, 1995 by              *
                     and among Perpetual Corporation, ACC and ALLNEWSCO, Inc.
                     Time  Brokerage  Agreement  dated as of December  21, 1995 by and between RKZ
10.10                Television,  Inc. and ACC.  (Incorporated  by  reference to Exhibit  10.11 of              *
                     Company's Registration Statement on Form S-4, No. 333-02302,  dated March 12,
                     1996.)
10.11                Option  Agreement  dated  December  21,  1995  by and  between  ACC  and  RKZ              *
                     Television,  Inc.  (Incorporated  by reference to Exhibit  10.12 of Company's
                     Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)
10.12                Amendment  dated May 2, 1996 by and among TV Alabama,  Inc., RKZ  Television,              *
                     Inc.  and  Osborn  Communications   Corporation  to  Option  Agreement  dated
                     December 21, 1995 by and between ACC and RKZ Television,  Inc.  (Incorporated by reference to exhibit 10.13 of Company's  Form 10-K, No.  333-02302,  dated
                     December 30, 1996.)
10.13                Master  Lease  Finance   Agreement  dated  as  of  August  10,  1994  between              *
                     BancBoston Leasing,  Inc. and ACC, as amended.  (Incorporated by reference to
                     Exhibit  10.16  of  Company's   Registration   Statement  on  Form  S-4,  No.
                     333-02302, dated March 12, 1996.)
10.14                Amendment to Network Affiliation  Agreement (TV Alabama,  Inc.) dated January              *
                     23, 1997  (Incorporated  by reference to Exhibit 10.15 to the Company's  Form
                     10-Q, No. 333-02302, dated February 14, 1997).
10.15                Pledge of Membership  Interests  Agreement  dated as of September 30, 1997 by              *
                     and among ACC; KTUL,  LLC;  KATV,  LLC; WCIV,  LLC; and  BankBoston,  N.A. as
                     Agent  (Incorporated  by reference to Exhibit  10.16 of Company's  Form 10-K,
                     No. 333-02302, dated December 22, 1997).
10.16                $20,000,000 Promissory Note of ALLNEWSCO, Inc. payable to KTUL, LLC.
21.                  Subsidiaries of the Registrant
24.                  Powers of Attorney
27.                  Financial Data Schedule (Electronic Filing Only)
________________
*Previously filed
