Form 10-Q
period 1998-12-31
ALLBRITTON COMMUNICATIONS CO
filed 1999-02-10
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                   Commission file number:
       December 31, 1998                                333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



          Delaware                                            74-180-3105
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

                                    Yes  X         No




 Number of shares of Common Stock outstanding as of February 10, 1999: 20,000 shares.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S OUTSTANDING INDEBTEDNESS AND ITS HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON THE COMPANY BY THE TERMS OF THE COMPANY'S INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE AND PAY-PER-VIEW AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION ("FCC") REGULATIONS; THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY; AND THE UNCERTAINTY ASSOCIATED WITH THE IMPACT OF YEAR 2000 ISSUES ON THE COMPANY, ITS CUSTOMERS, ITS VENDORS AND OTHERS WITH WHOM IT DOES BUSINESS.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                    PAGE

Item 1.    Financial Statements:

           Consolidated  Statements of Operations and
           Retained Earnings for the Three Months Ended
           December 31, 1997 and 1998                               1

           Consolidated  Balance Sheets as of September
           30, 1998 and December 31, 1998                           2

           Consolidated Statements of Cash Flows for the
           Three Months Ended December 31, 1997 and 1998            3

           Notes to Interim Consolidated Financial Statements       4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      5

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                             12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                       13

Item 4.    Submission of Matters to a Vote of Security
           Holders                                                 13

Item 6.    Exhibits and Reports on Form 8-K                        13

Signatures                                                         14

Exhibit Index                                                      15

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)


                                                        Three Months Ended
                                                            December 31,
                                                       -----------------------
                                                       1997               1998
                                                       ----               ----


Operating revenues, net                            $ 51,320           $ 52,742
                                                     ------             ------

Television operating expenses, excluding
     depreciation and amortization                   27,589             27,954
Depreciation and amortization                         4,802              4,240
Corporate expenses                                    1,062              1,046
                                                    -------            -------
                                                     33,453             33,240
                                                     ------             ------

Operating income                                     17,867             19,502
                                                     ------             ------

Nonoperating income (expense)
     Interest income
          Related party                                 553                630
          Other                                          75                 84
     Interest expense                               (11,058)           (10,337)
     Other, net                                        (297)              (327)
                                                   --------            --------
                                                    (10,727)            (9,950)
                                                     ------            -------

Income before income taxes                            7,140              9,552

Provision for income taxes                            3,117              4,165
                                                    -------            -------

Net income                                            4,023              5,387

Retained earnings, beginning of period               44,835             45,426
                                                     ------             ------

Retained earnings, end of period                   $ 48,858           $ 50,813
                                                     ======             ======






      See accompanying notes to interim consolidated financial statements.


                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                                December 31,
                                                                         September 30,              1998
Assets                                                                       1998               (unaudited)
                                                                         ------------           -----------

Current assets
      Cash and cash equivalents                                      $     13,849             $    15,327
      Accounts receivable, net                                             33,568                  40,685
      Program rights                                                       17,199                  12,829
      Deferred income taxes                                                 1,706                   1,706
      Interest receivable from related party                                  492                   1,045
      Other                                                                 2,003                   2,088
                                                                        ---------               ---------
           Total current assets                                            68,817                  73,680

Property, plant and equipment, net                                         47,559                  47,637
Intangible assets, net                                                    144,804                 143,386
Deferred financing costs and other                                         10,856                  10,535
Cash surrender value of life insurance                                      5,648                   5,986
Program rights                                                              1,837                   1,618
                                                                        ---------               ---------

                                                                        $ 279,521               $ 282,842
                                                                          =======                 =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt                               $     1,436             $     1,551
      Accounts payable                                                      2,648                   2,823
      Accrued interest payable                                             11,156                   7,781
      Program rights payable                                               20,249                  16,397
      Accrued employee benefit expenses                                     4,860                   3,200
      Other accrued expenses                                                4,257                   5,925
                                                                        ---------               ---------
           Total current liabilities                                       44,606                  37,677

Long-term debt                                                            428,255                 430,943
Program rights payable                                                      1,722                   1,558
Deferred rent and other                                                     3,436                   3,753
Accrued employee benefit expenses                                           1,977                   2,017
Deferred income taxes                                                       3,301                   4,172
                                                                        ---------               ---------
           Total liabilities                                              483,297                 480,120
                                                                          -------                 -------

Stockholder's investment
      Preferred stock, $1 par value, 800 shares authorized,
           none issued                                                       -                       -
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding                                                 1                       1
      Capital in excess of par value                                        6,955                   6,955
      Retained earnings                                                    45,426                  50,813
      Distributions to owners, net                                       (256,158)               (255,047)
                                                                          -------                 -------
         Total stockholder's investment                                  (203,776)               (197,278)
                                                                          -------                 -------

                                                                        $ 279,521               $ 282,842
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


                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                 (unaudited)

                                                                                 Three Months Ended
                                                                                     December 31,
                                                                                     ------------

                                                                               1997                1998
                                                                           --------             -------
Cash flows from operating activities:
      Net income                                                          $   4,023            $  5,387
                                                                           --------             -------
      Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
         Depreciation and amortization                                        4,802               4,240
         Other noncash charges                                                  298                 314
         Provision for doubtful accounts                                        147                 110
         (Gain) loss on disposal of assets                                       (4)                  1
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                           (9,006)             (7,227)
               Program rights                                                 3,965               4,589
               Interest receivable from related party                          (553)               (553)
               Other current assets                                            (669)                (85)
               Other noncurrent assets                                          (34)               (302)
            Increase (decrease) in liabilities:
               Accounts payable                                               1,069                 175
               Accrued interest payable                                      (3,059)             (3,375)
               Program rights payable                                        (3,686)             (4,016)
               Accrued employee benefit expenses                             (1,157)             (1,620)
               Other accrued expenses                                         2,119               1,668
               Deferred rent and other liabilities                               43                 317
               Deferred income taxes                                            569                 871
                                                                          ---------           ---------
                                                                             (5,156)             (4,893)
                                                                            -------             -------

                 Net cash (used in) provided by operating activities         (1,133)                494
                                                                            -------            --------

Cash flows from investing activities:
      Capital expenditures                                                   (2,561)             (2,284)
      Proceeds from disposal of assets                                           18                   3
                                                                          ---------          ----------

                 Net cash used in investing activities                       (2,543)             (2,281)
                                                                            -------             -------

Cash flows from financing activities:
      Draws under lines of credit, net                                        9,300               2,500
      Principal payments on long-term debt and capital lease obligations       (257)               (346)
      Distributions to owners, net of certain charges                       (21,090)            (39,269)
      Repayments of distributions to owners                                  13,078              40,380
                                                                             ------             -------

Net cash provided by financing activities                                     1,031               3,265
                                                                            -------             -------

Net (decrease) increase in cash and cash equivalents                         (2,645)              1,478
Cash and cash equivalents, beginning of period                                7,421              13,849
                                                                            -------              ------
Cash and cash equivalents, end of period                                    $ 4,776             $15,327
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1999. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1998 which are contained in the Company's Form 10-K.

NOTE 2 - For the three months ended December 31, 1997 and 1998, distributions to owners were as follows:
                                                           1997            1998
                                                           ----            ----
Distributions to owners, beginning of period           $237,354        $256,158

   Cash advances                                         23,151          42,650
   Repayment of cash advances                           (13,078)        (40,380)
   Charge for Federal and state income taxes             (2,061)         (3,381)
                                                      ---------        ---------

Distributions to owners, end of period                 $245,366        $255,047
                                                        =======         =======

Weighted average amount of non-interest bearing
   advances outstanding during the period              $226,230        $236,641
                                                        =======        ========

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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended December 31, 1998 principally reflect an increase in political advertising revenues due to significant elections in the first quarter of Fiscal 1999, partially offset by a decrease in local and national advertising revenues in a majority of the Company's markets.

Results of Operations Set forth below are selected consolidated financial data for the three months ended December 31, 1997 and 1998 and the percentage change between the periods:

                                      Three Months Ended December 31,
                                                                         Percent
                                            1997           1998          Change
                                          ---------      ---------       -------

         Operating revenues, net           $51,320       $52,742          2.8%
         Total operating expenses           33,453        33,240         -0.6%
                                            ------        ------
         Operating income                   17,867        19,502          9.2%
         Nonoperating expenses, net         10,727         9,950         -7.2%
         Income tax provision                3,117         4,165         33.6%
                                           -------       -------

         Net income                       $  4,023      $  5,387         33.9%
                                           =======       =======

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for the three months ended December 31, 1997 and 1998, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                              Three Months Ended December 31,
                                              -------------------------------
                                                 1997                1998
                                                 ----                ----
                                          Dollars    Percent   Dollars   Percent
                                          --------------------------------------
   Local/regional (1)                     $25,586    48.2      $24,793    45.5
   National (2)                            21,619    40.7       20,379    37.4
   Network compensation (3)                 1,467     2.8        1,386     2.6
   Political (4)                              917     1.7        3,910     7.2
   Trade and barter (5)                     2,144     4.0        2,112     3.9
   Other revenue (6)                        1,350     2.6        1,876     3.4
                                           -------  ------      -------  ------
   Broadcast revenues                      53,083   100.0       54,456   100.0
                                                     =====               =====
   Fees (7)                                (1,768)              (1,716)
                                           -------              -------
   Broadcast revenue, net of fees          51,315               52,740
   Non-broadcast revenue (8)                    5                    2
                                       -----------           ----------

   Total net operating revenues           $51,320              $52,742
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

Net operating revenues for the three months ended December 31, 1998 totaled $52,742, an increase of $1,422, or 2.8%, when compared to net operating revenues of $51,320 for the three months ended December 31, 1997. The increase resulted principally from increased political advertising demand, partially offset by decreased local and national advertising revenue in a majority of the Company's markets. The most significant quarterly revenue increases were generated by the Birmingham and Little Rock markets. The revenue growth in Birmingham was due to increased audience share and significant political advertising demand. KATV's revenue increase was also due to significant political advertising demand as well as increased revenue from its University of Arkansas sports programming. The most significant quarterly revenue decrease came from the Washington, D.C. market due to decline in both national and local/regional advertising demand.

Local/regional advertising revenues decreased 3.1% during the three months ended December 31, 1998 versus the comparable period in Fiscal 1998. The decrease for the three months ended December 31, 1998 of $793 from the three months ended December 31, 1997 was primarily attributable to a weakening in the Washington, D.C. and Tulsa local/regional advertising markets, partially offset by continued market share gains and increased local advertising revenue in the Birmingham market.

National advertising revenues decreased $1,240, or 5.7%, for the three months ended December 31, 1998 over the comparable period in Fiscal 1998. The decrease for the three months ended December 31, 1998 was primarily attributable to a weakening in the Washington, D.C. and Harrisburg national advertising markets, partially offset by an improvement in the Tulsa market for national advertisers.

Political advertising revenues, which comprised 7.2% of the Company's broadcast revenues for the three months ended December 31, 1998, increased by $2,993, or 326.4%, from the comparable period in Fiscal 1998. The increase was due primarily to various high-profile local political races in many of the Company's markets that took place during the three months ended December 31, 1998 with no comparable political elections occurring during the same period in Fiscal 1998.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three months ended December 31, 1997 or 1998.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 1998 totaled $33,240, a decrease of $213, or 0.6%, compared to total operating expenses of $33,453 for the three-month period ended December 31, 1997. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $365, a decrease in depreciation and amortization of $562 and a decrease in corporate expenses of $16.

Television operating expenses, excluding depreciation and amortization, increased $365, or 1.3%, to $27,954 for the three months ended December 31, 1998 as compared to $27,589 for the three months ended December 31, 1997. The increase in Fiscal 1999 was primarily attributable to increased programming expenses across a majority of the Company's stations, partially offset by reductions in other operating expenses, particularly in Washington, D.C.

Depreciation and amortization expense of $4,240 for the first three months of Fiscal 1998 decreased $562, or 11.7%, versus the comparable period in Fiscal 1998. The decrease for the three months ended December 31, 1998 was principally the result of decreased depreciation from the facility construction and equipment purchases in Birmingham during Fiscal 1996.

Operating Income
For the three months ended December 31, 1998, operating income of $19,502 increased $1,635, or 9.2%, when compared to operating income of $17,867 for the three months ended December 31, 1997. For the three months ended December 31, 1998, the operating margin increased to 37.0% from 34.8% for the comparable period in Fiscal 1998. The increases in operating income and margin were the result of increased operating revenues and decreased operating expenses due to the factors discussed above.

Nonoperating Expenses, Net
Interest expense of $10,337 for three months ended December 31, 1998 decreased $721, or 6.5%, as compared to $11,058 for the three-month period ended December 31, 1997. This decrease was due to the reduced average interest rate on debt as a result of the Company's refinancing on January 22, 1998, partially offset by an increased average debt balance during the first three months of Fiscal 1999. The average balance of debt outstanding was $420,525 and $429,875 for the three months ended December 31, 1997 and 1998, respectively, and the weighted average interest rate on debt was 10.2% and 9.4% for the three months ended December 31, 1997 and 1998, respectively.

Income Taxes
The provision for income taxes for the three months ended December 31, 1998 totaled $4,165, an increase of $1,048, or 33.6%, when compared to the provision for income taxes of $3,117 for the three months ended December 31, 1997. The increase was directly related to the $2,412, or 33.8%, increase in the Company's income before income taxes due to the factors discussed above.

Net Income
Net income for the three months ended December 31, 1998 was $5,387 as compared to net income of $4,023 for the three months ended December 31, 1997. The increase of $1,364, or 33.9% , was due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 1998 to December 31, 1998 consisted of increased accounts receivable, offset by decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of the Company's revenue cycle as well as continued revenue growth. The decrease in program rights and program rights payable reflect the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of the Company's interest payments under its debt obligations.

Liquidity and Capital Resources
As of December 31, 1998, the Company's cash and cash equivalents aggregated $15,327, and the Company had an excess of current assets over current liabilities of $36,003.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash used in operating activities was $1,133 for the three months ended December 31, 1997. For the three months ended December 31, 1998, the Company's net cash provided by operating activities was $494. The $1,627 improvement in cash flows from operating activities was primarily due to the $1,364 increase in net income for the first three months of Fiscal 1999 as compared to the same period in Fiscal 1998.

Transactions with Owners. For the three months ended December 31, 1997, the Company made cash advances to owners, net of repayments and certain charges, totaling $8,012. For the three months ended December 31, 1998, the Company received net repayments from owners of $1,111. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $197,278 at December 31, 1998, a decrease of $6,498, or 3.2%, from the September 30, 1998 deficit of $203,776. The decrease was due to a net decrease in distributions to owners of $1,111 and net income for the period of $5,387.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $429,691 at September 30, 1998 to $432,494 at December 31, 1998. This debt, net of applicable discounts, consists of $273,964 of 9.75% Debentures, $150,000 of 8.875% Notes, $6,030 of capital lease obligations and $2,500 under a revolving credit facility. The increase of $2,803 in total debt from September 30, 1998 to December 31, 1998 was primarily due to a $2,500 increase in amounts outstanding under the revolving credit facility to fund working capital. The Company's revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow (as defined in the underlying borrowing agreements) and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 1998, the Company was in compliance with those financial covenants.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 1999 will approximate $10,000, which includes approximately $2,000 for completion of the project to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. Other Fiscal 1999 capital expenditures include improvements and an expansion to the Company's Tulsa office and studio facility and technical equipment improvements across the Company's television stations. Capital expenditures during the three months ended December 31, 1998 totaled $2,904, of which $620 was financed through a capital lease transaction.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 30, 1998, each of the directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

      See Exhibit Index on pages 15-17.

b.   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALLBRITTON COMMUNICATIONS COMPANY

                                                       (Registrant)




       February 10, 1999                            /s/ Lawrence I. Hebert
       -----------------                            ----------------------
             Date                                 Name: Lawrence I. Hebert
                                                 Title: Chairman and Chief
                                                        Executive Officer



       February 10, 1999                            /s/ Stephen P. Gibson
       -----------------                            ---------------------
             Date                                 Name: Stephen P. Gibson
                                                 Title: Chief Financial Officer

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

4.5     Modification  No. 1 dated as of June 19, 1996 to Revolving Credit    *
        Agreement. (Incorporated by reference to Exhibit 4.5 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May
        15, 1997.)

4.6     Modification  No. 2 dated as of December  20,  1996 to  Revolving    *
        Credit Agreement. (Incorporated by reference to Exhibit 4.6 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May
        15, 1997.)

4.7     Modification  No. 3 dated as of May 14, 1997 to Revolving  Credit    *
        Agreement. (Incorporated by reference to Exhibit 4.7 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May
        15, 1997.)

4.8     Modification  No. 4 dated as of  September  30, 1997 to Revolving    *
        Credit Agreement. (Incorporated by reference to Exhibit 4.8 of Company's Form 10-K, No. 333-02302, dated December 22, 1997.)

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

10.3    Network Affiliation Agreement (WSET, Incorporated). (Incorporated    *
        by reference to Exhibit 10.5 of Company's Pre-effective Amendment
        No. 1 to  Registration  Statement  on Form S-4,  dated  April 22,
        1996.)

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

10.7    Network Affiliation Agreement (TV Alabama,  Inc.).  (Incorporated    *
        by reference to Exhibit 10.9 of Company's Pre-effective Amendment
        No. 1 to  Registration  Statement  on Form S-4,  dated  April 22,
        1996.)

10.8    Tax Sharing  Agreement  effective as of September 30, 1991 by and    *
        among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993.(Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.9    Second Amendment to Tax Sharing Agreement effective as of October    *
        1, 1995 by and among  Perpetual  Corporation,  ACC and ALLNEWSCO,
        Inc.  (Incorporated by reference to Exhibit 10.9 of the Company's
        Form 10-K, No. 333-02302, dated December 22, 1998.)

10.10   Time  Brokerage  Agreement  dated as of December  21, 1995 by and    *
        between RKZ Television, Inc. and ACC. (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on Form S-4,
        No. 333-02302, dated March 12, 1996.)

10.11   Option  Agreement  dated December 21, 1995 by and between ACC and    *
        RKZ Television, Inc. (Incorporated by reference to Exhibit 10.12 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

10.12   Amendment  dated May 2, 1996 by and among TV Alabama,  Inc.,  RKZ    *
        Television, Inc. and Osborn Communications Corporation to Option Agreement dated December 21, 1995 by and between ACC and RKZ Television, Inc. (Incorporated by reference to exhibit 10.13 of Company's Form 10-K, No. 333-02302, dated December 30, 1996.)

10.13   Master  Lease  Finance  Agreement  dated as of  August  10,  1994    *
        between   BancBoston   Leasing,   Inc.   and  ACC,   as  amended.
        (Incorporated   by  reference  to  Exhibit   10.16  of  Company's
        Registration  Statement on Form S-4, No.  333-02302,  dated March
        12, 1996.)

10.14   Amendment to Network  Affiliation  Agreement  (TV Alabama,  Inc.)    *
        dated  January 23, 1997  (Incorporated  by  reference  to Exhibit
        10.15 to the Company's Form 10-Q, No.  333-02302,  dated February
        14, 1997).

10.15   Pledge of Membership  Interests  Agreement  dated as of September    *
        30, 1997 by and among ACC; KTUL, LLC; KATV, LLC; WCIV, LLC; and BankBoston, N.A. as Agent (Incorporated by reference to Exhibit
        10.16 of Company's Form 10-K, No.  333-02302,  dated December 22,
        1997).

10.16   $20,000,000  Promissory Note of ALLNEWSCO,  Inc. payable to KTUL,    *
        LLC.  (Incorporated  by reference  to Exhibit  10.16 of Company's
        Form 10-K, No. 333-02302, dated December 22, 1998.)

 27.  Financial Data Schedule (Electronic Filing Only)

 ----------------
 *Previously filed