Form 10-Q
period 1999-03-31
ALLBRITTON COMMUNICATIONS CO
filed 1999-05-12
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                          Commission file number:
       March 31, 1999                                      333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



          Delaware                                           74-180-3105
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

                                            Yes  X         No




Number of shares of Common Stock outstanding as of May 11, 1999:  20,000 shares.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S OUTSTANDING INDEBTEDNESS AND ITS HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON THE COMPANY BY THE TERMS OF THE COMPANY'S INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE AND PAY-PER-VIEW AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION ("FCC") REGULATIONS; THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY; AND THE UNCERTAINTY ASSOCIATED WITH THE IMPACT OF YEAR 2000 ISSUES ON THE COMPANY, ITS CUSTOMERS, ITS VENDORS AND OTHERS WITH WHOM IT DOES BUSINESS.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                   PAGE

Item 1.  Financial Statements:

         Consolidated  Statements of Operations  and Retained
         Earnings for the Three and Six Months Ended
         March 31, 1998 and 1999                                   1


         Consolidated Balance Sheets as of September 30, 1998
         and March 31, 1999                                        2

         Consolidated Statements of Cash Flows for the Six
         Months Ended March 31, 1998 and 1999                      3

         Notes to Interim Consolidated Financial Statements        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       5


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                               13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                         14

Item 6.  Exhibits and Reports on Form 8-K                          14

Signatures                                                         15

Exhibit Index                                                      16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                   ALLBRITTON COMMUNICATIONS COMPANY
                                   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                        (Dollars in thousands)
                                                              (unaudited)


                                               Three Months Ended                Six Months Ended
                                                         March 31,                      March 31,
                                               ------------------------         -----------------------
                                                1998         1999               1998        1999
                                                ----         ----               ----        ----

Operating revenues, net                        $ 39,073      $ 41,609          $ 90,393      $ 94,351
                                                 ------        ------            ------        ------

Television operating expenses, excluding
     depreciation and amortization               25,760        26,775            53,349        54,728
Depreciation and amortization                     4,304         4,325             9,106         8,566
Corporate expenses                                1,035         1,163             2,097         2,209
                                                 ------        ------            ------        ------
                                                 31,099        32,263            64,552        65,503
                                                 ------        ------            ------        ------
Operating income                                  7,974         9,346            25,841        28,848
                                                 ------        ------            ------        ------
Nonoperating income (expense)
     Interest income
          Related party                             553           631             1,106         1,261
          Other                                     867            72               942           156
     Interest expense                           (11,943)      (10,508)          (23,001)      (20,845)
     Other, net                                    (274)         (296)             (571)         (623)
                                                 ------        ------            ------        ------
                                                (10,797)      (10,101)          (21,524)      (20,051)
                                                 ------        ------            ------        ------
(Loss) income before income taxes and
     extraordinary item                          (2,823)         (755)            4,317         8,797

(Benefit from) provision for income taxes          (984)         (361)            2,133         3,804
                                                 ------         ------           ------        ------
(Loss) income before extraordinary item          (1,839)         (394)            2,184         4,993
Extraordinary loss on early repayment of debt,
     net of income tax benefit of $3,176         (5,155)           -             (5,155)           -
                                                 ------         ------           ------        ------
Net (loss) income                                (6,994)         (394)           (2,971)        4,993

Retained earnings, beginning of period           48,858        50,813            44,835        45,426
                                                 ------        ------            ------        ------
Retained earnings, end of period               $ 41,864      $ 50,419          $ 41,864      $ 50,419
                                                 ======        ======            ======        ======


      See accompanying notes to interim consolidated financial statements.


                                     ALLBRITTON COMMUNICATIONS COMPANY
                     (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                        CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)
                                                                                                 March 31,
                                                                         September 30,              1999
Assets                                                                        1998             (unaudited)
                                                                         ------------          ----------
Current assets
      Cash and cash equivalents                                         $  13,849               $  14,395
      Accounts receivable, net                                             33,568                  34,441
      Program rights                                                       17,199                   8,511
      Deferred income taxes                                                 1,706                   1,706
      Interest receivable from related party                                  492                     492
      Other                                                                 2,003                   2,839
                                                                          -------                 -------
           Total current assets                                            68,817                  62,384

Property, plant and equipment, net                                         47,559                  48,044
Intangible assets, net                                                    144,804                 141,969
Deferred financing costs and other                                         10,856                  10,239
Cash surrender value of life insurance                                      5,648                   6,323
Program rights                                                              1,837                   1,346
                                                                          -------                 -------

                                                                        $ 279,521               $ 270,305
                                                                          =======                 =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt                                 $   1,436             $     1,609
      Accounts payable                                                      2,648                   3,552
      Accrued interest payable                                             11,156                  11,156
      Program rights payable                                               20,249                  11,562
      Accrued employee benefit expenses                                     4,860                   4,306
      Other accrued expenses                                                4,257                   4,937
                                                                          -------                 -------
           Total current liabilities                                       44,606                  37,122

Long-term debt                                                            428,255                 428,861
Program rights payable                                                      1,722                   1,547
Deferred rent and other                                                     3,436                   3,666
Accrued employee benefit expenses                                           1,977                   2,057
Deferred income taxes                                                       3,301                   4,152
                                                                          -------                 -------
           Total liabilities                                              483,297                 477,405
                                                                          -------                 -------
Stockholder's investment
      Preferred stock, $1 par value, 800 shares authorized,
           none issued                                                        -                       -
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding                                                 1                       1
      Capital in excess of par value                                        6,955                   6,955
      Retained earnings                                                    45,426                  50,419
      Distributions to owners, net                                       (256,158)               (264,475)
                                                                          -------                 -------
         Total stockholder's investment                                  (203,776)               (207,100)
                                                                          -------                 -------

                                                                        $ 279,521               $ 270,305
                                                                          =======                 =======


      See accompanying notes to interim consolidated financial statements.



                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                          (unaudited)                                            Six Months Ended
                                                                                    March 31,
                                                                                 ----------------
                                                                             1998                 1999
                                                                           -------              -------
Cash flows from operating activities:
      Net (loss) income                                                    $ (2,971)            $ 4,993
                                                                            -------              ------
      Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
         Depreciation and amortization                                        9,106               8,566
         Other noncash charges                                                  637                 628
         Extraordinary loss on early repayment of debt                        5,155                  -
         Provision for doubtful accounts                                        288                 224
         Loss on disposal of assets                                               3                  -
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                            1,483              (1,097)
               Program rights                                                 8,143               9,179
               Other current assets                                            (495)               (836)
               Other noncurrent assets                                         (228)               (628)
            Increase (decrease) in liabilities:
               Accounts payable                                                (172)                904
               Accrued interest payable                                         391                  -
               Program rights payable                                        (8,354)             (8,862)
               Accrued employee benefit expenses                               (141)               (474)
               Other accrued expenses                                           448                 680
               Deferred rent and other liabilities                              (25)                230
               Deferred income taxes                                            736                 851
                                                                            -------             -------
                                                                             16,975               9,365
                                                                            -------             -------
                 Net cash provided by operating activities                   14,004              14,358
                                                                            -------             -------

Cash flows from investing activities:
      Capital expenditures                                                   (4,770)             (4,699)
      Proceeds from disposal of assets                                          169                  11
                                                                            -------             -------
                 Net cash used in investing activities                       (4,601)             (4,688)
                                                                            -------             -------

Cash flows from financing activities:
      Proceeds from issuance of debt                                        150,000                 -
      Deferred financing costs                                               (4,440)                -
      Call premium on early repayment of debt                                (5,842)                -
      Repayments under line of credit, net                                  (12,700)                -
      Principal payments on long-term debt and capital lease obligations   (123,517)               (807)
      Distributions to owners, net of certain charges                       (42,055)            (97,697)
      Repayments of distributions to owners                                  39,633              89,380
                                                                            -------             -------
                 Net cash provided by (used in) financing activities          1,079              (9,124)
                                                                            -------             -------

Net increase in cash and cash equivalents                                    10,482                 546
Cash and cash equivalents, beginning of period                                7,421              13,849
                                                                            -------              ------
Cash and cash equivalents, end of period                                   $ 17,903            $ 14,395
                                                                             ======              ======

Non-cash investing and financing activities:
      Equipment acquired under capital leases                              $    341            $  1,528
                                                                           ========             =======


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1999. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1998 which are contained in the Company's Form 10-K.

NOTE 2 - For the six months ended March 31, 1998 and 1999, distributions to owners were as follows:
                                                         1998           1999
                                                         ----           ----
Distributions to owners, beginning of period         $237,354        $256,158

  Cash advances                                        43,191         100,785
Repayment of cash advances                            (39,633)        (89,380)
  Benefit from (charge for)
  Federal and state income taxes                        1,525          (3,088)
                                                     --------       ---------

Distributions to owners, end of period               $242,437        $264,475
                                                      =======         =======

Weighted average amount of non-interest bearing
   advances outstanding during the period            $228,096        $240,796
                                                      =======         =======

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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended March 31, 1999 principally reflect increased demand by advertisers in the Washington, D.C. and Little Rock markets as well as increased audience share and advertising revenues in the Birmingham market. The comparative results are also impacted by the effect of the Company's $150,000 offering of its 8.875% Senior Subordinated Notes due 2008 (the "8.875% Notes") during the second quarter of the prior fiscal year. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11.5% Senior Subordinated Debentures due 2004 (the "11.5% Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11.5% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 1998 and 1999 and the percentage change between the periods:


                              Three Months Ended March 31,             Six Months Ended March 31,
                              ----------------------------             --------------------------
                                                   Percent                                   Percent
                                 1998      1999    Change                1998       1999     Change
                                 ----      ----    ------                ----       ----     ------       -
Operating revenues, net         $39,073    $41,609     6.5%           $90,393     $94,351      4.4%
Total operating expenses         31,099     32,263     3.7%            64,552      65,503      1.5%
                                 ------     ------                     ------      ------
Operating income                  7,974      9,346    17.2%            25,841      28,848     11.6%
Nonoperating expenses, net       10,797     10,101    -6.4%            21,524      20,051     -6.8%
Income tax (benefit) provision     (984)      (361)  -63.3%             2,133       3,804     78.3%
                                 ------     ------                     ------      ------
(Loss) income before
   extraordinary item            (1,839)      (394)   78.6%             2,184       4,993    128.6%
Extraordinary loss, net of
   income tax benefit             5,155        -       n/a              5,155          -       n/a
                                 ------     ------                     ------      ------

Net (loss) income              $ (6,994)  $  (394)    94.4%          $ (2,971)   $  4,993    268.1%
                                 =======    ======                     =======     ======


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and six months ended March 31, 1998 and 1999, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                      Three Months Ended March 31,                Six Months Ended March 31,
                                      ----------------------------               ---------------------------
                                   1998                      1999            1998                       1999
                                   ----                      ----            ----                       ----
                                 Dollars   Percent    Dollars  Percent      Dollars   Percent    Dollars   Percent
Local/regional <F1>               $20,214   50.0     $21,490    50.0      $45,800      49.0     $46,284      47.5
National <F2>                      15,843   39.2      17,113    39.8       37,462      40.0      37,492      38.5
Network compensation <F3>           1,590    3.9       1,503     3.5        3,057       3.3       2,889       3.0
Political <F4>                         53    0.1          17     0.1          970       1.0       3,926       4.0
Trade and barter <F5>               1,936    4.8       1,932     4.5        4,080       4.4       4,044       4.1
Other revenue <F6>                    810    2.0         924     2.1        2,160       2.3       2,799       2.9
                                   ------  -----      ------   -----       ------     -----      ------     -----
Broadcast revenues                 40,446  100.0      42,979   100.0       93,529     100.0      97,434     100.0
                                           =====               =====                  =====                 =====
Fees <F7>                          (1,375)            (1,372)              (3,143)               (3,087)
                                   ------             ------               ------                ------
Broadcast revenue, net of fees     39,071             41,607               90,386                94,347
Non-broadcast revenue <F8>              2                  2                    7                     4
                                   ------             ------               ------                ------

Total net operating revenues      $39,073            $41,609              $90,393               $94,351
                                   ======             ======               ======                ======

<F1> Represents  sale  of  advertising  time  to  local  and regional advertisers  or  agencies  representing  such advertisers.
<F2> Represents sale of advertising time to  agencies  representing  national advertisers.
<F3> Represents  payment  by networks for broadcasting or promoting network programming.
<F4> Represents sale of advertising time to political advertisers.
<F5> Represents value of commercial time exchanged for goods and services (trade) or  syndicated programs  (barter).
<F6> Represents   miscellaneous   revenue, principally  receipts from tower rental,  production of
     commercials  and revenue from the sale of University  of  Arkansas  sports   programming  to
     advertisers  and  radio stations.
<F7> Represents fees paid to national sales  representatives  and fees paid for music licenses.
<F8> Represents revenues from program syndication sales and other miscellaneous non-broadcast revenues.

Net operating revenues for the three months ended March 31, 1999 totaled $41,609, an increase of $2,536, or 6.5%, when compared to net operating revenues of $39,073 for the three months ended March 31, 1998. This increase resulted principally from increased local and national advertising revenue in the Company's Washington, D.C., Birmingham and Little Rock markets. The revenue growth in Birmingham was achieved through continued audience and market share gains.

Net operating revenues increased $3,958, or 4.4%, to $94,351 for the six months ended March 31, 1999 as compared to $90,393 for the same period in the prior year. This year-to-date increase principally resulted from increased political advertising demand in a majority of the Company's markets as well as increased local/regional and national advertising revenue in the Company's Birmingham and Little Rock markets, partially offset by decreased advertising demand in the Company's Washington, D.C. market.

Local/regional advertising revenues increased 6.3% and 1.1% during the three and six months ended March 31, 1999, respectively, versus the comparable periods in Fiscal 1998. The increase for the three months ended March 31, 1999 of $1,276 over the three months ended March 31, 1998 was primarily attributable to an improvement in the Washington, D.C., Harrisburg and Little Rock local/regional advertising markets and continued market share gains and increased local/regional advertising revenue in the Birmingham market. The $484 increase in local/regional advertising revenues for the six-month period ended March 31, 1999 over the comparable period in the prior fiscal year was primarily attributable to market share gains in Birmingham, offset by a weakening in the Washington, D.C. market for local/regional advertisers during the first fiscal quarter.

National advertising revenues increased $1,270 and $30, or 8.0% and 0.1%, for the three and six months ended March 31, 1999, respectively, over the comparable periods in Fiscal 1998. The increase for the three months ended March 31, 1999 was primarily attributable to an improvement in the Washington, D.C. and Little Rock national advertising markets combined with market share gains in the Birmingham market. The increase for the six-month period ended March 31, 1999 was principally attributable to an improvement in the Little Rock national advertising market and market share gains in Birmingham, offset by a weakening in the Washington, D.C. market during the first fiscal quarter.

Political advertising revenues, which comprised 4.0% of the Company's total net operating revenues for the six months ended March 31, 1999, increased by $2,956, or 304.7%, from the comparable period in Fiscal 1998. The increase was due primarily to various high-profile local political races in many of the Company's markets that took place during the first quarter of Fiscal 1999 with no comparable political elections occurring during the same period in Fiscal 1998.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or six months ended March 31, 1998 or 1999.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 1999 totaled $32,263, an increase of $1,164, or 3.7%, compared to total operating expenses of $31,099 for the three-month period ended March 31, 1998. This increase was primarily the result of an increase in television operating expenses, excluding depreciation and amortization, of $1,015.

Total operating expenses for the six months ended March 31, 1999 totaled $65,503, an increase of $951, or 1.5%, compared to total operating expenses of $64,552 for the six-month period ended March 31, 1998. This increase was primarily the result of an increase in television operating expenses, excluding depreciation and amortization, of $1,379.

Television operating expenses, excluding depreciation and amortization, increased $1,015 and $1,379, or 3.9% and 2.6%, for the three and six months ended March 31, 1999, respectively, as compared to the comparable periods in Fiscal 1998. These expense increases were the result of increased programming expenses across a majority of the Company's stations during the first and second fiscal quarters as well as increased news spending at the Company's Washington, D.C. station during the second fiscal quarter. These increases were partially offset by reductions in other operating expenses.

Operating Income
For the three months ended March 31, 1999, operating income of $9,346 increased $1,372, or 17.2%, when compared to operating income of $7,974 for the three months ended March 31, 1998. For the three months ended March 31, 1999, the operating margin increased to 22.5% from 20.4% for the comparable period in Fiscal 1998. Operating income of $28,848 for the six months ended March 31, 1999 increased $3,007, or 11.6%, when compared to operating income of $25,841 for the same period in the prior fiscal year. For the six months ended March 31, 1999, the operating margin increased to 30.6% from 28.6% for the comparable period in the prior fiscal year. The increases in operating income and margin were the result of operating revenues increasing at a greater rate than operating expenses as discussed above.

Nonoperating Expenses, Net
Interest expense of $10,508 and $20,845 for three and six months ended March 31, 1999, respectively, decreased $1,435 and $2,156, or 12.0% and 9.4%, as compared to $11,943 and $23,001 for the three and six-month periods ended March 31, 1998, respectively. These decreases were principally due to the incremental interest expense in the prior fiscal year associated with carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed. In addition, interest expense for the six months ended March 31, 1999 was further decreased by the reduced weighted average interest rate on debt during Fiscal 1999 as a result of the Company's refinancing of its 11.5% Debentures during the second quarter of Fiscal 1998.

The average balance of debt was $462,443 and $432,643 for the six months ended March 31, 1998 and 1999, respectively, and the weighted average interest rate on debt was 10.0% and 9.4% for the six months ended March 31, 1998 and 1999, respectively. The decreased average debt balance during Fiscal 1999 was due to carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11.5% Debentures on January 22, 1998, the average balance of debt and the weighted average interest rate on debt would have been $427,300 and 9.9%, respectively, for the six months ended March 31, 1998.

Interest income of $703 for the three months ended March 31, 1999 decreased $717, or 50.5%, as compared to interest income of $1,420 for the three months ended March 31, 1998. Interest income for the six months ended March 31, 1999 was $1,417, a decrease of $631, or 30.8%, as compared to $2,048 for the six-month period ended March 31, 1998. The decrease in interest income for both the three and six-month periods was due to interest earned in the prior fiscal year from temporarily investing the majority of the proceeds from the issuance of the 8.875% Notes for the period from January 22, 1998 until March 3, 1998 at which time the Company redeemed the 11.5% Debentures.

Income Taxes
For the three months ended March 31, 1999, the Company recorded a benefit from income taxes of $361 as compared to a benefit of $984 for the three months ended March 31, 1998, a decrease of 63.3%. The decrease was directly related to the $2,068, or 73.3%, decrease in the Company's loss before income taxes and extraordinary item due to the factors discussed above.

For the six months ended March 31, 1999, the Company recorded a provision for income taxes of $3,804 as compared to a provision of $2,133 for the six months ended March 31, 1998, an increase of 78.3%. The increase was directly related to the $4,480, or 103.8%, increase in the Company's income before income taxes and extraordinary item, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 1999.

Income Before Extraordinary Item
For the three months ended March 31, 1999, the Company recorded a loss before extraordinary item of $394, a $1,445, or 78.6%, improvement from the loss before extraordinary item of $1,839 for the three months ended March 31, 1998. For the six months ended March 31, 1999, the Company recorded income before extraordinary item of $4,993 as compared to $2,184 for the comparable period in Fiscal 1998. The improved results for Fiscal 1999 as compared to Fiscal 1998 reflect the increase in operating income as well as the decrease in interest expense as discussed above.

Net Income
For the three and six months ended March 31, 1999, the Company recorded a net loss of $394 and net income of $4,993, respectively, as compared to net losses of $6,994 and $2,971 for the three and six months ended March 31, 1998, respectively. The net losses for the three and six-month periods ended March 31, 1998 reflect the $5,155 extraordinary loss on early repayment of debt resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Balance Sheet
Significant balance sheet fluctuations from September 30, 1998 to March 31, 1999 consisted of decreases in program rights and program rights payable which reflect the annual cycle of the underlying program contracts. In addition, distributions to owners increased as a result of net cash advances made during the six months ended March 31, 1999.

Liquidity and Capital Resources
As of March 31, 1999, the Company's cash and cash equivalents aggregated $14,395, and the Company had an excess of current assets over current liabilities of $25,262.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $14,004 and $14,358 for the six months ended March 31, 1998 and 1999, respectively.

Transactions with Owners. For the six months ended March 31, 1998 and 1999, the Company made cash advances to owners, net of repayments and certain charges, totaling $5,083 and $8,317, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $207,100 at March 31, 1999, an increase of $3,324, or 1.6%, from the September 30, 1998 deficit of $203,776. The increase was due to a net increase in distributions to owners of $8,317, offset by net income for the period of $4,993.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $429,691 at September 30, 1998 to $430,470 at March 31, 1999. This debt, net of applicable discounts, consisted of $273,993 of 9.75% Debentures, $150,000 of 8.875% Notes and $6,477 of capital lease obligations at March 31, 1999. The increase of $779 in total debt from September 30, 1998 to March 31, 1999 was primarily due to a net increase in capital lease obligations. As of September 30, 1998 and March 31, 1999, there were no amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow (as defined in the underlying borrowing agreements) and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 1999, the Company was in compliance with those financial covenants.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 1999 will approximate $10,000, which includes approximately $2,000 for completion of the project to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. Other Fiscal 1999 capital expenditures include improvements and an expansion to the Company's Tulsa office and studio facility and technical equipment improvements across the Company's television stations. Capital expenditures during the six months ended March 31, 1999 totaled $6,227, of which $1,528 was financed through capital lease transactions.

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

      See Exhibit Index on pages 16-18.

b.   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ALLBRITTON COMMUNICATIONS COMPANY

                                                         (Registrant)




       May 11, 1999                          /s/ Lawrence I. Hebert
       ------------                          ----------------------
             Date                          Name: Lawrence I. Hebert
                                          Title: Chairman and Chief Executive
                                                      Officer


       May 11, 1999                          /s/ Stephen P. Gibson
       ------------                          ---------------------
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

  4.2          Indenture  dated as of January 22, 1998 between ACC and      *
               State Street Bank and Trust Company, as Trustee, relating to the Notes. (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on
               Form  S-4,  No.333-45933, dated February 9, 1998.)

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

  4.5          Modification  No.  1  dated  as of  June  19,  1996  to      *
               Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.5 of Company's Quarterly Report on Form
               10-Q, No. 333-02302, dated May 15, 1997.)

  4.6          Modification  No. 2 dated as of  December  20,  1996 to      *
               Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of Company's Quarterly Report on Form
               10-Q, No. 333-02302, dated May 15, 1997.)

  4.7          Modification  No.  3  dated  as  of  May  14,  1997  to      *
               Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.7 of Company's Quarterly Report on Form
               10-Q, No. 333-02302, dated May 15, 1997.)

  4.8          Modification  No. 4 dated as of  September  30, 1997 to      *
               Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.8 of Company's Form 10-K, No. 333-02302, dated December 22, 1997.)

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

  10.8         Tax Sharing  Agreement  effective as of  September  30,      *
               1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993.
               (Incorporated   by  reference   to  Exhibit   10.11  of
               Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

  10.9         Second Amendment to Tax Sharing Agreement  effective as      *
               of October 1, 1995 by and among Perpetual  Corporation,
               ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K, No. 333-02302, dated December 22, 1998.)

  10.10        Time Brokerage  Agreement dated as of December 21, 1995       *
               by  and  between   RKZ   Television,   Inc.   and  ACC.
               (Incorporated   by  reference   to  Exhibit   10.11  of
               Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)

  10.11        Option   Agreement  dated  December  21,  1995  by  and       *
               between ACC and RKZ Television, Inc. (Incorporated by reference to Exhibit 10.12 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12,
               1996.)

  10.12        Amendment  dated May 2,  1996 by and among TV  Alabama,       *
               Inc., RKZ Television, Inc. and Osborn Communications Corporation to Option Agreement dated December 21, 1995
               by  and   between   ACC   and  RKZ   Television,   Inc.
               (Incorporated   by  reference   to  exhibit   10.13  of
               Company's Form 10-K, No. 333-02302,  dated December 30,
               1996.)

  10.13        Master Lease Finance  Agreement  dated as of August 10,       *
               1994 between BancBoston Leasing, Inc. and ACC, as amended. (Incorporated by reference to Exhibit 10.16 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996.)


  10.14        Amendment to Network Affiliation Agreement (TV Alabama,       *
               Inc.) dated January 23, 1997 (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q, No. 333-02302, dated February 14, 1997).

  10.15        Pledge of Membership  Interests  Agreement  dated as of       *
               September 30, 1997 by and among ACC;  KTUL,  LLC; KATV,
               LLC;  WCIV,   LLC;  and   BankBoston,   N.A.  as  Agent
               (Incorporated   by  reference   to  Exhibit   10.16  of
               Company's Form 10-K, No. 333-02302,  dated December 22,
               1997).

 10.16         $20,000,000 Promissory Note of ALLNEWSCO,  Inc. payable       *
               to KTUL,  LLC.  (Incorporated  by  reference to Exhibit
               10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1998.)

  27.          Financial Data Schedule (Electronic Filing Only)              *
----------------
*Previously filed