Form 10-Q
period 1999-06-30
ALLBRITTON COMMUNICATIONS CO
filed 1999-08-16
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



 For the quarterly period ended                        Commission file number:
         June 30, 1999                                        333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



          Delaware                                              74-180-3105
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

                                            Yes  X         No




Number of shares of Common Stock outstanding as of August 16, 1999: 20,000 shares.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S OUTSTANDING INDEBTEDNESS AND ITS HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON THE COMPANY BY THE TERMS OF THE COMPANY'S INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE AND PAY-PER-VIEW AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION REGULATIONS; THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY; AND THE UNCERTAINTY ASSOCIATED WITH THE IMPACT OF YEAR 2000 ISSUES ON THE COMPANY, ITS CUSTOMERS, ITS VENDORS AND OTHERS WITH WHOM IT DOES BUSINESS.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 1998 and 1999         1

          Consolidated  Balance Sheets as of September 30, 1998 and
          June 30,1999                                                       2

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 1998 and 1999                                       3

          Notes to Interim Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        13



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 6.   Exhibits and Reports on Form 8-K                                  14

Signatures                                                                  15

Exhibit Index                                                               16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                   ALLBRITTON COMMUNICATIONS COMPANY
                                   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                        (Dollars in thousands)
                                                              (unaudited)


                                                   Three Months Ended                 Nine Months Ended
                                                          June 30,                          June 30,
                                                   ---------------------              -------------------
                                                     1998         1999                 1998        1999
                                                     ----         ----                 ----        ----
Operating revenues, net                            $ 49,360     $ 49,026            $ 139,753   $ 143,377
                                                     ------       ------              -------     -------

Television operating expenses, excluding
     depreciation and amortization                   25,593       27,282               78,942      82,010
Depreciation and amortization                         4,731        4,217               13,838      12,783
Corporate expenses                                    1,173        1,119                3,270       3,328
                                                     ------       ------              -------     -------
                                                     31,497       32,618               96,050      98,121
                                                     ------       ------              -------     -------

Operating income                                     17,863       16,408               43,703      45,256
                                                     ------       ------              -------     -------

Nonoperating income (expense)
     Interest income
          Related party                                 553          609                1,659       1,870
          Other                                          85           53                1,027         209
     Interest expense                               (10,822)     (10,570)             (33,823)    (31,415)
     Other, net                                        (151)        (285)                (721)       (908)
                                                     ------       ------              -------     -------
                                                    (10,335)     (10,193)             (31,858)    (30,244)
                                                     ------       ------              -------     -------
Income before income taxes and
     extraordinary item                               7,528        6,215               11,845      15,012

Provision for income taxes                            3,851        2,736                5,984       6,540
                                                     ------       ------              -------     -------

Income before extraordinary item                      3,677        3,479                5,861       8,472

Extraordinary loss on early repayment of debt,
     net of related income tax benefit of $3,176       -            -                  (5,155)       -
                                                     ------       ------              -------     -------

Net income                                            3,677        3,479                  706       8,472

Retained earnings, beginning of period               41,864       50,419               44,835      45,426
                                                     ------       ------              -------     -------

Retained earnings, end of period                  $  45,541    $  53,898           $   45,541  $   53,898
                                                     ======       ======             ========    ========



                              See accompanying notes to interim consolidated financial statements.



                                     ALLBRITTON COMMUNICATIONS COMPANY
                     (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                        CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)
                                                                                                  June 30,
                                                                       September 30,               1999
                                                                           1998                 (unaudited)
                                                                       -------------           ------------
Assets

Current assets
      Cash and cash equivalents                                        $   13,849               $   8,813
      Accounts receivable, net                                             33,568                  39,672
      Program rights                                                       17,199                   4,042
      Deferred income taxes                                                 1,706                   1,706
      Interest receivable from related party                                  492                   1,045
      Other                                                                 2,003                   2,528
                                                                         --------                 -------
           Total current assets                                            68,817                  57,806

Property, plant and equipment, net                                         47,559                  47,472
Intangible assets, net                                                    144,804                 140,551
Deferred financing costs and other                                         10,856                   9,944
Cash surrender value of life insurance                                      5,648                   6,661
Program rights                                                              1,837                   1,172
                                                                          -------                 -------

                                                                       $  279,521               $ 263,606
                                                                          =======                 =======

Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt                                $    1,436               $   1,609
      Accounts payable                                                      2,648                   3,302
      Accrued interest payable                                             11,156                   7,781
      Program rights payable                                               20,249                   8,547
      Accrued employee benefit expenses                                     4,860                   4,207
      Other accrued expenses                                                4,257                   4,885
                                                                          -------                 -------
           Total current liabilities                                       44,606                  30,331

Long-term debt                                                            428,255                 428,444
Program rights payable                                                      1,722                   1,392
Deferred rent and other                                                     3,436                   3,347
Accrued employee benefit expenses                                           1,977                   2,098
Deferred income taxes                                                       3,301                   4,975
                                                                          -------                 -------
           Total liabilities                                              483,297                 470,587
                                                                          -------                 -------

Stockholder's investment
      Preferred stock, $1 par value, 800 shares authorized,
           none issued                                                         -                       -
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding                                                 1                       1
      Capital in excess of par value                                        6,955                   6,955
      Retained earnings                                                    45,426                  53,898
      Distributions to owners, net                                       (256,158)               (267,835)
                                                                          -------                 -------
         Total stockholder's investment                                  (203,776)               (206,981)
                                                                          -------                 -------

                                                                       $  279,521               $ 263,606
                                                                          =======                 =======


                              See accompanying notes to interim consolidated financial statements.



                                     ALLBRITTON COMMUNICATIONS COMPANY
                      (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)
                                                 (unaudited)                     Nine Months Ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                 1998            1999
                                                                                 ----            ----

Cash flows from operating activities:
      Net income                                                            $    706          $   8,472
                                                                              ------             ------
      Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                        13,838             12,783
         Other noncash charges                                                   952                942
         Extraordinary loss on early repayment of debt                         5,155                 -
         Provision for doubtful accounts                                         438                330
         Gain on disposal of assets                                             (135)                (1)
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                            (5,567)            (6,434)
               Program rights                                                 11,879             13,822
               Interest receivable from related party                           (553)              (553)
               Other current assets                                              330               (525)
               Other noncurrent assets                                          (420)              (956)
            Increase (decrease) in liabilities:
               Accounts payable                                               (1,007)               654
               Accrued interest payable                                       (2,651)            (3,375)
               Program rights payable                                        (13,553)           (12,032)
               Accrued employee benefit expenses                                 (98)              (532)
               Other accrued expenses                                           (100)               628
               Deferred rent and other liabilities                               (24)               (89)
               Deferred income taxes                                           2,217              1,674
                                                                              ------            -------
                                                                              10,701              6,336
                                                                              ------            -------
                  Net cash provided by operating activities                   11,407             14,808
                                                                              ------            -------

Cash flows from investing activities:
      Capital expenditures                                                    (7,168)            (6,950)
      Proceeds from disposal of assets                                           316                 36
                                                                              ------            -------
                  Net cash used in investing activities                       (6,852)            (6,914)
                                                                              ------            -------

Cash flows from financing activities:
      Proceeds from issuance of debt                                         150,000               -
      Deferred financing costs                                                (4,481)              -
      Prepayment penalty on early repayment of debt                           (5,842)              -
      Draws (repayments) under lines of credit, net                          (12,700)              -
      Principal payments on long-term debt and capital lease obligations    (123,962)            (1,253)
      Distributions to owners, net of certain charges                        (89,744)          (182,868)
      Repayments of distributions to owners                                   80,756            171,191
                                                                            --------            -------
                  Net cash used in financing activities                       (5,973)           (12,930)
                                                                            --------            -------

      Net decrease in cash and cash equivalents                               (1,418)            (5,036)
      Cash and cash equivalents, beginning of period                           7,421             13,849
                                                                             -------            -------
      Cash and cash equivalents, end of period                             $   6,003          $   8,813
                                                                            ========           ========

Non-cash investing and financing activities:
      Equipment acquired under capital leases                              $     341          $   1,528
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


                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 1999. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1998 which are contained in the Company's Form 10-K.

NOTE 2 - For the nine months ended June 30, 1998 and 1999, distributions to owners were as follows:


                                                                                 1998            1999
                                                                                 ----            ----

Distributions to owners, beginning of period                                   $237,354        $256,158

   Cash advances                                                                 92,800         187,636
   Repayment of cash advances                                                   (80,756)       (171,191)
   Charge for Federal and state income taxes                                       (395)         (4,768)
                                                                                -------         -------

Distributions to owners, end of period                                         $249,003        $267,835
                                                                                =======         =======

Weighted average amount of non-interest bearing
   advances outstanding during the period                                      $228,782        $242,839
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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended June 30, 1999 principally reflect decreased political advertising revenues and increased programming expenses in a majority of the Company's markets as well as increased operating expenses in Washington, D.C, partially offset by continued audience and market share gains in Birmingham.

For the nine months ended June 30, 1999, the Company's results of operations principally reflect increased political advertising revenues in a majority of the Company's markets as well as continued audience and market share gains in Birmingham, partially offset by decreased demand by advertisers in the Washington, D.C. market and increased programming expenses in a majority of the Company's markets. The nine-month comparative results are also impacted by the effect of the Company's $150,000 offering of its 8.875% Senior Subordinated Notes due 2008 (the "8.875% Notes") during the second quarter of the prior fiscal year. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11.5% Senior Subordinated Debentures due 2004 (the "11.5% Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11.5% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Results of Operations

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 1998 and 1999 and the percentage change between the periods:

                                  Three Months Ended June 30,             Nine Months Ended June 30,
                                  ---------------------------             --------------------------
                                                     Percent                                    Percent
                                   1998      1999    Change            1998         1999        Change
                                  -------  -------   ------           -------      -------      ------

Operating revenues, net          $49,360   $49,026       -0.7%         $139,753     $143,377      2.6%
Total operating expenses          31,497    32,618        3.6%           96,050       98,121      2.2%
                                  ------    ------                     --------     --------
Operating income                  17,863    16,408       -8.1%           43,703       45,256      3.6%
Nonoperating expenses, net        10,335    10,193       -1.4%           31,858       30,244     -5.1%
Income tax provision               3,851     2,736      -29.0%            5,984        6,540      9.3%
                                  ------    ------                     --------     --------
Income before
  extraordinary item               3,677     3,479       -5.4%            5,861        8,472     44.5%
Extraordinary loss, net
  of income tax benefit             -         -            -              5,155         -          -
                                  ------    ------                     --------     --------
Net income                       $ 3,677   $ 3,479       -5.4%        $     706    $   8,472   1100.0%
                                  ======    ======                     ========     ========


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and nine months ended June 30, 1998 and 1999, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:


                                     Three Months Ended June 30,                Nine Months Ended June 30,
                                     ---------------------------                --------------------------
                                           1998          1999                     1998             1999
                                           ----          ----                     ----            -----
                                 Dollars     Percent  Dollars  Percent  Dollars  Percent   Dollars  Percent
                                                                (Dollars in thousands)

Local/regional <F1>              $24,849      48.6  $25,220    49.8   $ 70,648   48.8   $ 71,504    48.3
National <F2>                     20,958      41.0   21,272    42.0     58,421   40.4     58,763    39.7
Network compensation <F3>          1,682       3.3    1,645     3.2      4,738    3.3      4,534     3.1
Political <F4>                     1,169       2.3       83     0.2      2,139    1.5      4,010     2.7
Trade & barter <F5>                2,034       4.0    2,072     4.1      6,115    4.2      6,116     4.1
Other revenue <F6>                   394       0.8      357     0.7      2,554    1.8      3,156     2.1
                                 -------     -----   ------    ----    -------    -----   ------   -----
Broadcast revenues                51,086     100.0   50,649   100.0    144,615  100.0    148,083   100.0
                                             =====            =====             =====              =====
Fees <F7>                         (1,732)            (1,652)            (4,876)           (4,739)
                                 -------             ------            --------          -------
Broadcast revenue,
   net of fees                    49,354             48,997            139,739           143,344
Non-Broadcast revenue <F8>             6                 29                 14                33
                                  ------            -------           --------          --------
Total net operating revenues     $49,360            $49,026           $139,753          $143,377
                                  ======             ======            =======           =======



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

Net operating revenues for the three months ended June 30, 1999 totaled $49,026, a decrease of $334, or 0.7% when compared to net operating revenues of $49,360 for the three months ended June 30, 1998. This decrease resulted principally from decreased political advertising demand in all of the Company's markets, almost fully offset by increased local/regional and national advertising revenue in the Company's Birmingham market which was achieved through continued audience and market share gains.

Net operating revenues increased $3,624, or 2.6%, to $143,377 for the nine months ended June 30, 1999 as compared to $139,753 for the same period in the prior fiscal year. This year-to-date increase principally resulted from increased political advertising demand in the majority of the Company's markets as well as increased local/regional and national advertising revenue in the Birmingham and Little Rock markets, partially offset by decreased advertising demand in the Washington, D.C. market.

Local/regional advertising revenues increased 1.5% and 1.2% during the three and nine months ended June 30, 1999, respectively, versus the comparable periods in Fiscal 1998. The increase for the three months ended June 30, 1999 of $371 over the three months ended June 30, 1998 was primarily attributable to continued market share gains and increased local/regional advertising revenue in the Birmingham market and an improvement in the Little Rock and Harrisburg local/regional advertising markets, partially offset by a weakening in the Washington, D.C. local/regional advertising market. The $856 increase in local/regional advertising revenues for the nine-month period ended June 30, 1999 over the comparable period in the prior fiscal year was primarily attributable to market share gains in Birmingham and an improvement in the Harrisburg and Little Rock local/regional advertising markets, partially offset by a weakening in the Washington, D.C. market for local/regional advertisers.

National advertising revenues increased $314 and $342, or 1.5% and 0.6%, for the three and nine months ended June 30, 1999, respectively, over the comparable periods in Fiscal 1998. The increase for the three months ended June 30, 1999 was primarily the result of improvement in the Washington, D.C. national advertising market combined with market share gains in the Birmingham market, partially offset by a weakening in the Harrisburg and Lynchburg markets for national advertisers. The increase for the nine-month period ended June 30, 1999 was principally attributable to an improvement in the Little Rock national advertising market and market share gains in Birmingham, partially offset by a weakening in the Washington, D.C. and Harrisburg markets for national advertisers.

Political advertising revenues decreased $1,086, or 92.9%, for the three months ended June 30, 1999 as compared to the same period in Fiscal 1998. The decrease was largely attributable to local political races that took place in the Birmingham and Little Rock markets during the third quarter of Fiscal 1998 with no comparable political races during the third quarter of Fiscal 1999. For the nine-month period ended June 30, 1999, political advertising revenues increased by $1,871, or 87.5% from the nine months ended June 30, 1998. This increase was due primarily to various high-profile local political races in many of the Company's markets that took place during the first quarter of Fiscal 1999 with no comparable political elections occurring during the same period in Fiscal 1998, partially offset by the decrease for the third quarter of Fiscal 1999.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or nine months ended June 30, 1998 or 1999.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 1999 totaled $32,618, an increase of $1,121, or 3.6%, compared to total operating expenses of $31,497 for the three-month period ended June 30, 1998. This increase was primarily the result of an increase in television operating expenses, excluding depreciation and amortization, of $1,689, partially offset by a $514 decrease in depreciation and amortization expense.

Total operating expenses for the nine-month period ended June 30, 1999 totaled $98,121, an increase of $2,071, or 2.2%, compared to $96,050 for the nine months ended June 30, 1998. This increase was primarily the result of an increase in television operating expenses, excluding depreciation and amortization, of $3,068, partially offset by a $1,055 decrease in depreciation and amortization expense.

Television operating expenses, excluding depreciation and amortization, increased $1,689 and $3,068, or 6.6% and 3.9%, for the three and nine months ended June 30, 1999, respectively, as compared to the same periods in Fiscal 1998. These expense increases were primarily attributable to increased programming expenses across a majority of the Company's stations as well as increased news and related promotional expenses at the Company's Washington, D.C. station during the second and third fiscal quarters.

Depreciation and amortization expenses decreased $514 and $1,055, or 10.9% and 7.6%, for the three and nine months ended June 30, 1999, respectively, as compared to the same periods in Fiscal 1998. These decreases were principally the result of decreased depreciation from the facility construction and equipment purchases in Birmingham during Fiscal 1996.

Operating Income
For the three months ended June 30, 1999, operating income of $16,408 decreased $1,455, or 8.1%, when compared to operating income of $17,863 for the three months ended June 30, 1998. For the three months ended June 30, 1999, the operating margin decreased to 33.5% from 36.2% for the comparable period in Fiscal 1998. The decreases in operating income and margin were the result of slightly decreased net operating revenues and increased operating expenses as discussed above.

Operating income of $45,256 for the nine months ended June 30, 1999 increased $1,553, or 3.6%, when compared to operating income of $43,703 for the same period in the prior fiscal year. For the nine months ended June 30, 1999, the operating margin increased to 31.6% from 31.3% for the comparable period in the prior fiscal year. The increases in operating income and margin were the result of net operating revenues increasing at a greater rate than operating expenses as discussed above.

Nonoperating Expenses, Net
Interest expense of $10,570 for three months ended June 30, 1999 decreased $252, or 2.3%, as compared to $10,822 for the three-month period ended June 30, 1998. The decrease was related to lower average debt balances during the three months ended June 30, 1999.

Interest expense for the nine months ended June 30, 1999 was $31,415, a decrease of $2,408, or 7.1%, as compared to $33,823 for the nine-month period ended June 30, 1998. This decrease was principally due to the incremental interest expense in the prior fiscal year associated with carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed as well as the reduced weighted average interest rate on debt during Fiscal 1999 as a result of the Company's refinancing of its 11.5% Debentures.

The average balance of debt was $453,660 and $434,250 for the nine months ended June 30, 1998 and 1999, respectively, and the weighted average interest rate on debt was 9.8% and 9.4% for the nine months ended June 30, 1998 and 1999, respectively. The decreased average debt balance during Fiscal 1999 was due to carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11.5% Debentures on January 22, 1998, the average balance of debt and the weighted average interest rate on debt would have been $429,060 and 9.7%, respectively, for the nine months ended June 30, 1998.

Interest income of $662 for the three months ended June 30, 1999 increased $24, or 3.8%, as compared to interest income of $638 for the three months ended June 30, 1998. Interest income for the nine months ended June 30, 1999 was $2,079, a decrease of $607, or 22.6%, as compared to $2,686 for the nine-month period ended June 30, 1998. The decrease in interest income for the nine-month period was due to interest earned in the prior fiscal year from temporarily investing the majority of the proceeds from the issuance of the 8.875% Notes for the period from January 22, 1998 until March 3, 1998 at which time the Company redeemed the 11.5% Debentures.

Income Taxes
The provision for income taxes for the three months ended June 30, 1999 totaled $2,736, a decrease of $1,115, or 29.0%, when compared to the provision for income taxes of $3,851 for the three months ended June 30, 1998. The decrease is directly related to the $1,313, or 17.4%, decrease in the Company's income before income taxes and extraordinary item as well as a reduction in the Company's overall effective income tax rate in Fiscal 1999.

For the nine months ended June 30, 1999, the provision for income taxes increased $556, or 9.3% when compared to the same period in the prior fiscal year due to a $3,167, or 26.7% increase in income before income taxes and extraordinary item, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 1999.

Income Before Extraordinary Item
Income before extraordinary item of $3,479 for the three months ended June 30, 1999 decreased $198, or 5.4%, when compared to income before extraordinary item of $3,677 for the same period in the prior fiscal year. This decrease was the result of decreased operating income for the three months ended June 30, 1999, as discussed above. For the nine months ended June 30, 1999, income before extraordinary item of $8,472 increased $2,611, or 44.5%, when compared to income before extraordinary item of $5,861 for the nine months ended June 30, 1998. This increase was the result of increased operating income as well as decreased interest expense for the nine months ended June 30, 1999, as discussed above.

Net Income
The net income for the three months ended June 30, 1999 was $3,479 as compared to net income of $3,677 for the three months ended June 30, 1998 due to the factors discussed above.

For the nine months ended June 30, 1999, the Company recorded net income of $8,472 as compared to net income of $706 for the nine-month period ended June 30, 1998. This increase in net income reflects the $5,155 extraordinary loss on early repayment of debt resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs in the prior fiscal year and the improved results for Fiscal 1999 as discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 1998 to June 30, 1999 consisted of increased accounts receivable, offset by decreases in cash, program rights and program rights payable. In addition, distributions to owners increased as a result of net cash advances made during the nine months ended June 30, 1999. The increase in accounts receivable was the result of growth in operating revenues as well as the seasonality of the Company's revenue cycle. The decreases in program rights and program rights payable reflect the annual cycle of the underlying program contracts.

Liquidity and Capital Resources
As of June 30, 1999, the Company's cash and cash equivalents aggregated $8,813, and the Company had an excess of current assets over current liabilities of $27,475.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $11,407 and $14,808 for the nine months ended June 30, 1998 and 1999, respectively. The increase was primarily due to a $2,611 increase in income before extraordinary item during the first nine months of Fiscal 1999 as compared to the same period of Fiscal 1998.

Transactions with Owners. For the nine months ended June 30, 1998 and 1999, the Company made cash advances to owners, net of repayments and certain charges, totaling $11,649 and $11,677, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $206,981 at June 30, 1999, an increase of $3,205, or 1.6%, from the September 30, 1998 deficit of $203,776. The increase was due to a net increase in distributions to owners of $11,677, offset by net income for the period of $8,472.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $429,691 at September 30, 1998 to $430,053 at June 30, 1999. This debt, net of applicable discounts, consists of $274,022 of 9.75% Debentures, $150,000 of 8.875% Notes and $6,031 of capital lease obligations at June 30, 1999. The increase of $362 in total debt from September 30, 1998 to June 30, 1999 was primarily due to a net increase in capital lease obligations. As of September 30, 1998 and June 30, 1999, there were no amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow (as defined in the underlying borrowing agreements) and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 1999, the Company was in compliance with those financial covenants.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 1999 will approximate $11,000, which includes approximately $2,000 for completion of the project to enable WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal. Other Fiscal 1999 capital expenditures include improvements and an expansion to the Company's Tulsa office and studio facility and technical equipment improvements across the Company's television stations. Capital expenditures during the nine months ended June 30, 1999 totaled $8,478, of which $1,528 was financed through capital lease transactions.

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

To implement the plan, the Company has established Year 2000 teams from each of its television stations that are responsible for analyzing the Year 2000 impact on operations and for formulating appropriate strategies to resolve the Year 2000 issues. The Company has generally completed the identification, inventory and assessment phases and is actively managing projects in the remediation, testing and contingency planning phases of the Year 2000 plan. The Company's plan also includes contacting significant third parties in an effort to determine the state of their Year 2000 readiness as all computer software utilized by the Company as well as the majority of the Company's programming is obtained from third parties. The Company has undertaken formal communications with its significant vendors and service providers and is monitoring responses and implementing additional follow-up measures as necessary.

The Company's plan of remediation includes a combination of installing new applications and equipment, upgrading existing applications and equipment, retiring obsolete systems and equipment and confirming significant third party compliance. A summary of certain of the Company's mission-critical systems follows:

The Company receives network and first-run syndicated programming via satellite. The Company's receipt of that programming is dependent upon the ABC television network and program syndicators resolving their Year 2000 issues. Based upon communications from the ABC television network, the Company does not currently anticipate any disruptions in receiving programming from ABC. The Company is continuing to make inquiries of program syndicators as to their Year 2000 status. In the event of any programming disruptions, the Company has certain alternative programming options that it would plan to consider.

The Company uses advertising inventory management software to manage, schedule and bill advertising at each of the Company's television stations. This software is licensed from a single vendor that has warranted the system for Year 2000 compliance and advised the Company of the satisfactory completion of a Year 2000 test of the software by other users.

The Company utilizes equipment and software to automate the insertion of advertising into program breaks. This equipment and software at certain of the Company's television stations is in the process of being upgraded in order to be Year 2000 compliant. The Company expects to complete installation of the upgrades by the end of Fiscal 1999. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can also be performed manually.

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

The information set forth above is deemed by the Company to constitute "Year 2000 Statements" and to contain "Year 2000 Readiness Disclosure" within the meaning of the "Year 2000 Information and Readiness Act."

Other Matters

Effective August 11, 1999, the Company's network affiliation agreements with ABC were amended. Under the amendments, ABC will, during the next three years, provide the Company's stations with additional primetime inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Management believes that reduced network compensation from ABC under the amendments will be largely offset by revenue generated from the sale of the additional primetime inventory received from ABC and that these amendments will, therefore, not have a material effect on the Company's annual net operating revenues.


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


                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                           (Registrant)




       August 16, 1999                                   /s/ Lawrence I. Hebert
       ---------------                                   ----------------------
               Date                                    Name: Lawrence I. Hebert
                                            Title: Chairman and Chief Executive
                                                      Officer


       August 16, 1999                                    /s/ Stephen P. Gibson
       ---------------                                    ---------------------
               Date                                    Name:  Stephen P. Gibson
                                                 Title: Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit No.               Description of Exhibit                     Page No.


  3.1         Certificate  of  Incorporation  of  ACC.   (Incorporated  by   *
              reference to Exhibit 3.1 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  3.2         Bylaws of ACC.  (Incorporated  by  reference to Exhibit        *
              3.2 of  Registrant's Registration  Statement on Form
              S-4, No. 333-02302, dated March 12, 1996)

  4.1         Indenture  dated as of February 6, 1996 between ACC and        *
              State Street Bank and Trust Company, as Trustee, relating to the Debentures. (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on
              Form S-4, No. 333-02302, dated March 12, 1996)

  4.2         Indenture dated as of January 22, 1998 between ACC and State   *
              Street Bank and Trust Company, as Trustee, relating to the
              Notes.   (Incorporated   by  reference  to  Exhibit  4.1  of
              Company's Registration Statement on Form S-4, No. 333-45933, dated February 9, 1998)

  4.3         Form of 9.75% Series B Senior  Subordinated  Debentures  due   *
              2007.   (Incorporated  by  reference  to  Exhibit  4.3  of
              Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  4.4         Revolving Credit Agreement dated as of April 16, 1996 by and   *
              among Allbritton  Communications  Company certain Banks, and
              The First National Bank of Boston, as agent. (Incorporated by reference to Exhibit 4.4 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 14, 1996)

  4.5         Modification  No. 1 dated as of June 19,  1996 to  Revolving   *
              Credit Agreement. (Incorporated by reference to Exhibit 4.5 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997)

  4.6         Modification  No.  2  dated  as  of  December  20,  1996  to   *
              Revolving  Credit  Agreement.  (Incorporated by reference to
              Exhibit 4.6 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997)

  4.7         Modification  No.  3 dated as of May 14,  1997 to  Revolving   *
              Credit Agreement. (Incorporated by reference to Exhibit 4.7 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 15, 1997)

  4.8         Modification  No.  4  dated  as of  September  30,  1997  to   *
              Revolving Credit Agreement.  (Incorporated by reference to
              Exhibit 4.8 of Company's Form 10-K, No. 333-02302, dated December 22, 1997)

  10.1        Network Affiliation Agreement (Harrisburg Television, Inc.).   *
              (Incorporated by reference to Exhibit 10.3 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)

  10.2 Side Letter Amendment to Network Affiliation Agreement (Harrisburg Television, Inc.) dated August 10, 1999.

  10.3        Network  Affiliation  Agreement  (First  Charleston  Corp.).   *
              (Incorporated by reference to Exhibit 10.4 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)

  10.4 Side Letter Amendment to Network Affiliation Agreement (First Charleston Corp.) dated August 10, 1999.

  10.5        Network   Affiliation   Agreement   (WSET,    Incorporated).   *
              (Incorporated by reference to Exhibit 10.5 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)

  10.6 Side Letter Amendment to Network Affiliation Agreement (WSET, Incorporated) dated August 10, 1999.

  10.7        Network Affiliation  Agreement  (WJLA-TV).  (Incorporated by   *
              reference  to  Exhibit   10.6  of  Company's   Pre-effective
              Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)

  10.8 Side Letter Amendment to Network Affiliation Agreement (WJLA-TV) dated August 10, 1999.

  10.9        Network  Affiliation  Agreement  (KATV  Television,   Inc.).   *
              (Incorporated by reference to Exhibit 10.7 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)

  10.10 Side Letter Amendment to Network Affiliation Agreement (KATV Television, Inc.) dated August 10, 1999.

  10.11       Network  Affiliation  Agreement  (KTUL  Television,   Inc.).   *
              (Incorporated by reference to Exhibit 10.8 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)

  10.12 Side Letter Amendment to Network Affiliation Agreement (KTUL Television, Inc.) dated August 10, 1999.

  10.13       Network   Affiliation   Agreement   (TV   Alabama,    Inc.).   *
              (Incorporated by reference to Exhibit 10.9 of Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)

  10.14       Amendment  to Network  Affiliation  Agreement  (TV  Alabama,   *
              Inc.) dated January 23, 1997. (Incorporated  by reference to
              Exhibit 10.15 to the Company's Form 10-Q, No. 333-02302, dated February 14, 1997)

  10.15 Side Letter Amendment to Network Affiliation Agreement (TV Alabama, Inc.) dated August 10, 1999.

  10.16       Tax Sharing Agreement  effective as of September 30, 1991 by   *
              and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  10.17       Second  Amendment to Tax Sharing  Agreement  effective as of   *
              October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K, No. 333-02302, dated December
              22, 1998)

  10.18       Time  Brokerage  Agreement  dated as of December 21, 1995 by   *
              and between RKZ Television,  Inc. and ACC.  (Incorporated by
              reference  to  Exhibit   10.11  of  Company's   Registration
              Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  10.19       Option  Agreement dated December 21, 1995 by and between ACC   *
              and RKZ Television, Inc. (Incorporated by reference to Exhibit 10.12 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  10.20       Amendment  dated May 2, 1996 by and among TV Alabama,  Inc.,   *
              RKZ Television, Inc. and Osborn Communications Corporation to Option Agreement dated December 21, 1995 by and between ACC and RKZ Television, Inc. (Incorporated by reference to exhibit 10.13 of Company's Form 10-K, No. 333-02302, dated December 30, 1996)

  10.21       Master Lease Finance  Agreement  dated as of August 10, 1994   *
              between BancBoston Leasing, Inc. and ACC, as amended. (Incorporated by reference to Exhibit 10.16 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  10.22       Pledge  of  Membership   Interests  Agreement  dated  as  of   *
              September 30, 1997 by and among ACC; KTUL, LLC; KATV, LLC; WCIV, LLC; and BankBoston, N.A. as Agent. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1997)

  10.23       $20,000,000  Promissory Note of ALLNEWSCO,  Inc.  payable to   *
              KTUL, LLC. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22,
              1998)


  27.         Financial Data Schedule (Electronic Filing Only)
----------------
*Previously filed