Form 10-K
period 1999-09-30
ALLBRITTON COMMUNICATIONS CO
filed 1999-12-29
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 1999
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

As of December 28, 1999, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

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

                                TABLE OF CONTENTS


                                                                           PAGE

Part I
 Item 1.  Business...........................................................1
 Item 2.  Properties........................................................15
 Item 3.  Legal Proceedings.................................................17
 Item 4.  Submission of Matters to a Vote of Security Holders...............17

Part II
 Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters...............................17
 Item 6.  Selected Consolidated Financial Data..............................18
 Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................20
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk........36
 Item 8.  Consolidated Financial Statements and Supplementary Data..........36
 Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure....................36

Part III
 Item 10. Directors and Executive Officers of the Registrant................37
 Item 11. Executive Compensation............................................40
 Item 12. Security Ownership of Certain Beneficial Owners and
                  Management................................................41
 Item 13. Certain Relationships and Related Transactions....................42

Part IV
 Item 14. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...............................................45

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

                                     PART I

                                ITEM 1. BUSINESS

The Company

Allbritton Communications Company ("ACC" or the "Company") itself and through subsidiaries owns and operates ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa (Birmingham), Alabama; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. The Company's owned and operated stations broadcast to the 8th, 39th, 46th, 57th, 58th, 68th and 104th largest national media markets in the United States, respectively, as defined by the A.C. Nielsen Co. ("Nielsen"). The Company also owns a low power television station (WBMA) licensed to Birmingham, Alabama and programs a station in Anniston (Birmingham), Alabama.

WJLA is owned and operated by ACC, while the Company's remaining owned and operated stations are owned by Harrisburg Television, Inc. (WHTM), KATV, LLC
(KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT and WBMA). Each of these is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. TV Alabama began programming WJSU, licensed to Anniston (Birmingham), Alabama, under a ten-year Time Brokerage Agreement (referred to herein as a Local Marketing Agreement ("LMA")) effective December 29, 1995 (the "Anniston LMA"). TV Alabama exercised its option to acquire WJSU on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU, subject to regulatory approval and customary closing conditions. See "Owned and/or Programmed Stations - WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa, Alabama) ". The Company also engages in other activities relating to the production and distribution of television programming through Allbritton Television Productions, Inc. ("ATP"), a wholly-owned subsidiary of ACC. ACC was founded in 1974 and is a subsidiary of Allbritton Group, Inc. ("AGI"), which is controlled by Perpetual Corporation, which in turn is controlled by Joe L. Allbritton, ACC's Chairman. ACC and its subsidiaries are Delaware corporations or limited liability companies. ACC's corporate headquarters is located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3903, and its telephone number at that address is (202) 789-2130.

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

United States television stations are grouped by Nielsen into 210 generally recognized television market areas that are ranked in size according to various formulae based upon actual or potential audience. Each market area is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. The specific geographic markets are called Designated Market Areas or DMAs.

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

The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 13 hours of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with affiliates of other networks and independent stations in their market areas. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which have become increasingly popular with both network affiliates and independents, a national program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

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

Direct Broadcast Satellite ("DBS") service has recently been introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Legislation was enacted in November 1999 that permits local stations, under specified conditions, to be carried on satellite which will retransmit those signals back to the originating market. At present, the nature of DBS service includes primarily national programming and, except in limited circumstances, does not offer locally originated programs or advertising. Initially, it is expected that only affiliates of the four largest networks will be transmitted locally in approximately the 25 largest DMAs. Of the Company's stations, only WJLA is currently carried on DBS systems, transmitting to the Washington, D.C. market.

The Company believes that the market shares of television stations affiliated with ABC, NBC and CBS declined during the 1980s and 1990s because of the emergence of FOX and certain strong independent stations and because of increased cable penetration. Independent stations have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, network-quality and regional sports programming. In addition, there has been substantial growth in the number of home satellite dish receivers and video cassette recorders, which has further expanded the number of programming alternatives available to household audiences.

Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats have enabled some broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC has authorized a transition plan to convert existing analog stations to digital by temporarily offering a second channel to transmit programming digitally with the return of the analog channel after the transition period. Of the Company's stations, only WJLA in Washington, D.C. broadcasts with both an analog and digital signal at this time.

Station Information

The following table sets forth general information for each of the Company's owned and/or programmed stations as of November 1999:

                                                                               Total
                                                                    Market   Commercial    Station    Rank
        Designated                            Network    Channel    Rank or  Competitors   Audience    in       Acquisition
        Market Area           Station       Affiliation Frequency   DMA (1)  in Market(2)  Share(3)   Market(4)    Date
        -----------           -------       ----------- ---------   -------  ------------  --------   --------  -----------

Washington, D.C. (5)           WJLA            ABC       7/VHF          8         6          23%       2      01/29/76
Birmingham (Anniston and
      Tuscaloosa), AL (7)      WBMA/WCFT/WJSU  ABC           -         39         6          20%       3           -
           Birmingham (5) (7)  WBMA            ABC      58/UHF          -         -          -         -      08/01/97
           Anniston (8)        WJSU            ABC      40/UHF          -         -          -         -           -
           Tuscaloosa (5)      WCFT            ABC      33/UHF          -         -          -         -      03/15/96
Harrisburg-Lancaster-
York-Lebanon,PA (5)            WHTM            ABC      27/UHF         46         4          28%       2      03/01/96
Little Rock, AR (5)            KATV            ABC      7/VHF          57         5          36%       1      04/06/83
Tulsa, OK (5)                  KTUL            ABC      8/VHF          58         6          33%       1      04/06/83
Roanoke-Lynchburg, VA (5)      WSET            ABC      13/VHF         68         4          25%       2      01/29/76 (6)
Charleston, SC (5)             WCIV            ABC      4/VHF         104         5          20%       3      01/29/76 (6)
---------

(1)      Represents market rank based on the Nielsen Station Index for November 1999.
(2)      Represents the total number of commercial broadcast television stations in the DMA with an  audience  share of at least 1% in the 6:00 a.m.  to
         2:00 a.m., Sunday through Saturday, time period.
(3)      Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00
         a.m., Sunday through Saturday.
(4)      Represents  the  station's  rank in the DMA based on its share of total viewing of commercial  broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
(5)      Owned Station.
(6)      WSET and  WCIV  have  been  indirectly  owned  and  operated  by Joe L.
         Allbritton  since  1976.  On  March  1,  1996,  WSET  and  WCIV  became wholly-owned subsidiaries of ACC.


(7) TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU (which TV Alabama programs pursuant to the Anniston LMA). The stations are listed on a combined basis by Nielsen as WBMA, the call sign of the low power television station.
(8) Programmed Station. The Company has entered into an asset purchase agreement for the acquisition of WJSU. See "Owned and/or
         Programmed Stations - WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa, Alabama)".

Business and Operating Strategy

The Company's business strategy is to focus on building net operating revenues and net cash provided by operating activities. The Company intends to pursue selective acquisition opportunities as they arise. The Company's acquisition strategy is to target network-affiliated television stations where it believes it can successfully apply its operating strategy and where such stations can be acquired on attractive terms. Targets include midsized growth markets with what the Company believes to be advantageous business climates. Although the Company continues to review strategic investment and acquisition opportunities, no agreements or understandings are currently in place regarding any material investments or acquisitions except for the acquisition of WJSU.

In addition, the Company constantly seeks to enhance net operating revenues at a marginal incremental cost through its use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 74 radio stations in four states and pay-per-view cable viewing to selected Arkansas cable system viewers.

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

Local Sales Development Efforts. The Company believes that television stations with a strong local presence and active community relations can realize additional revenue from advertisers through the development and promotion of special programming and marketing events. Each of the Company's stations has developed such additional products, including high quality programming of local interest (such as University of Arkansas football and basketball games) and sponsored community events. These sponsored events have included health fairs, contests, job fairs, parades and athletic events and have provided advertisers, who are offered participation in such events, an opportunity to direct a marketing program to targeted audiences. These additional products have proven successful in attracting incremental advertising revenues. The stations also seek to maximize their local sales efforts through the use of extensive research and targeted demographic studies.

Cost Control. Management believes that controlling costs is an essential factor in achieving and maintaining the profitability of its stations. The Company believes that by delivering highly targeted audience levels and controlling programming and operating costs, the Company's stations can achieve increased levels of revenue and operating cash flow. Each station rigorously manages its expenses through a budgetary control process and project accounting, which includes an analysis of revenue by daypart. Moreover, each of the stations closely monitors its staffing levels.


Owned and/or Programmed Stations

WJLA: Washington, D.C.

Acquired by the Company in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The Station's FCC license expires on October 1, 2004. Washington, D.C. is the eighth largest DMA, with approximately 2,000,000 television households. The Company believes that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama

The Company acquired WCFT in March 1996 and commenced programming WJSU pursuant to the Anniston LMA in December 1995. The LMA provides for the Company to supply program services to WJSU and to retain all revenues from advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to the station's owner. The Anniston LMA expires on December 29, 2005. The ABC network affiliation is based upon carriage on both stations and expires on September 1, 2006. The FCC licenses for both stations expire on April 1,

2005. The Company also owns a low power television station licensed to Birmingham, Alabama (WBMA). In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating the 39th largest DMA with approximately 668,000 television households. The Birmingham DMA is served by six commercial television stations.

In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU (the "Anniston Option"). The cost of the Anniston Option was $15,348,000 and it is exercisable for additional consideration of $3,337,000. The Company exercised its option to acquire WJSU on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU, subject to regulatory approval and customary closing conditions. TV Alabama applied to the FCC on November 16, 1999 for consent to the assignment of the WJSU licenses to TV Alabama. Subject to FCC approval, the Company would expect closing to occur in the second quarter of Fiscal 2000.

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

WHTM: Harrisburg-Lancaster-York-Lebanon, Pennsylvania

Acquired by the Company in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The Station's FCC license expires August 1, 2007. Harrisburg, Pennsylvania, which consists of nine contiguous counties located in central Pennsylvania, is the 46th largest DMA, reaching approximately 600,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by four commercial television stations, one of which is a VHF station.

KATV: Little Rock, Arkansas

Acquired by the Company in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2005. The Little Rock market is the 57th largest DMA, with approximately 488,000 television households. The Little Rock market has a diversified economy, both serving as the seat of state and local government and housing a significant concentration of businesses. The Little Rock market is served by five commercial television stations.

Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2003, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 74 radio stations in four states. Pay-per-view and home video rights are also controlled by ARSN.

KTUL: Tulsa, Oklahoma

Acquired by the Company in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 58th largest DMA, with approximately 483,000 television households. The Tulsa market is served by six commercial television stations.

WSET: Roanoke-Lynchburg, Virginia

Acquired by the Company in 1996, WSET has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. WSET's FCC license expires on October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 68th largest DMA, with approximately 403,000 television households. The Lynchburg DMA is served by four commercial television stations.

WCIV: Charleston, South Carolina

Acquired by the Company in 1996, WCIV has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. WCIV's FCC license expires on December 1, 2004. Charleston, South Carolina is the 104th largest DMA, with approximately 243,000 television households. The Charleston DMA is served by five commercial television stations.

Network Affiliation Agreements and Relationship

WJLA, WBMA/WCFT/WJSU, WHTM, KATV, KTUL, WSET and WCIV are ABC network affiliates: their current affiliation agreements expire September 1, 2006, January 1, 2005, October 1, 2005, July 31, 2005, July 31, 2005 and August 20,
2006, respectively. ABC has routinely renewed the affiliation agreements with these stations; however, there can be no assurance that these affiliation agreements will be renewed in the future. Continuation of the ABC's affiliation agreement with WCFT and WJSU is conditional on WJSU's continuing to be programmed by ACC for the duration of the affiliation agreement. As one of the largest group owners of ABC network affiliates in the nation, ACC believes it enjoys excellent relations with the ABC network.

Generally, each affiliation agreement provides the Company's stations with the right to broadcast programs transmitted by the network that includes designated advertising time the revenue from which the network retains. For every hour or fraction thereof that the station elects to broadcast network programming, the network pays the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, prime-time programming generates the highest hourly rates. Under specified conditions, rates are subject to increase or decrease by the network during the term of each affiliation agreement, with provisions for advance notice and right of termination on behalf of the station in the event of a reduction in rates.

Effective August 11, 1999, the Company's network affiliation agreements with ABC were amended. Under the amendments, ABC will, during the next three years, provide the Company's stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming.

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

Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low-power and in-home satellite services. The Company's television stations also face competition from high-powered direct broadcast satellite services, such as

DirecTV and Echostar, which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels, internet-relayed video and direct broadcast satellites are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very defined audiences is expected to alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

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

Advertising: Advertising rates are based upon the size of the market area in which a station operates, the program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market area served by the station, the availability of alternative advertising media in the market area, an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. The Company's television stations compete for advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company's television stations are located in highly competitive market areas.

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

Digital Television: The FCC has adopted rules for implementing digital (including high-definition) television ("DTV") service in the United States.
Implementation   of  DTV  is  intended  to  improve  the
technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station's geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. Under the FCC's rules, stations will be required to phase-in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. Implementation of advanced television service may impose additional costs on television stations providing the new service, due to increased equipment costs, and may affect the competitive nature of the market areas in which the Company operates if competing stations adopt and implement the new technology before the Company's stations. The FCC has adopted standards for the transmission of advanced television signals. These standards will serve as the basis for the phased conversion to digital transmission. Of the Company's stations, only WJLA in Washington, D.C. currently operates a DTV channel in concert with its analog signal. While each of the Company's other stations has filed its application with the FCC for the second DTV channel, there are currently no DTV operations in the markets of these stations.

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

The FCC's television national multiple ownership rules limit the audience reach of television stations in which any entity may hold an attributable interest to 35 percent of total United States audience reach. The FCC's local television multiple ownership rule, the "Duopoly" rule, was revised in September 1999 and now generally permits ownership of attributable interests by a single entity in no more than two television stations which serve the same DMA unless both stations are among the top four rated in the market or there are fewer than eight, full power, independently owned television stations remaining in the market.

The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. When applying its multiple ownership or cross-ownership rules, the FCC generally attributes the interests of corporate licensees to the holders of corporate interests as follows: (i) any voting interest amounting to five percent or more of the outstanding voting power of the corporate broadcast licensee generally will be attributable; (ii) in general, no minority voting stock interests will be attributable if there is a single holder of more than fifty percent of the outstanding voting power of a corporate broadcast licensee; (iii) in general, certain investment companies, insurance companies and banks holding stock through their trust departments in trust accounts will be considered to have an attributable interest only if they hold twenty percent or more of the outstanding voting power of a corporate broadcast licensee; and (iv) certain local media competitors (including broadcasters, cable operators and newspapers) and programmers that supply more than 15 percent of a station's weekly broadcast hours will also be attributed with ownership of the station if that entity also has a combination of debt and equity holdings of the station exceeding 33 percent of the total asset value of the station. Furthermore, corporate officers and directors and general partners and uninsulated limited partners of partnerships are personally attributed with the media interests of the corporations or partnerships of which they are officers, directors or partners. In the case of corporations controlling broadcast licenses through one or more intermediate entities, similar attribution standards generally apply to stockholders, officers and directors of such corporations.

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

Employees

As of September 30, 1999, the Company employed in full and part-time positions 890 persons, including 189 at WJLA, 136 at KATV, 127 at KTUL, 108 at WHTM, 125 at WBMA/WCFT/WJSU, 108 at WSET, 84 at WCIV and 13 in its corporate office. Of the employees at WJLA, 95 are represented by three unions: the American
Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The AFTRA collective bargaining agreement expired September 30, 1999; however, the parties have agreed, pending negotiation of a successor collective bargaining agreement, to extend the existing agreement to January 31, 2000. The DGA collective bargaining agreement was renegotiated effective July 16, 1996 through January 16, 2000. The NABET/CWA collective bargaining agreement expired June 1, 1995. Members of this union have been working under a contract implemented by WJLA after impasse in its negotiations, effective February 1, 1999. No employees of the Company's other owned and/or programmed stations are represented by unions. The Company believes its relations with its employees are satisfactory.


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

KATV                  Little Rock, AR
                      Office/Studio              Owned             20,500 sq. ft.        N/A
                      Tower/Transmitter          Owned             188 Acres             N/A
                      Annex/Garage               Owned             67,400 sq. ft.        N/A

KTUL                  Tulsa, OK
                      Office/Studio              Owned             13,520 sq. ft.        N/A
                      Tower/Transmitter          Owned             160 acres             N/A
                      Tower                      Leased            1 acre              5/30/05

WSET                  Lynchburg, VA
                      Office/Studio              Owned             15,500 sq. ft.        N/A
                      Tower/Transmitter          Owned             2,700 sq. ft.         N/A

WCIV                  Mt. Pleasant, SC
                      Office/Studio              Owned             21,700 sq. ft.        N/A
                      Tower/Transmitter          Leased            2,000 sq. ft.       8/31/06

WCFT/WJSU (1)         Birmingham, AL
                      Office/Studio              Leased            26,357 sq.ft        9/30/06
                      Satellite Dish Farm        Leased            0.5 acres           9/30/06
                      Tower/Relay-Pelham         Leased            .08 acres          10/31/01
                      Tower/Relay-Red Mtn.       Owned             .21 acres            N/A

                      Tuscaloosa, AL
                      Office/Studio              Owned             9,475 sq. ft.        N/A
                      Tower-Tuscaloosa           Owned             10.5 acres           N/A
                      Tower-AmSouth              Leased            134.3 acres        4/30/06

                      Anniston, AL  (2)
                      Office/Studio              Leased            7,273 sq. ft.     6 months notice
                      Tower-Blue Mtn.            Owned             1.7 acres            N/A
                      Gadsden Office             Leased            1,000 sq. ft.     Monthly
                      Tower-Bald Rock            Leased            1 acre             8/29/16
----------

(1) TV Alabama uses the pre-existing facilities of WCFT and WJSU to operate news and sales bureaus in the Tuscaloosa and Anniston market areas.
(2) Although TV Alabama is currently operating these properties under the Anniston LMA, Flagship is the owner and lessee; however, TV Alabama has entered into an asset purchase agreement for the acquisition of WJSU including these properties. See " Business - Owned and/or Programmed Stations - WBMA/WCFT/WJSU:
         Birmingham (Anniston and Tuscaloosa, Alabama)".

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

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in thousands)

The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. The selected consolidated financial data for the fiscal years ended September 30, 1995, 1996, 1997, 1998 and 1999 are derived from the Company's audited Consolidated Financial Statements.

                                                           Fiscal Year Ended September 30,
                                                           -------------------------------
                                      1995             1996              1997             1998            1999
                                      ----             ----              ----             ----            ----


Statement of Operations Data (1):
Operating revenues, net             $138,151          $155,573          $172,828         $182,484       $187,288
Television operating expenses,
    excluding depreciation and
    amortization                      75,199            92,320           105,630          106,147        109,549
Depreciation and amortization          4,752            10,257            19,652           18,922         17,471
Corporate expenses                     3,753             5,112             4,382            4,568          4,339
Operating income                      54,447            47,884            43,164           52,847         55,929
Interest expense                      22,708            35,222            42,870           44,340         42,154
Interest income                        2,338             3,244             2,433            3,339          2,760
Income before extraordinary
    items                             19,909             8,293               424            5,746          8,628
Extraordinary loss (2)                    --            (7,750)               --           (5,155)            --
Net income                            19,909               543               424              591          8,628

                                                                 As of September 30,
                                                                 -------------------
                                         1995           1996             1997              1998           1999
                                         -----          ----             -----             ----           ----

Balance Sheet Data (1):
Total assets                         $99,605          $281,778          $280,977         $279,521        $275,868
Total debt (3)                       198,919           402,993           415,722          429,691         429,629
Redeemable preferred stock (4)           168                --                --               --             --
Stockholder's investment            (133,879)         (172,392)         (185,563)        (203,776)       (211,347)

                                                           Fiscal Year Ended September 30,
                                                           -------------------------------
                                         1995           1996             1997              1998           1999
                                         -----          ----             -----             ----           ----
Cash Flow Data (1) (5):
Cash flow from operating
     activities                      $22,145           $28,370           $15,551          $28,022         $28,302
Cash flow from investing activities   (2,543)         (165,109)         (17,363)           (8,190)         (9,809)
Cash flow from financing activities  (18,549)          145,031           (2,875)          (13,404)        (17,905)

                                                           Fiscal Year Ended September 30,
                                                           -------------------------------
                                         1995           1996             1997              1998           1999
                                         -----          ----             -----             ----           ----
Financial Ratios and Other Data (1):
Operating Cash Flow (6)              $59,199           $58,141           $62,816          $71,769         $73,400
Operating Cash Flow Margin (7)         42.9%             37.4%             36.3%            39.3%           39.2%
Capital expenditures                   2,777            20,838            12,140            8,557           9,849



(1) The consolidated statement of operations data, balance sheet data, cash flow data and financial ratios and other data as of and for the year ended September 30, 1996 include the effects of significant transactions consummated by the Company during the year that impact the comparability of Fiscal 1996 data to the previous year. Such transactions include the effects of a $275,000 offering of 9.75% Senior Subordinated Debentures due 2007, the asset acquisitions of WHTM and WCFT, the acquisition of the Anniston LMA and Anniston Option, the early repayment of approximately $74,704 in debt and payment of a prepayment penalty on such debt of $12,934. In addition, the comparability of Fiscal 1997, 1998 and 1999 data to Fiscal 1996 data is impacted by the fact that that the results of operations of WHTM, WCFT and WJSU are included for the full year in Fiscal 1997, 1998 and 1999 as compared to the period from the date of acquisition and the effective date of the Anniston LMA in Fiscal 1996.
(2) The extraordinary losses during Fiscal 1996 and Fiscal 1998 resulted from the early repayment of long-term debt (see Note 5 of Notes to Consolidated Financial Statements).
(3) Total debt is defined as long-term debt (including the current portion thereof, and net of discount), short-term debt and capital lease obligations.
(4) In September 1996, the Company purchased for cash the Series A redeemable preferred stock at its redemption value of $168.
(5) Cash flows from operating, investing and financing activities were determined in accordance with generally accepted accounting principles. See Consolidated Financial Statements-Consolidated Statements of Cash Flows.
(6) "Operating Cash Flow" is defined as operating income plus depreciation and amortization. Programming expenses are included in television operating expenses. The Company has included Operating Cash Flow data because it understands that such data are used by investors to measure a company's ability to fund its operations and service debt. Operating Cash Flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.
(7) "Operating Cash Flow Margin" is defined as Operating Cash Flow as a percentage of operating revenues, net.


                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)


General Factors Affecting the Company's Business

The Company owns and/or programs ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; WCIV in Charleston, South Carolina; and WCFT in Tuscaloosa, Alabama (west of Birmingham, Alabama). The Company also programs the ABC network affiliate WJSU in Anniston, Alabama (east of Birmingham, Alabama) under the Anniston LMA, and owns a low power television station licensed to Birmingham, Alabama (WBMA). The Company operates WCFT and programs WJSU in tandem with WBMA serving the viewers of Birmingham, Tuscaloosa and Anniston. Under the Anniston LMA, the operating revenues and expenses of WJSU are included in the Company's consolidated financial statements. The Company has entered into an asset purchase agreement for the acquisition of WJSU. See " Business - Owned and/or Programmed Stations - WBMA/WCFT/WJSU:
Birmingham (Anniston and Tuscaloosa, Alabama) ".

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because the Company relies on sales of advertising time for substantially all of its revenues, its operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which the Company's stations operate. For Fiscal 1997, 1998 and 1999, WJLA accounted for approximately one-half of the Company's total revenues. As a result, the Company's results of operations are highly dependent on WJLA and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which the Company's stations operate. The Company is also dependent on automotive-related advertising. Approximately 26%, 25% and 25% of the Company's total broadcast revenues for the years ended September 30, 1997, 1998 and 1999, respectively, consisted of automotive-related advertising. A significant decrease in such advertising could materially and adversely affect the Company's operating results.

Operating Revenues

 The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the last three fiscal years and the percentage contribution of each to the total broadcast revenues of the Company, before fees.


                                                          Fiscal Year Ended September 30,
                                                          -------------------------------
                                         1997                          1998                       1999
                                         ----                          ----                       ----
                                 Dollars       Percent         Dollars       Percent       Dollars     Percent
                                 -------       -------         -------       -------       -------     -------
Local/regional (1)               $ 85,954       48.1%         $ 92,398       49.0%        $ 94,393       48.8%
National (2)                       71,324       40.0%           75,530       40.0%          77,077       39.9%
Network compensation (3)            6,223        3.5%            6,237        3.3%           5,668        2.9%
Political (4)                       4,273        2.4%            3,291        1.8%           4,191        2.2%
Trade and barter (5)                7,868        4.4%            8,192        4.3%           8,181        4.2%
Other revenues (6)                  3,002        1.6%            3,065        1.6%           3,844        2.1%
                                  -------      ------          -------      ------         -------      ------
Broadcast revenues                178,644      100.0%          188,713      100.0%         193,354      100.0%
                                               ======                       ======                      ======
Fees (7)                           (6,068)                      (6,202)                    (6,101)
                                  -------                      -------                     -------
Broadcast revenue,
   net of fees                    172,576                      182,511                     187,253
Non-broadcast revenue (8)             252                          (27)                         35
                                  -------                      -------                     -------
Total net operating revenues     $172,828                     $182,484                    $187,288
                                  =======                      =======                     =======

----------

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

Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing almost 90% of the Company's total broadcast revenues in each of the last three fiscal years. Although the total percentage contribution of local/regional and national advertising has been relatively constant over such period, the growth rate of local/regional and national advertising revenues varies annually based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets. Local/regional advertising revenues increased 11.3%, 7.5% and 2.2% in Fiscal 1997, 1998 and 1999, respectively; and national advertising revenues increased 11.0%, 5.9% and 2.0% during the same respective periods. Each other individual category of revenues represented less than 5.0% of the Company's total revenues for each of the last three fiscal years.


Results of Operations - Fiscal 1999 Compared to Fiscal 1998

As compared to Fiscal 1998, the Company's results of operations for Fiscal 1999 principally reflect continued audience and market share gains in the Birmingham market, increased demand by advertisers in the Little Rock market and increased political advertising revenues in a majority of the Company's markets. The comparative results are also impacted by the effect of the Company's $150,000 offering of its 8.875% Senior Subordinated Notes due 2008 (the " 8.875% Notes") during the second quarter of Fiscal 1998. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11.5% Senior Subordinated Debentures due 2004 (the " 11.5% Debentures") on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility. The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11.5% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Set forth below are selected consolidated financial data for Fiscal 1998 and 1999, respectively, and the percentage change between the years.

                                                  Fiscal Year Ended September 30,
                                                  -------------------------------
                                                                                         Percentage
                                                   1998                   1999             Change
                                                   ----                   ----             ------

         Operating revenues, net                  $182,484              $187,288             2.6%
         Total operating expenses                  129,637               131,359             1.3%
                                                   -------               -------
         Operating income                           52,847                55,929             5.8%
         Nonoperating expenses, net                 41,514                40,584            (2.2)%
         Income tax provision                        5,587                 6,717            20.2%
                                                   -------               -------
         Income before extraordinary loss            5,746                 8,628            50.2%
         Extraordinary loss, net of income
               tax benefit                          (5,155)                  --           (100.0)%
                                                   -------               -------

         Net income                               $    591              $  8,628         1,359.9%
                                                   =======               =======

         Operating cash flow                      $ 71,769              $ 73,400             2.3%
                                                   =======               =======

Net Operating Revenues

Net operating revenues for Fiscal 1999 totaled $187,288, an increase of $4,804, or 2.6%, as compared to Fiscal 1998. This increase resulted principally from increased local/regional and national advertising revenue in the Company's Birmingham and Little Rock markets, increased political advertising demand in a majority of the Company's markets and increased revenue related to University of Arkansas sports programming in Little Rock. The revenue growth in Birmingham was achieved through continued audience and market share gains.

Local/regional advertising revenues increased $1,995, or 2.2%, over Fiscal 1998. The increase was primarily attributable to market share gains in Birmingham as well as an improvement in the Harrisburg and Little Rock local/regional advertising markets, partially offset by a weakening in the Washington, D.C. market for local/regional advertisers.

National advertising revenues increased $1,547, or 2.0%, in Fiscal 1999 over the prior fiscal year. The increase was principally attributable to market share gains in Birmingham as well as an improvement in the Washington, D.C. national advertising market, partially offset by a weakening in the Harrisburg market for national advertisers.

Network compensation revenue decreased $569, or 9.1%, from Fiscal 1998. Of this decrease, approximately $400 was due to the effect of the amendment of the Company's network affiliation agreements with ABC in August 1999, and was largely offset by local/regional and national advertising revenues generated from the sale of additional prime-time inventory obtained as part of the amendment. See " Business - Network Affiliation Agreements and Relationship".

Political advertising revenues increased by $900, or 27.3%, in Fiscal 1999 from Fiscal 1998. This increase was primarily due to various high-profile local political elections in many of the Company's markets that took place during Fiscal 1999 with no comparable political elections occurring during Fiscal 1998. The increase was partially offset by Fiscal 1998 political advertising leading up to the Fiscal 1999 elections.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during Fiscal 1999 or 1998.

Total Operating Expenses

Total operating expenses in Fiscal 1999 were $131,359, an increase of $1,722, or 1.3%, compared to total operating expenses of $129,637 in Fiscal 1998.

Television operating expenses, excluding depreciation and amortization, totaled $109,549 in Fiscal 1999, an increase of $3,402, or 3.2%, when compared to television operating expenses of $106,147 in Fiscal 1998. This television operating expense increase was primarily attributable to increased news and related promotional expenses at the Company's Washington, D.C. station, increased expenses related to University of Arkansas sports programming in Little Rock and increased programming expenses across a majority of the Company's stations. The overall increase in programming expenses was mitigated due to the fact that WJLA did not purchase the rights to broadcast the preseason Washington Redskins football games in Fiscal 1999 as it had done in Fiscal 1998.

Assuming completion of the acquisition of WJSU, the Company will no longer be required to pay fees under the Anniston LMA. Such fees were $360 in both Fiscal 1998 and 1999.

Depreciation  and  amortization  expense  of $17,471  in Fiscal  1999  decreased
$1,451, or 7.7%, from $18,922 in Fiscal 1998. The decrease was primarily attributable to decreased depreciation from the facility construction and equipment purchases in Birmingham during Fiscal 1996.

Corporate expenses in Fiscal 1999 decreased $229, or 5.0%, from Fiscal 1998. The decrease was due to decreases in various expenses, including life insurance, compensation and travel.

Operating Income

Operating income of $55,929 in Fiscal 1999 increased $3,082, or 5.8%, compared to operating income of $52,847 in Fiscal 1998. The operating profit margin in Fiscal 1999 increased to 29.9% from 29.0% for the prior fiscal year. The increases in operating income and margin were the result of net operating revenues increasing more than total operating expenses as discussed above.

Operating Cash Flow

Operating cash flow increased to $73,400 in Fiscal 1999 from $71,769 in Fiscal 1998, an increase of $1,631, or 2.3%. This increase was a result of net operating revenues increasing more than television operating expenses as discussed above. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense of $42,154 for Fiscal 1999 decreased by $2,186, or 4.9%, from $44,340 in Fiscal 1998. This decrease was principally due to the incremental interest expense in the prior fiscal year associated with carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed as well as the reduced weighted average interest rate on debt during Fiscal 1999 as a result of the Company's refinancing of its 11.5% Debentures.

The average amount of debt outstanding and the weighted average interest rate on such debt for Fiscal 1998 and 1999 approximated $449,431 and 9.7%, and $436,546 and 9.4%, respectively. The decreased average debt balance during Fiscal 1999 was primarily due to carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11.5% Debentures on January 22, 1998, the average balance of debt would have been $430,507 for Fiscal 1998.

Interest income of $2,760 in Fiscal 1999 decreased $579, or 17.3%, as compared to interest income of $3,339 in Fiscal 1998. The decrease was primarily due to interest earned in the prior fiscal year from temporarily investing the majority of the proceeds from the issuance of the 8.875% Notes for the period from January 22, 1998 until March 3, 1998 at which time the Company redeemed the 11.5% Debentures.

Income Taxes

The provision for income taxes in Fiscal 1999 of $6,717 increased by $1,130, or 20.2%, when compared to the provision for income taxes of $5,587 in Fiscal 1998. The increase was directly related to the $4,012, or 35.4%, increase in income before income taxes and extraordinary loss, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 1999.

Income Before Extraordinary Loss

Income before extraordinary loss in Fiscal 1999 increased by $2,882 from $5,746 in Fiscal 1998. This increase was the result of increased operating income and reduced nonoperating expenses, partially offset by increased income taxes as discussed above.

Net Income

Net income for Fiscal 1999 of $8,628 increased $8,037, or 1,359.9%, when compared to net income of $591 in Fiscal 1998. The increase in net income was attributable to the improved operating results for Fiscal 1999 as discussed above as well as the effect of the Fiscal 1998 extraordinary loss on early repayment of debt of $5,155.

Results of Operations - Fiscal 1998 Compared to Fiscal 1997

As compared to Fiscal 1997, the Company's results of operations for Fiscal 1998 principally reflect increased demand by advertisers in the Washington, D.C. market as well as increased audience share and advertising revenues in the Birmingham market. The comparative results are also impacted by the effect of the Company's $150,000 offering of its 8.875% Notes completed on January 22, 1998. The cash proceeds of the offering, net of offering expenses, of approximately $146,000 were used to redeem the Company's 11.5% Debentures on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's revolving credit facility.

The Company incurred a loss, net of the related income tax effect, of $5,155 on the early extinguishment of the 11.5% Debentures resulting primarily from the payment of a call premium and write-off of remaining deferred financing costs.

Set forth below are selected consolidated financial data for Fiscal 1997 and 1998, respectively, and the percentage change between the years.

                                                 Fiscal Year Ended September 30,
                                                 -------------------------------
                                                                                         Percentage
                                                  1997                   1998              Change
                                                  ----                   ----              ------
         Operating revenues, net                  $172,828              $182,484             5.6%
         Total operating expenses                  129,664               129,637             0.0%
                                                   -------               -------
         Operating income                           43,164                52,847            22.4%
         Nonoperating expenses, net                 41,630                41,514            (0.3)%
         Income tax provision                        1,110                 5,587           403.3%
                                                   -------               -------
         Income before extraordinary loss              424                 5,746         1,255.2%
         Extraordinary loss, net of income
               tax benefit                              --               (5,155)             --
                                                   -------               -------

         Net income                               $    424              $    591            39.4%
                                                   =======               =======

         Operating cash flow                      $ 62,816              $ 71,769            14.3%
                                                   =======               =======

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

Political advertising revenues decreased by $982, or 23.0%, in Fiscal 1998 from Fiscal 1997. This decrease was primarily due to the national presidential election as well as various high-profile local elections in several of the Company's markets that took place during Fiscal 1997 with no comparable political elections occurring during Fiscal 1998. The decrease was partially offset by Fiscal 1998 political advertising leading up to various high-profile local political elections that took place during Fiscal 1999.

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

The increase in operating income and margin was due primarily to operating revenues increasing more than operating expenses as discussed above. The Company's Fiscal 1997 operating margins were adversely impacted due to the investment in the start-up operations in Birmingham (e.g., programming and staffing changes, marketing and promotion activities, and depreciation arising from capital expenditures for facility construction and equipment purchases to integrate the operation) during the initial phase of Birmingham's audience share development as well as the non-recurring program termination expense.

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

The average amount of debt outstanding and the weighted average interest rate on such debt for Fiscal 1998 and 1997 approximated $449,431 and 9.7%, and $413,723 and 10.2%, respectively. The increased weighted average debt balance during Fiscal 1998 was primarily due to carrying both the newly-issued 8.875% Notes and the 11.5% Debentures from January 22, 1998 until the redemption of the 11.5% Debentures on March 3, 1998 after the redemption notice period was completed. Had the Company redeemed the 11.5% Debentures on January 22, 1998, the average balance of debt would have been $430,507 for Fiscal 1998.

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


Liquidity and Capital Resources

Cash Provided by Operations

The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $28,022 and $28,302 for Fiscal 1998 and 1999, respectively.

Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. For Fiscal 1997, 1998 and 1999, the Company made cash advances net of repayments to Perpetual of $12,904, $18,804 and $16,199, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, during Fiscal 1998 and 1999, the Company was charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $433 and $4,328, respectively. During Fiscal 1997, the Company generated a benefit from federal income taxes of $691. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

At present, the primary sources of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial Statements.

During Fiscal 1991, the Company made a $20,000 11.06% loan to Allnewsco. This amount has been reflected in the Company's Consolidated Financial Statements on a consistent basis with other distributions to owners. The loan had stated repayment terms consisting of annual principal installments of approximately $2,220 commencing January 1997 through January 2005 and payments of interest semi-annually. During Fiscal 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity date to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. Interest payments on the loan approximate $2,200 annually and have been made in accordance with the terms of the note. The Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco have been funded by advances from Perpetual to Allnewsco. The Company anticipates that at least a portion of such payments will be funded in a similar manner for the foreseeable future. However, there can be no assurance that Allnewsco will have the ability to make such interest payments in the future.

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future. Subsequent to September 30, 1999 and through November 15, 1999, the Company made additional net distributions to owners of $8,966.

Indebtedness

The Company's total debt, including the current portion of long-term debt, decreased from $429,691 at September 30, 1998 to $429,629 at September 30, 1999. This debt, net of applicable discounts, consists of $274,051 of the 9.75% Debentures, $150,000 of the 8.875% Notes and $5,578 of capital lease obligations. The decrease of $62 in total debt from September 30, 1998 to September 30, 1999 was primarily due to a net decrease in capital lease obligations. As of September 30, 1999, there were no amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of the stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 1999, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee of .375% per annum based on any unused portion of the revolving credit facility.

Other Uses of Cash

During Fiscal 1997, 1998 and 1999, the Company made $14,689, $9,191 and $11,377, respectively, of capital expenditures, of which $2,549, $634 and $1,528, respectively, were financed through capital lease transactions. The decrease in capital expenditures from Fiscal 1997 to Fiscal 1998 was principally attributable to completion of the facility construction and equipment purchases in Alabama associated with the consolidation of the operations of WCFT and WJSU and the purchase of a corporate aircraft in Fiscal 1997. The increase in capital expenditures from Fiscal 1998 to Fiscal 1999 related primarily to completion of the project enabling WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal as well as an expansion to the Company's Tulsa office and studio facility. The Company anticipates that capital expenditures for Fiscal 2000 will approximate $6,000 and will be primarily for the acquisition of technical equipment and vehicles to support operations. Management expects that the source of funds for these anticipated capital expenditures will be cash provided by operations and capital lease transactions. The Company has a $15,000 annually renewable lease credit facility for the purpose of financing capital expenditures. Interest rates under the lease credit facility are based upon the lessor's cost of funds and are fixed over the five-year term of each respective lease. This facility expires on March 1, 2000 and is renewable annually on mutually satisfactory terms. The Company currently intends to renew this facility. At September 30, 1999, $5,578 was outstanding under this lease credit facility.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 1997, 1998 and 1999, the Company made cash payments of approximately $19,500, $17,600 and $17,200, respectively, for rights to television programs. The Fiscal 1997 amount includes the approximate $2,000 non-recurring program expense resulting from the Company's early termination of a program contract. As of September 30, 1999, the Company had commitments to acquire further program rights through September 30, 2005 totaling $69,795 and anticipates cash payments for program rights will approximate $20,000 per year for the foreseeable future. The Company currently intends to fund these commitments with cash provided by operations.

The Company has entered into an asset purchase agreement for the acquisition of WJSU. See "Owned and/or Programmed Stations - WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa, Alabama) ". The Company currently intends to fund the purchase price of $3,337 with cash provided by operations.

Based upon the Company's current level of operations, management believes that available cash, together with available borrowings under the revolving credit facility and lease credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt for the next twelve months.

ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 1999, 74% of the assets of ACC were held by operating subsidiaries and for Fiscal 1999, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

Income Taxes

The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to the Company's combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or Virginia state income tax returns.

The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of losses for federal or Virginia state income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

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

To implement the plan, the Company established Year 2000 teams from each of its television stations that are responsible for analyzing the Year 2000 impact on operations and for formulating appropriate strategies to resolve the Year 2000 issues. The Company has generally completed all phases of the Year 2000 plan. The Company's assessment phase of the plan also included contacting significant third party vendors and service providers in an effort to determine the state of their Year 2000 readiness as all computer software utilized by the Company as well as the majority of the Company's programming are obtained from third parties. The Company has undertaken formal communications with its significant vendors and service providers and has monitored responses and implemented additional follow-up measures as necessary.

The Company's plan of remediation included a combination of installing new applications and equipment, upgrading existing applications and equipment, retiring obsolete systems and equipment and confirming significant third party compliance. A summary of certain of the Company's mission-critical systems follows:

The Company receives network and first-run syndicated programming via satellite. The Company's receipt of that programming is dependent upon the ABC television network and program syndicators resolving their Year 2000 issues. Based upon communications from the ABC television network and program syndicators, the Company does not currently anticipate any disruptions in receiving programming. In the event of any programming disruptions, the Company has certain alternative programming options that it will consider.

The Company uses advertising inventory management software to manage, schedule and bill advertising at each of the Company's television stations. This software is licensed from a single vendor that has warranted the system for Year 2000 compliance and advised the Company of the satisfactory completion of a Year 2000 test of the software by other users.

The Company utilizes equipment and software to automate the insertion of advertising into program breaks. This equipment and software at certain of the Company's television stations required upgrades in order to be Year 2000 compliant. These upgrades have been completed; however, failure of this software or equipment would not materially disrupt the Company's business operations as this process can also be performed manually.

The Company uses various broadcast and studio equipment to produce and transmit its broadcast signals. The Company has communicated with third party vendors and tested the equipment with respect to embedded technology. The results of the procedures have given the Company no reason to believe that the equipment will not continue to function after 1999.

As of September 30, 1999, costs toward achieving Year 2000 compliance, including capital expenditures, have not been material to the Company's results of operations, its cash flow or its financial position, and such costs are not expected to be material in Fiscal 2000. Based on the Company's assessment, costs of the Company's Year 2000 plan, including those incurred to date, are currently expected not to exceed $2,000. Such costs have been principally for capital expenditures for replacement systems. These systems generally provide enhanced capabilities and functionality as well as Year 2000 compliance. The costs have been funded with cash provided by operations. This estimate assumes that third party vendors have accurately assessed the compliance of their products and that they have successfully corrected issues in non-compliant products. The Company does not separately track internal costs associated with the Year 2000 issue; however, such costs are not considered to be significant and principally relate to payroll costs of existing engineering personnel. The Company believes that none of its other significant information technology projects has been delayed as a result of the Year 2000 compliance efforts.

In  the  event  that  the   Company   experiences   a  failure  in  any  of  its
mission-critical systems, contingency plans have been developed at the individual project level as highlighted above. The framework of the plans has been structured to reflect each station's internal operating procedures. Key personnel at each station will be on duty or available during the critical time period from December 31, 1999 to early January 2000.

On or subsequent to January 1, 2000, the Company may discover additional Year 2000 issues, including that remediation or contingency plans are not feasible or that the costs of such plans exceed current expectations. In many cases, the Company is relying on assurances from third parties that their systems or that new or upgraded systems acquired by the Company will be Year 2000 compliant. The failure of systems of the Company or third parties could cause a material disruption in the Company's business operations. In addition, disruptions in the general economy as a result of the Year 2000 issue could lead to a reduction of advertising spending which could adversely affect the Company. The Company will continue to evaluate the nature of these risks, but at this time management is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on the Company.

In general, the Company has fulfilled the elements of its Year 2000 plan in order to mitigate the impact that any Year 2000 issues may have on the Company. While there can be no assurance that the Company's systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance, management believes that it has an effective program to resolve any remaining Year 2000 issues in a timely manner and that its internal Year 2000 issues have been substantially remediated.

The information set forth above is deemed by the Company to constitute "Year 2000 Statements" and to contain "Year 2000 Readiness Disclosure" within the meaning of the "Year 2000 Information and Readiness Act. "

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

At September 30, 1999, the Company had other financial instruments consisting of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At September 30, 1999, the carrying value of debt was $429,629, the fair value was $416,000 and the weighted average interest rate on debt was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.


                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

See Index on page F-1.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

    Executive officers and directors of ACC are as follows:

         Name              Age            Title

Joe L. Allbritton          74   Chairman of the Executive Committee and Director
Barbara B. Allbritton      62   Vice President and Director
Lawrence I. Hebert         53   Chairman, Chief Executive Officer and Director
Robert L. Allbritton       30   President and Director
Frederick J. Ryan, Jr.     44   Vice Chairman, Executive Vice President, Chief
                                Operating Officer and Director
W.E. Tige Savage           31   Director
Jerald N. Fritz            48   Vice President, Legal and Strategic Affairs,
                                General Counsel
Stephen P. Gibson          34   Vice President and Chief Financial Officer

JOE L. ALLBRITTON is the founder of ACC and was Chairman of the Board of Directors from its inception until 1998. In April 1998, Mr. Allbritton became Chairman of the Executive Committee of the Board of Directors of ACC. In addition to his position with ACC, Mr. Allbritton has served as Chairman of the Board of Riggs National Corporation ("Riggs") (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) from 1981 to the present; Chairman of the Board of Riggs Bank N.A. ("Riggs Bank") since 1983 and its Chief Executive Officer since 1982; Director of Riggs Bank Europe Ltd. since 1984 and its Chairman of the Board since 1992; Chairman of the Board and owner since 1958 of Perpetual (indirect owner of ACC and 80% owner through Allnewsco of NewsChannel 8, a Virginia-based cable programming service); Chairman of Allnewsco since its inception in 1990; Chairman of the Board and owner since 1988 of Westfield; Chairman of the Board of Houston Financial Services Ltd. Since 1977; Chairman of the Board of WSET since 1974; a Manager of KATV, KTUL and WCIV since 1997; Chairman of the Board of Allfinco, Harrisburg Television and TV Alabama since 1995; Chairman of the Board of AGI and Allbritton Jacksonville, Inc. ("AJI") since 1996; a Director of Allbritton New Media, Inc. ("ANMI") since 1999; and a Trustee and President of The Allbritton Foundation since 1971. Mr. Allbritton is the husband of Barbara B. Allbritton and the father of Robert L. Allbritton. See "Certain Relationships and Related Transactions".

BARBARA B. ALLBRITTON has been a Director of ACC since its inception and one of its Vice Presidents since 1980. In addition to her position with ACC, Mrs. Allbritton has been a Director of Riggs since 1991; a Director and Vice President of WSET since 1976; a Vice President and Director of Perpetual since 1978; a Director of Houston Financial Services since 1977; a Director of Allnewsco since 1990; a Trustee and Vice President of The Allbritton Foundation since 1971; a Director of Allfinco, Harrisburg Television and TV Alabama since 1995; a Manager of KATV, KTUL and WCIV since 1997; a Director of ANMI since 1999; and a Director of AGI and AJI since 1996. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See "Certain Relationships and Related Transactions".

LAWRENCE I. HEBERT has been Chairman of the Board and Chief Executive Officer of ACC since April 1998 and a Director of ACC since 1981. He also serves as a member of the Executive Committee of the Board of Directors of ACC. He served as Vice Chairman of the Board of ACC from 1983 to 1998, and was its President from 1984 to 1998. He has been a Director of Perpetual since 1980 and its President since 1981; President of Westfield since 1988; President and a Director of Westfield News Publishing, Inc. since 1991; a Director of WSET since 1982; a Manager of KATV, KTUL and WCIV since 1997; Vice Chairman of the Board of Houston Financial Services since 1977; a Director of Allnewsco since 1989; President and a Director of ATP since 1989; a Vice President and a Director of Allfinco since 1995; a Director of Harrisburg Television and TV Alabama since 1995; President and a Director of AGI since 1996; a Director of AJI since 1996; and a Director and Vice President of ANMI since 1999. In addition, Mr. Hebert was Vice Chairman of the Board of Riggs from 1988 to 1993, and has been a Director of Riggs since 1988; a Director of Riggs Bank Europe Ltd. since 1987; a Director of Riggs Bank from 1981 to 1988; a Director of Allied Capital Corporation (venture capital fund) since 1989; and a Trustee of The Allbritton Foundation since 1997.

ROBERT L. ALLBRITTON has been President of ACC since April 1998 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. He served as Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998. He has been President and a Director of ANMI since 1999; President and a Manager of Irides, LLC ("Irides") since 1999; a Director of Allnewsco since 1992; a Director of Riggs Bank from 1994 to 1997 and Riggs Bank Europe Ltd. since 1994; a Director of Riggs since 1994; a Director of American Capital Strategies Ltd since 1997; and a Trustee and Vice President of The Allbritton Foundation since 1992. He has been a Director of
Perpetual since 1993; President and Director of Allfinco and Harrisburg Television since 1995; Vice President and a Director of TV Alabama since 1995; Vice President and a Director of AGI since 1996; Vice President and a Director of AJI since 1996 and President of KTUL since 1997. He has been a Manager of KATV, KTUL and WCIV since 1997. He is the son of Joe L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions".

FREDERICK J. RYAN, JR. has been Executive Vice President and Chief Operating Officer of ACC since April 1998 and a Director and Vice Chairman of ACC since 1995. He served as Senior Vice President of ACC from 1995 to 1998. He is also Executive Vice President of KATV, KTUL, WSET, WCIV, Harrisburg Television, TV Alabama, AJI and Allnewsco as well as Vice President of ANMI. He previously served as Chief of Staff to former President Ronald Reagan (1989-95) and Assistant to the President in the White House (1982-89). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, a Director of Ford's Theatre and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a member of the Board of Consultants for Riggs Bank and a Director of Riggs Bank Europe Ltd. in London since 1996.

W.E. TIGE SAVAGE has been a Director of ACC since April 1999. In addition to his position with ACC, Mr. Savage has served as Executive Vice President of Riggs Bank from 1998 to the present and Vice President of Irides since 1999. Prior to serving in this capacity, he served as Vice President and Special Assistant to the Chairman of Riggs (1993-96); Group Manager, Credit Underwriting Group, Riggs Bank (1992-93); and Associate, Corporate Banking, Riggs Bank (1991). Mr. Savage also previously served as Associate, Corporate Finance at Dillon Read and Co. in 1997.

JERALD N. FRITZ has been a Vice President of ACC since 1987, serving as its General Counsel and overseeing strategic planning and governmental affairs. He also has served as a Vice President of Westfield and ATP since 1988, a Vice President of Allnewsco since 1989 and a Vice President of Allfinco since 1995. He has been a Vice President of AGI since 1996 and a Vice President of ANMI and Irides since 1999. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff, Legal Counsel to the Chairman and Chief of the Common Carrier Bureau's Tariff Division. Mr. Fritz practiced law with the Washington, D.C. firm of Pierson, Ball & Dowd, specializing in communications law from 1978 to 1981 and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his legal career with the FCC in 1976 and began his career in broadcasting in 1973 with WGN-TV, Chicago. He currently serves as an elected director of the National Association of Broadcasters ("NAB") and a member of the Governing Committee of the Communications Forum of the American Bar Association. He serves on the Futures and Copyright Committees of the NAB and the Legislative Committee of the ABC Affiliates Association.

STEPHEN P. GIBSON has been a Vice President of ACC since 1997 when he joined the Company. He served as Vice President and Controller and was named Chief Financial Officer in November 1998. He is also Vice President of AGI, KATV, KTUL, WSET, WCIV, Allfinco, Harrisburg Television, TV Alabama, ATP, ANB, AJI, Allnewsco, ANMI and Irides. Prior to joining ACC, Mr. Gibson served as
Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to the Company's Chief Executive Officer and the four most highly compensated Company executive officers for Fiscal 1999, 1998 and 1997:

                                          Summary Compensation Table (1)
                                          -----------------------------
         Name and                Fiscal                                      Other Annual            All Other
    Principal Position            Year         Salary          Bonus         Compensation          Compensation
    -----------------           ------        ------          -----         ------------          ------------
Joe L. Allbritton                1999        $550,000                                                $112,500 (2)
Chairman of the Executive        1998         550,000                                                 106,300 (2)
  Committee                      1997         550,000                                                 115,500 (2)

Lawrence I. Hebert (1)
Chairman and Chief               1999         200,000         $55,000
  Executive Officer              1998         150,000          50,000

Robert L. Allbritton (1)
  President                      1999         200,000          55,000

Frederick J. Ryan, Jr. (3)       1999         200,000          55,000                                  5,900 (4)
  Chief Operating Officer        1998         150,000          55,000                                  4,700 (4)
                                 1997         150,000                                                  4,000 (4)

Jerald N. Fritz  (5)             1999         170,000          55,000                                  5,000 (4)
  Vice President, Legal          1998         160,000          55,000                                  5,200 (4)
  and Strategic Affairs          1997         150,000          50,000                                  4,800 (4)
----------

(1)      Lawrence I. Hebert,  Chairman and Chief  Executive  Officer of ACC, and
         Robert L. Allbritton,  President of ACC, are paid cash  compensation by
         Perpetual  for  services to  Perpetual  and other  interests  of Joe L.
         Allbritton,  including  ACC.  Except for Mr. Hebert for Fiscal 1999 and
         1998 and for Mr. Robert L.  Allbritton  for Fiscal 1999,  the allocated portion of such  compensation  to ACC was less than  $100,000,  and is, therefore,  not included herein. In addition,  Mr. Robert L. Allbritton is paid  management  fees  directly  by ACC which are also  included as compensation above.
(2)      Represents  the imputed  premium cost  related to certain  split dollar life  insurance  policies  on the life of Mr.  Joe L.  Allbritton.  The annual premiums on such policies are paid by ACC. Upon the death of the insured,  ACC will  receive  the cash value of the  policies  up to the amount of its investments,  and the remaining  proceeds will be paid to the insured's  beneficiary.  The imputed  premium cost is calculated on the  difference  between  the  face  value of the  policy  and the cash surrender value.
(3)      Frederick J. Ryan, Jr. receives additional  compensation from Perpetual for services to  Perpetual  and other  interests of Joe L.  Allbritton, including the Company.  This  additional  compensation is not allocated among these interests, and the Company does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan. The portion of the additional  compensation  paid by Perpetual to Mr. Ryan that may be attributable  to his  services to the Company has not been  quantified.
         Such portion is not material to the consolidated financial condition or results of operations of the Company.
(4)      These amounts reflect annual contributions by ACC to the Company's 401(k) Plan.
(5)      Jerald N. Fritz is paid compensation by ACC for services to the Company and  Perpetual.  Perpetual has  reimbursed  ACC for $4,400,  $4,600 and
         $22,000 of the compensation  shown in the table for Mr. Fritz in Fiscal
         1997, 1998 and 1999, respectively.

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

In the event of a liquidation, dissolution or winding up of ACC, holders of ACC Common Stock are entitled to share ratably in assets available for distribution after payments to creditors and to holders of any preferred stock of ACC that may at the time be outstanding. The holders of ACC Common Stock have no preemptive rights to subscribe to additional shares of capital stock of ACC. Each share of ACC Common Stock is entitled to one vote in elections of directors and all other matters submitted to a vote of ACC's stockholder.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (Dollars in thousands)


Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. For Fiscal 1999, the Company made cash advances to Perpetual of $282,090 and Perpetual made repayments on these cash advances of $265,891. Accordingly, the net change in distributions to related parties during Fiscal 1999 was an increase of $16,199. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, the Company was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $4,328. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual, the Company earned interest income from Perpetual in the amount of $227.

At present, the primary source of repayment of net advances is through the ability of the Company to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in the Company's Consolidated Financial Statements.

During Fiscal 1991, the Company made a $20,000 11.06% loan to Allnewsco. This amount has been reflected in the Company's Consolidated Financial Statements on a consistent basis with other distributions to owners. The loan had stated repayment terms consisting of annual principal installments of approximately $2,220 commencing January 1997 through January 2005 and payments of interest semi-annually. During Fiscal 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity date to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. Interest payments on the loan approximate $2,200 annually and have been made in accordance with the terms of the note. The Company expects it will continue to receive such payments on a current basis. To date, interest payments from Allnewsco have been funded by advances from Perpetual to Allnewsco. The Company anticipates that at least a portion of such payments will be funded in a similar manner for the foreseeable future. However, there can be no assurance that Allnewsco will have the ability to make such interest payments in the future.

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future. Subsequent to September 30, 1999 and through November 15, 1999, the Company made additional net distributions to owners of $8,966.

Management Fees

Management fees of $504 were paid to Perpetual by the Company for Fiscal 1999. The Company also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 1999 in the amount of $550 and $140, respectively. The Company expects to pay management fees to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton during Fiscal 2000 of approximately $500, $550 and $185, respectively. The Company believes that payments to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton will continue in the future and that the amount of the management fees is at least as favorable to the Company as those prevailing for comparable transactions with or involving unaffiliated parties.

Income Taxes

The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to the Company's combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or Virginia state income tax returns.

The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of losses for federal or Virginia state income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

Office Space

ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs, approximately 42.6% of the common stock of which is deemed to be beneficially owned by Riggs' Chairman, Joe
L. Allbritton, and 7.7% of the common stock of which is deemed to be beneficially owned by Riggs' director, Barbara B. Allbritton, including in each case 7.2% of the common stock of which Mr. and Mrs. Allbritton share beneficial ownership. During Fiscal 1999, ACC incurred expenses to Riggs Bank of $275 for this space. ACC expects to pay approximately $280 for such space during Fiscal 2000. Management believes the same terms and conditions would have prevailed had they been negotiated with a nonaffiliated company.

Local Advertising Revenues

Although WJLA did not receive any local advertising revenues from Riggs Bank during Fiscal 1999, Riggs Bank has placed orders for advertising on WJLA during Fiscal 2000 approximating $60. The amount of total advertising it may purchase for Fiscal 2000 is unknown. Management believes that the terms of the transactions would be substantially the same or at least as favorable to ACC as those prevailing for comparable transactions with or involving nonaffiliated companies.

Internet Services

The Company has entered into various agreements with Irides, LLC ("Irides") to provide certain of the Company's stations with web site design, hosting and maintenance services. Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has an option to acquire up to a total of 49% ownership of ANMI. The Company expects to pay fees to Irides during Fiscal 2000 for services performed of approximately $150. Management believes that the terms and conditions of the agreements would be substantially the same or at least as favorable to the Company as those prevailing for comparable transactions with or involving nonaffiliated companies.

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

     (2) Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

         See Index on p. F-1 hereof.

     (3) Exhibits

         See Index on p. A-1 hereof.

(b) No reports on Form 8-K were filed during the fourth quarter of Fiscal 1999.

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Accountants.....................................    F-2
Consolidated Balance Sheets as of September 30, 1998 and 1999.........    F-3
Consolidated Statements of Operations and Retained Earnings
   for the Years Ended September 30, 1997, 1998 and 1999..............    F-4
Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1997, 1998 and 1999..................................    F-5
Notes to Consolidated Financial Statements............................    F-6
Financial Statement Schedule for the Years Ended
   September 30, 1997, 1998 and 1999
   II- Valuation and Qualifying Accounts and Reserves.................    F-18

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder
Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Washington, D.C.
November 15, 1999



                                                ALLBRITTON COMMUNICATIONS COMPANY
                                                   CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands except share information)

                                                                                         September 30,
                                                                                         -------------
                                                                                   1998                1999
                                                                                   ----                ----

                                ASSETS
Current assets
     Cash and cash equivalents..............................................   $  13,849           $  14,437
     Accounts receivable, less allowance for doubtful
        accounts of $1,371 and $1,424.......................................      33,568              35,093
     Program rights.........................................................      17,199              18,057
     Deferred income taxes..................................................       1,706               1,262
     Interest receivable from related party.................................         492                 492
     Other..................................................................       2,003               2,434
                                                                                --------            --------
        Total current assets................................................      68,817              71,775

Property, plant and equipment, net..........................................      47,559              47,098
Intangible assets, net......................................................     144,804             139,134
Deferred financing costs and other..........................................      10,856               9,661
Cash surrender value of life insurance......................................       5,648               7,015
Program rights .............................................................       1,837               1,185
                                                                                --------            --------
                                                                               $ 279,521           $ 275,868
                                                                                ========            ========

          LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities
     Current portion of long-term debt......................................   $   1,436           $   1,921
     Accounts payable.......................................................       2,648               3,699
     Accrued interest payable...............................................      11,156              11,156
     Program rights payable.................................................      20,249              22,721
     Accrued employee benefit expenses......................................       4,860               4,470
     Other accrued expenses.................................................       4,257               3,570
                                                                                --------            --------
        Total current liabilities...........................................      44,606              47,537

Long-term debt .............................................................     428,255             427,708
Program rights payable......................................................       1,722               1,672
Deferred rent and other.....................................................       3,436               3,048
Accrued employee benefit expenses...........................................       1,977               2,112
Deferred income taxes.......................................................       3,301               5,138
                                                                                --------            --------
        Total liabilities...................................................     483,297             487,215
                                                                                --------            --------

Commitments and contingent liabilities (Note 9)
Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized, none issued......          --                  --
     Common stock, $.05 par value, 20,000 shares authorized, issued
        and outstanding.....................................................           1                   1
     Capital in excess of par value.........................................       6,955               6,955
     Retained earnings......................................................      45,426              54,054
     Distributions to owners, net (Note 7)..................................    (256,158)           (272,357)
                                                                                --------             -------
        Total stockholder's investment......................................    (203,776)           (211,347)
                                                                                --------             -------
                                                                               $ 279,521           $ 275,868
                                                                                ========            ========

                       See  accompanying   notes  to  consolidated financial statements.



                                         ALLBRITTON COMMUNICATIONS COMPANY
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                             (Dollars in thousands)

                                                                          Years Ended September 30,
                                                                          -------------------------
                                                                1997                1998               1999
                                                                ----                ----               ----
Operating revenues, net...................................     $172,828           $182,484           $187,288
                                                                -------            -------            -------

Television operating expenses, excluding
    depreciation and amortization.........................      105,630            106,147            109,549
Depreciation and amortization.............................       19,652             18,922             17,471
Corporate expenses........................................        4,382              4,568              4,339
                                                                -------            -------            -------

                                                                129,664            129,637            131,359
                                                                -------            -------            -------

Operating income..........................................       43,164             52,847             55,929

Nonoperating income (expense)
    Interest income
       Related party......................................        2,212              2,222              2,480
       Other  ............................................          221              1,117                280
    Interest expense......................................      (42,870)           (44,340)           (42,154)
    Other, net............................................       (1,193)              (513)            (1,190)
                                                                -------            -------            -------

Income before income taxes and extraordinary loss.........        1,534             11,333             15,345
Provision for income taxes................................        1,110              5,587              6,717
                                                                -------            -------            -------

Income before extraordinary loss..........................          424              5,746              8,628
Extraordinary loss on early repayment of debt,
    net of income tax benefit of $3,176...................           --             (5,155)                --
                                                                -------            -------            -------

Net income................................................          424                591              8,628
Retained earnings, beginning of year......................       45,102             44,835             45,426
Tax benefit distributed...................................         (691)                --                 --
                                                                -------            -------            -------

Retained earnings, end of year............................     $ 44,835           $ 45,426           $ 54,054
                                                                =======            =======            =======

                           See accompanying notes to consolidated financial statements.



                                              ALLBRITTON COMMUNICATIONS COMPANY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Dollars in thousands)

                                                                     Years Ended September 30,
                                                                     -------------------------
                                                                 1997              1998              1999
                                                                 ----              ----              ----
Cash flows from operating activities:
   Net income.............................................  $     424         $     591         $   8,628
                                                             --------          --------          --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization.........................     19,652            18,922            17,471
    Other noncash charges.................................      1,182             1,267             1,257
    Noncash tax benefit distributed.......................       (691)               --                --
    Extraordinary loss on early repayment of debt.........         --             5,155                --
    Provision for doubtful accounts.......................        576               268               519
    Loss (gain) on disposal of assets.....................         28               (53)               (3)
    Changes in assets and liabilities:
     (Increase) decrease in assets:
        Accounts receivable...............................     (5,926)              733            (2,044)
        Program rights....................................      1,042            (3,128)             (206)
        Receivable from related party.....................      1,578                --                --
        Other current assets..............................       (342)              525              (431)
        Other noncurrent assets...........................       (545)             (270)           (1,313)
        Deferred income taxes.............................        971                --               444
      Increase (decrease) in liabilities:
        Accounts payable..................................     (2,471)             (972)            1,051
        Accrued interest payable..........................         41               391                --
        Program rights payable............................       (906)            1,287             2,422
        Accrued employee benefit expenses.................        815             1,273              (255)
        Other accrued expenses............................        257              (682)             (687)
        Deferred rent and other liabilities...............       (134)              369              (388)
        Deferred income taxes.............................         --             2,346             1,837
                                                             --------          --------          --------
          Total adjustments ..............................     15,127            27,431            19,674
                                                             --------          --------          --------
          Net cash provided by operating activities.......     15,551            28,022            28,302
                                                             --------          --------          --------
Cash flows from investing activities:
    Capital expenditures .................................    (12,140)           (8,557)           (9,849)
    Purchase of option to acquire assets of WJSU..........     (5,348)               --                --
    Proceeds from disposal of assets......................        125               367                40
                                                             --------          --------          --------
          Net cash used in investing activities...........    (17,363)           (8,190)           (9,809)
                                                             --------          --------          --------
Cash flows from financing activities:
    Proceeds from issuance of debt........................         --           150,000                --
    Deferred financing costs..............................         --            (4,481)               --
    Prepayment penalty on early repayment
       of debt............................................         --            (5,842)               --
    Draws (repayments) under lines of credit, net.........     10,600           (12,700)               --
    Principal payments on long-term debt and
       capital leases.....................................       (571)         (124,322)           (1,706)
    Distributions to owners, net of certain charges.......    (52,597)         (134,814)         (282,090)
    Repayments of distributions to owners.................     39,693           118,755           265,891
                                                             --------          --------          --------
          Net cash used in financing activities...........     (2,875)          (13,404)          (17,905)
                                                             --------          --------          --------
Net (decrease) increase in cash and cash equivalents......     (4,687)            6,428               588
Cash and cash equivalents, beginning of year..............     12,108             7,421            13,849
                                                             --------          --------          --------
Cash and cash equivalents, end of year....................  $   7,421         $  13,849         $  14,437
                                                             ========          ========          ========

Supplemental disclosure of cash flow information:
       Cash paid for interest.............................  $  42,829         $  43,949         $  41,926
                                                             ========          ========          ========
       Cash paid for state income taxes...................  $     792         $     105         $      48
                                                             ========          ========          ========
Non-cash investing and financing activities:
       Equipment acquired under capital leases............  $   2,549         $     634         $   1,528
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

         Station                 Market
         -------                 ------
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

Intangible assets-Intangible assets consist of values assigned to broadcast licenses and network affiliations, favorable terms on contracts and leases and the option to acquire the assets of WJSU (the Option) (see Note 2). The amounts assigned to intangible assets were based on the results of independent valuations and are amortized on a straight-line basis over their estimated useful lives. Broadcast licenses and network affiliations are amortized over 40 years, the premiums for favorable terms on contracts and leases are amortized over the terms of the related contracts and leases (19 to 25 years), and the Option is amortized over the term of the Option and the associated local marketing agreement (10 years). The Company assesses the recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

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

Concentration of credit risk-Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 1999 had an overnight repurchase agreement with a financial institution for $14,046. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

Income taxes-The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to the Company's combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or Virginia income tax returns.

The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of net losses for federal or Virginia state income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

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


NOTE 2 - LOCAL MARKETING AGREEMENT AND ASSOCIATED OPTION

In December 1995, the Company, through an 80%-owned subsidiary, entered into a ten-year local marketing agreement (LMA) with the owner of WJSU, a television station operating in Anniston, Alabama. The LMA provides for the Company to supply program services to WJSU and to retain all revenues from advertising sales. In exchange, the Company pays all station operating expenses and certain management fees to the station's owner. The operating revenues and expenses of WJSU are therefore included in the Company's consolidated financial statements since December 1995. In connection with the LMA, the Company entered into the Option to acquire the assets of WJSU. The cost of the Option totaled $15,348, of which $10,000 was paid in December 1995 and $5,348 was paid in January 1997. The Option is exercisable through December 2005, subject to certain conditions, for additional consideration of $3,337. The Company exercised its option to acquire WJSU on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU, subject to regulatory approval and customary closing conditions.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                               September 30,
                                                                               -------------
                                                                           1998               1999
                                                                       ---------          ---------

         Buildings and leasehold improvements.....................      $ 20,537           $ 21,207
         Furniture, machinery and equipment.......................       103,498            106,581
         Equipment under capital leases...........................         7,864              9,392
                                                                         -------            -------
                                                                         131,899            137,180
         Less accumulated depreciation............................       (89,075)           (97,932)
                                                                         -------            -------
                                                                          42,824             39,248
         Land.....................................................         2,880              2,880
         Construction-in-progress.................................         1,855              4,970
                                                                         -------            -------

                                                                        $ 47,559           $ 47,098
                                                                         =======            =======

Depreciation and amortization expense was $14,155, $13,233 and $11,801 for the years ended September 30, 1997, 1998 and 1999, respectively, which includes amortization of equipment under capital leases.


NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                              September 30,
                                                                              -------------
                                                                          1998               1999
                                                                       ---------          ---------

         Broadcast licenses and network affiliations..............      $150,243           $150,243
         Option to purchase the assets of WJSU....................        15,348             15,348
         Other intangibles........................................         7,648              7,648
                                                                         -------            -------
                                                                         173,239            173,239
         Less accumulated amortization............................       (28,435)           (34,105)
                                                                         -------            -------

                                                                        $144,804           $139,134
                                                                         =======            =======

Amortization expense was $5,497, $5,689 and $5,670 for the years ended September 30, 1997, 1998 and 1999, respectively. The Company does not separately allocate amounts between broadcast licenses and network affiliations.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

NOTE 5 - LONG-TERM DEBT

Outstanding debt consists of the following:

                                                                                          September 30,
                                                                                          -------------
                                                                                     1998               1999
                                                                                  ---------          ---------
Senior Subordinated Debentures, due November 30, 2007
    with interest payable semi-annually at 9.75%...........................      $275,000             $275,000
Senior Subordinated Notes, due February 1, 2008
    with interest payable semi-annually at 8.875%..........................       150,000              150,000
Revolving Credit Agreement, maximum amount of $40,000,
    expiring April 16, 2001, secured by the outstanding stock of the Company and its subsidiaries,  interest payable quarterly at various rates from prime or
    LIBOR plus 1% to 2%, depending
    on certain financial operating tests...................................            --                   --
Master Lease Finance Agreement, maximum amount of $15,000, secured by the assets acquired,  interest  payable  monthly at variable rates as determined on the acquisition date for each asset purchased (7.34%-8.93% at
    September 30, 1999) (See Note 9).......................................         5,756                5,578
                                                                                  -------              -------
                                                                                  430,756              430,578
Less unamortized discount .................................................        (1,065)                (949)
                                                                                  -------              -------
                                                                                  429,691              429,629
Less current maturities....................................................        (1,436)              (1,921)
                                                                                  -------              -------

                                                                                 $428,255             $427,708
                                                                                  =======              =======

On January 22, 1998, the Company completed a $150,000 offering of its 8.875% Senior Subordinated Notes due 2008 (the Notes). The cash proceeds of the offering, net of offering expenses, were used to redeem the Company's 11.5% Senior Subordinated Debentures due 2004 (the 11.5% Debentures) on March 3, 1998 with the balance used to repay certain amounts outstanding under the Company's Revolving Credit Agreement. A prepayment penalty on the early repayment of the 11.5% Debentures and the accelerated amortization of the related unamortized deferred financing costs totaled approximately $8,331 before applicable income tax benefit of approximately $3,176. This loss was reflected as an extraordinary loss of $5,155 in the consolidated statement of operations for the year ended September 30, 1998.

Unamortized deferred financing costs of $10,018 and $8,877 at September 30, 1998 and 1999, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 1997, 1998 and 1999 was $1,031, $1,136 and $1,141 respectively, which is included in other nonoperating expenses.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


Under the existing financing agreements, the Company is subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. The Company is also required to pay a commitment fee of
 .375% per annum based on any unused portion of the Revolving Credit Agreement.

The Company estimates the fair value of its Senior Subordinated Debentures and Senior Subordinated Notes to be approximately $428,200 and $416,000 at September 30, 1998 and 1999, respectively.


NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                               Years ended September 30,
                                               -------------------------
                                           1997           1998           1999
                                        -------        -------         ------
Current
     Federal....................        $ (691)         $3,178         $3,879
     State......................           830              63            557
                                         -----           -----          -----
                                           139           3,241          4,436
                                         -----           -----          -----
Deferred
     Federal....................         1,443           1,185          1,577
     State......................          (472)          1,161            704
                                         -----           -----          -----
                                           971           2,346          2,281
                                         -----           -----          -----

                                        $1,110          $5,587         $6,717
                                         =====           =====          =====

The prepayment penalty on the early repayment of certain debt during the year ended September 30, 1998 resulted in an extraordinary loss (see Note 5). The extraordinary loss of $5,155 is presented net of the applicable income tax benefit in the accompanying consolidated statement of operations. The $3,176 benefit for income taxes arising from the extraordinary loss consisted of a $2,745 benefit for federal income tax purposes, a $258 benefit for local income tax purposes and a $173 deferred tax benefit.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

The components of deferred income tax assets (liabilities) are as follows:

                                                                           September 30,
                                                                           -------------
                                                                      1998               1999
                                                                   ---------          ---------
Deferred income tax assets:
     State and local operating loss carryforwards.............     $ 2,716              $ 2,537
     Deferred rent............................................       1,091                  926
     Accrued employee benefits................................       1,326                1,288
     Allowance for accounts receivable........................         545                  565
     Other....................................................         346                  283
                                                                    ------               ------
                                                                     6,024                5,599
     Less: valuation allowance................................      (2,013)              (2,238)
                                                                    ------               ------
                                                                     4,011                3,361
                                                                    ------               ------
Deferred income tax liabilities:
     Depreciation and amortization ...........................      (5,606)              (7,237)
                                                                    ------               ------

Net deferred income tax liabilities...........................     $(1,595)             $(3,876)
                                                                    ======               ======


The Company has approximately $52,194 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2004 through 2014. The change in the valuation allowance for deferred tax assets of $(233), $338 and $225 during the years ended September 30, 1997, 1998 and 1999, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before extraordinary loss:
 .........

                                                                          Years ended September 30,
                                                                          ------------------------
                                                                      1997             1998            1999
                                                                      ----             ----            ----
Statutory federal income tax rate................................     34.0%            34.0%           34.0%
State income taxes, net of federal income tax benefit............     20.2              7.6             5.5
Non-deductible expenses, principally amortization of
  certain intangible assets, insurance premiums and
  meals and entertainment........................................     33.2              4.7             2.7
Change in valuation allowance....................................    (15.2)             3.0             1.5
Other, net.......................................................      0.2               --             0.1
                                                                      ----             ----            ----

Effective income tax rate........................................     72.4%            49.3%           43.8%
                                                                      ====             ====            ====

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

NOTE 7 - TRANSACTIONS WITH OWNERS AND RELATED PARTIES

In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets.

The following summarizes these and certain other transactions with related parties:

                                                                          Years ended September 30,
                                                                          -------------------------
                                                             1997               1998                  1999
                                                             ----               ----                  ----
Distributions to owners, beginning of
    year.............................................        $224,450         $237,354           $256,158
Cash advances........................................          52,597          137,992            286,418
Repayment of cash advances...........................         (39,693)        (118,755)          (265,891)
Benefit (charge) for federal and state
    income taxes.....................................             691             (433)            (4,328)
Tax benefit distributed..............................            (691)              --                 --
                                                              -------          -------            -------

Distributions to owners, end of year.................        $237,354         $256,158           $272,357
                                                              =======          =======            =======
Weighted average amount of non-interest
    bearing advances outstanding during
    the year.........................................        $218,026         $230,642           $263,320
                                                              =======          =======            =======

Subsequent to September 30, 1999 and through November 15, 1999, the Company made additional net distributions to owners of $8,966.

Included in distributions to owners is a $20,000 loan made in 1991 by the Company to ALLNEWSCO, Inc. (Allnewsco), an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000 note receivable from Allnewsco had stated repayment terms consisting of annual principal installments approximating $2,220 commencing January 1997 through January 2005. During the years ended September 30, 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. This amount is included in other noncurrent liabilities in the accompanying consolidated balance sheets and is being amortized as an adjustment of interest income over the remaining term of the amended note using the interest method. The note has a stated interest rate

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

of 11.06% and interest is payable semi-annually. During each of the years ended September 30, 1997, 1998 and 1999, the Company earned interest income from this note of approximately $2,200. At September 30, 1998 and 1999, interest receivable from Allnewsco under this note totaled $492. Allnewsco is current on its interest payments.

During the year ended September 30, 1999, the Company earned interest income from Perpetual in the amount of $227 as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

Management fees of $343, $344 and $504 were paid to Perpetual by the Company for the years ended September 30, 1997, 1998 and 1999, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 1997, 1998 and 1999 and to Mr. Robert L. Allbritton in the amount of $60 and $140 for the years ended September 30, 1998 and 1999, respectively. Management fees are included in corporate expenses in the consolidated statements of operations.

The Company maintains banking relationships with and leases certain office space from Riggs Bank N.A. (Riggs). Riggs is a wholly-owned subsidiary of Riggs National Corporation, of which Mr. Joe L. Allbritton is the Chairman of the Board of Directors and a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs at September 30, 1998 and 1999. Additionally, the Company incurred $220, $263 and $275 in rental expense related to office space leased from Riggs for the years ended September 30, 1997, 1998 and 1999, respectively.


NOTE 8 - RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $691, $825 and $882 for the years ended September 30, 1997, 1998 and 1999, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $316, $392 and $373 for the years ended September 30, 1997, 1998 and 1999, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2007. Certain leases contain provisions for renewal and extension. Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 1999 are as follows:

                                             Operating                  Capital
Year ending September 30,                       Leases                   Leases
                                             ---------                  -------

    2000..............................         $ 3,670                   $2,310
    2001..............................           3,403                    1,988
    2002..............................           3,144                    1,522
    2003..............................           3,116                      458
    2004..............................             994                       87
    2005 and thereafter...............             919                       --
                                                ------                    -----
                                               $15,246                    6,365
                                                ======

Less: amounts representing imputed interest.................               (787)
                                                                          -----
                                                                          5,578
Less: current portion........................................            (1,921)
                                                                          -----
Long-term portion of capital lease obligations...............            $3,657
                                                                          =====


Rental expense under operating leases aggregated approximately $2,900 for each of the years ended September 30, 1997, 1998 and 1999.

The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 1999. Under these agreements, the Company must make specific minimum payments approximating the following:

     Year ending September 30,
         2000.................................................      $ 2,755
         2001.................................................       20,622
         2002.................................................       19,250
         2003.................................................        9,745
         2004.................................................        9,856
         2005 and thereafter..................................        7,567
                                                                     ------
                                                                    $69,795
                                                                     ======

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)

The Company has entered into various employment contracts. Future payments under such contracts as of September 30, 1999 approximate the following:

     Year ending September 30,
         2000.................................................      $ 6,600
         2001.................................................        1,995
         2002.................................................          908
         2003.................................................          458
         2004.................................................          321
         2005 and thereafter..................................          415
                                                                     ------
                                                                    $10,697
                                                                     ======
The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $3,242 during the years 2005 through 2013. At September 30, 1998 and 1999, the Company has recorded a deferred compensation liability of approximately $1,177 and $1,337, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the accompanying consolidated balance sheets.

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


                                                                                               SCHEDULE II

                                  ALLBRITTON COMMUNICATIONS COMPANY
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       (Dollars in thousands)


                               Balance at         Charged                                        Balance at
                                beginning         to costs         Charged to                      end of
Classification                  of year        and expenses     other accounts    Deductions        year
--------------                  -------        ------------     --------------    ----------        ----
Year ended September 30, 1997:
   Allowance for doubtful
      accounts..................   $1,385       $576                --             $(343)(2)        $1,618
                                    =====        ===              ====               ===             =====
   Valuation allowance
      for deferred income
      tax assets................   $1,908       $574(1)             --             $(807)(3)        $1,675
                                    =====        ===              ====               ===             =====

Year ended September 30,1998:
   Allowance for doubtful
      accounts..................   $1,618       $268                --             $(515)(2)        $1,371
                                    =====        ===              ====               ===             =====
   Valuation allowance
      for deferred income
      tax assets................   $1,675       $338(1)             --             $  --            $2,013
                                    =====        ===              ====               ===             =====

Year ended September 30,1999:
   Allowance for doubtful
      accounts..................   $1,371       $519                --             $(466)(2)        $1,424
                                    =====        ===              ====               ===             =====
   Valuation allowance
      for deferred income
      tax assets................   $2,013       $225(1)             --             $  --            $2,238
                                    =====        ===              ====               ===             =====

----------

(1) Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
(2) Write-off of uncollectible  accounts, net of recoveries and collection fees.
(3) Represents net reduction of valuation allowance relating to certain net operating loss carryforwards.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALLBRITTON COMMUNICATIONS COMPANY

                                 By:  /s/ Lawrence I. Hebert
                                      ---------------------------
                                          Lawrence I. Hebert
                                          Chairman and Chief Executive Officer

                                 Date: December 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joe L. Allbritton             Chairman of the Executive    December 28, 1999
------------------------
    Joe L. Allbritton *           Committee and Director


/s/ Barbara B. Allbritton         Vice President and           December 28, 1999
-------------------------
    Barbara B. Allbritton *       Director


/s/ Lawrence I. Hebert            Chairman, Chief Executive    December 28, 1999
-------------------------
    Lawrence I. Hebert            Officer and Director
                                  (principal executive
                                   officer)

/s/ Robert L. Allbritton          President and Director       December 28, 1999
--------------------------
    Robert L. Allbritton  *


/s/ Frederick J. Ryan, Jr.        Vice Chairman, Executive     December 28, 1999
--------------------------
    Frederick J. Ryan, Jr.*       Vice President, Chief
                                  Operating Officer and
                                  Director

/s/ W.E. Tige Savage              Director                     December 28, 1999
--------------------------
    W.E. Tige Savage *


/s/ Stephen P. Gibson             Vice President and           December 28, 1999
--------------------------
    Stephen P. Gibson             Chief Financial Officer
                                  (principal financial
                                  officer)

/s/ Elizabeth A. Haley            Controller (principal        December 28, 1999
--------------------------        accounting officer)
    Elizabeth A. Haley

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

  4.5                Modification No. 1 dated as of June 19, 1996 to Revolving  Credit  Agreement.              *
                     (Incorporated  by reference to Exhibit 4.5 of Company's  Quarterly  Report on
                     Form 10-Q, No. 333-02302, dated May 15, 1997)

  4.6                Modification  No.  2  dated  as of  December  20,  1996 to  Revolving  Credit              *
                     Agreement.  (Incorporated by reference to Exhibit 4.6 of Company's  Quarterly
                     Report on Form 10-Q, No. 333-02302, dated May 15, 1997)

  4.7                Modification  No. 3 dated as of May 14, 1997 to Revolving  Credit  Agreement.              *
                     (Incorporated  by reference to Exhibit 4.7 of Company's  Quarterly  Report on
                     Form 10-Q, No. 333-02302, dated May 15, 1997)


  Exhibit No.                                   Description of Exhibit                                   Page No.

  4.8                Modification  No.  4 dated  as of  September  30,  1997 to  Revolving  Credit              *
                     Agreement.  (Incorporated  by  reference  to Exhibit  4.8 of  Company's  Form
                     10-K, No. 333-02302, dated December 22, 1997)

  10.1               Network Affiliation Agreement (Harrisburg  Television,  Inc.).  (Incorporated              *
                     by reference to Exhibit 10.3 of Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996)

  10.2               Side  Letter   Amendment  to  Network   Affiliation   Agreement   (Harrisburg              *
                     Television,  Inc.) dated  August 10,  1999.  (Incorporated  by  reference  to
                     Exhibit  10.2 of  Company's  Quarterly  Report on Form 10-Q,  No.  333-02302,
                     dated August 16, 1999)

  10.3               Network  Affiliation  Agreement (First  Charleston  Corp.).  (Incorporated by              *
                     reference  to Exhibit  10.4 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996)

  10.4               Side Letter  Amendment to Network  Affiliation  Agreement  (First  Charleston              *
                     Corp.) dated August 10, 1999.  (Incorporated  by reference to Exhibit 10.4 of
                     Company's  Quarterly  Report on Form 10-Q,  No.  333-02302,  dated August 16,
                     1999)

  10.5               Network  Affiliation   Agreement  (WSET,   Incorporated).   (Incorporated  by              *
                     reference  to Exhibit  10.5 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996)

  10.6               Side Letter Amendment to Network Affiliation  Agreement (WSET,  Incorporated)              *
                     dated  August  10,  1999.  (Incorporated  by  reference  to  Exhibit  10.6 of
                     Company's  Quarterly  Report on Form 10-Q,  No.  333-02302,  dated August 16,
                     1999)

  10.7               Network  Affiliation  Agreement  (WJLA-TV).  (Incorporated  by  reference  to              *
                     Exhibit  10.6 of  Company's  Pre-effective  Amendment  No. 1 to  Registration
                     Statement on Form S-4, dated April 22, 1996)

  10.8               Side  Letter  Amendment  to Network  Affiliation  Agreement  (WJLA-TV)  dated              *
                     August 10,  1999.  (Incorporated  by  reference  to Exhibit 10.8 of Company's
                     Quarterly Report on Form 10-Q, No. 333-02302, dated August 16, 1999)


  Exhibit No.                                   Description of Exhibit                                   Page No.


  10.9               Network  Affiliation  Agreement (KATV  Television,  Inc.).  (Incorporated  by              *
                     reference  to Exhibit  10.7 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996)

  10.10              Side Letter  Amendment to Network  Affiliation  Agreement  (KATV  Television,              *
                     Inc.) dated August 10, 1999.  (Incorporated  by reference to Exhibit 10.10 of
                     Company's  Quarterly  Report on Form 10-Q,  No.  333-02302,  dated August 16,
                     1999)

  10.11              Network  Affiliation  Agreement (KTUL  Television,  Inc.).  (Incorporated  by              *
                     reference  to Exhibit  10.8 of  Company's  Pre-effective  Amendment  No. 1 to
                     Registration Statement on Form S-4, dated April 22, 1996)

  10.12              Side Letter  Amendment to Network  Affiliation  Agreement  (KTUL  Television,              *
                     Inc.) dated August 10, 1999.  (Incorporated  by reference to Exhibit 10.12 of
                     Company's  Quarterly  Report on Form 10-Q,  No.  333-02302,  dated August 16,
                     1999)

  10.13              Network Affiliation Agreement (TV Alabama, Inc.).  (Incorporated by reference              *
                     to Exhibit 10.9 of Company's  Pre-effective  Amendment No. 1 to  Registration
                     Statement on Form S-4, dated April 22, 1996)

  10.14              Amendment to Network Affiliation  Agreement (TV Alabama,  Inc.) dated January              *
                     23,  1997.  (Incorporated  by  reference  to Exhibit  10.15 to the  Company's
                     Quarterly Report on Form 10-Q, No. 333-02302, dated February 14, 1997)

  10.15              Side Letter  Amendment to Network  Affiliation  Agreement (TV Alabama,  Inc.)              *
                     dated  August 10,  1999.  (Incorporated  by  reference  to  Exhibit  10.15 of
                     Company's  Quarterly  Report on Form 10-Q,  No.  333-02302,  dated August 16,
                     1999)

  10.16              Tax  Sharing  Agreement  effective  as of  September  30,  1991 by and  among              *
                     Perpetual  Corporation,  ACC and ALLNEWSCO,  Inc.,  amended as of October 29,
                     1993.  (Incorporated by reference to Exhibit 10.11 of Company's  Registration
                     Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  10.17              Second Amendment to Tax Sharing Agreement  effective as of October 1, 1995 by              *
                     and among Perpetual  Corporation,  ACC and ALLNEWSCO,  Inc.  (Incorporated by
                     reference to Exhibit 10.9 of the Company's  Form 10-K, No.  333-02302,  dated
                     December 22, 1998)


  Exhibit No.                                   Description of Exhibit                                   Page No.


  10.18              Time  Brokerage  Agreement  dated as of December  21, 1995 by and between RKZ              *
                     Television,  Inc. and ACC.  (Incorporated  by  reference to Exhibit  10.11 of
                     Company's Registration Statement on Form S-4, No. 333-02302,  dated March 12,
                     1996)

  10.19              Option  Agreement  dated  December  21,  1995  by and  between  ACC  and  RKZ              *
                     Television,  Inc.  (Incorporated  by reference to Exhibit  10.12 of Company's
                     Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

  10.20              Amendment  dated May 2, 1996 by and among TV Alabama,  Inc., RKZ  Television,              *
                     Inc.  and  Osborn  Communications   Corporation  to  Option  Agreement  dated
                     December 21, 1995 by and between ACC and RKZ Television,  Inc.  (Incorporated by reference to exhibit 10.13 of Company's  Form 10-K, No.  333-02302,  dated
                     December 30, 1996)

                     Master  Lease  Finance   Agreement  dated  as  of  August  10,  1994  between
  10.21              BancBoston Leasing,  Inc. and ACC, as amended.  (Incorporated by reference to
                     Exhibit  10.16  of  Company's   Registration   Statement  on  Form  S-4,  No.              *
                     333-02302, dated March 12, 1996)


  10.22              Pledge of Membership  Interests  Agreement  dated as of September 30, 1997 by              *
                     and among ACC; KTUL,  LLC;  KATV,  LLC; WCIV,  LLC; and  BankBoston,  N.A. as
                     Agent.  (Incorporated  by reference to Exhibit 10.16 of Company's  Form 10-K,
                     No. 333-02302, dated December 22, 1997)

 10.23               $20,000,000  Promissory  Note  of  ALLNEWSCO,  Inc.  payable  to  KTUL,  LLC.              *
                     (Incorporated  by reference  to Exhibit  10.16 of  Company's  Form 10-K,  No.
                     333-02302, dated December 22, 1998)

  10.24              Asset  Purchase  Agreement  dated as of September  14, 1999 by and between TV
                     Alabama, Inc. and Flagship Broadcasting Corporation.

  21.                Subsidiaries of the Registrant

  24.                Powers of Attorney

  27.                Financial Data Schedule (Electronic Filing Only)
----------------
*Previously filed

                                                        A-4