Form 10-Q
period 1999-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2000-02-11
CIK 889156

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended                           Commission file number:
      December 31, 1999                                         333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                          74-180-3105
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


                                   -----------

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

                                   -----------


     Number of shares of Common  Stock  outstanding  as of  February  10,  2000:
20,000 shares.

--------------------------------------------------------------------------------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S OUTSTANDING INDEBTEDNESS AND ITS HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON THE COMPANY BY THE TERMS OF THE COMPANY'S INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE AND PAY-PER-VIEW AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION REGULATIONS; AND THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for  the  Three   Months   Ended   December   31,  1998  and
          1999 .......................................................         1

          Consolidated  Balance  Sheets as of  September  30, 1999 and
          December 31, 1999 ..........................................         2

          Consolidated  Statements  of Cash Flows for the Three Months
          Ended December 31, 1998 and 1999 ...........................         3

          Notes to Interim Consolidated Financial Statements .........         4

Item 2.   Management's Discussion  and Analysis of Financial Condition
          and Results of Operations ..................................         5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..        11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................        12

Item 4.   Submission of Matters to a Vote of Security Holders.........        12

Item 6.   Exhibits and Reports on Form 8-K ...........................        12

Signatures ...........................................................        13

Exhibit Index ........................................................        14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                        ---------------------
                                                        1998             1999
                                                        ----             ----

Operating revenues, net                               $ 52,742         $ 56,181
                                                      --------         --------

Television operating expenses, excluding
    depreciation and amortization                       27,954           29,951
Depreciation and amortization                            4,240            3,863
Corporate expenses                                       1,046            1,100
                                                      --------         --------
                                                        33,240           34,914
                                                      --------         --------

Operating income                                        19,502           21,267
                                                      --------         --------

Nonoperating income (expense)
    Interest income
        Related party                                      630              643
        Other                                               84               66
    Interest expense                                   (10,337)         (10,847)
    Other, net                                            (327)            (298)
                                                      --------         --------
                                                        (9,950)         (10,436)
                                                      --------         --------

Income before income taxes                               9,552           10,831

Provision for income taxes                               4,165            4,495
                                                      --------         --------

Net income                                               5,387            6,336

Retained earnings, beginning of period                  45,426           54,054
                                                      --------         --------

Retained earnings, end of period                      $ 50,813         $ 60,390
                                                      ========         ========




      See accompanying notes to interim consolidated financial statements.


                             ALLBRITTON COMMUNICATIONS COMPANY
              (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                                                December 31,
                                                               September 30,       1999
Assets                                                             1999         (unaudited)
                                                               -------------    ------------

Current assets
    Cash and cash equivalents                                    $  14,437       $  12,286
    Accounts receivable, net                                        35,093          47,234
    Program rights                                                  18,057          13,275
    Deferred income taxes                                            1,262           1,262
    Interest receivable from related party                             492           1,045
    Other                                                            2,434           3,656
                                                                 ---------       ---------
        Total current assets                                        71,775          78,758

Property, plant and equipment, net                                  47,098          46,498
Intangible assets, net                                             139,134         137,716
Deferred financing costs and other                                   9,661           9,360
Cash surrender value of life insurance                               7,015           7,318
Program rights                                                       1,185           1,048
                                                                 ---------       ---------

                                                                 $ 275,868       $ 280,698
                                                                 =========       =========
Liabilities and Stockholder's Investment

Current liabilities
    Current portion of long-term debt                            $   1,921       $   1,923
    Accounts payable                                                 3,699           5,456
    Accrued interest payable                                        11,156           7,781
    Program rights payable                                          22,721          20,324
    Accrued employee benefit expenses                                4,470           3,040
    Other accrued expenses                                           3,570           4,992
                                                                 ---------       ---------
        Total current liabilities                                   47,537          43,516

Long-term debt                                                     427,708         432,166
Program rights payable                                               1,672           1,428
Deferred rent and other                                              3,048           2,858
Accrued employee benefit expenses                                    2,112           2,133
Deferred income taxes                                                5,138           5,896
                                                                 ---------       ---------
        Total liabilities                                          487,215         487,997
                                                                 ---------       ---------

Stockholder's investment

    Preferred stock, $1 par value, 800 shares authorized,
        none issued                                                     --              --
    Common stock, $.05 par value, 20,000 shares authorized,
        issued and outstanding                                           1               1
    Capital in excess of par value                                   6,955           6,955
    Retained earnings                                               54,054          60,390
    Distributions to owners, net                                  (272,357)       (274,645)
                                                                 ---------       ---------
        Total stockholder's investment                            (211,347)       (207,299)
                                                                 ---------       ---------

                                                                 $ 275,868       $ 280,698
                                                                 =========       =========



            See accompanying notes to interim consolidated financial statements.


                                 ALLBRITTON COMMUNICATIONS COMPANY
                 (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                            (unaudited)
                                                                            Three Months Ended
                                                                               December 31,
                                                                         ------------------------
                                                                           1998            1999
                                                                         --------        --------
Cash flows from operating activities:
     Net income                                                         $   5,387       $   6,336
                                                                        ---------       ---------
     Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
        Depreciation and amortization                                       4,240           3,863
        Other noncash charges                                                 314             314
        Provision for doubtful accounts                                       110              77
        Loss (gain) on disposal of assets                                       1             (14)
        Changes in assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                                           (7,227)        (12,218)
             Program rights                                                 4,589           4,919
             Interest receivable from related party                          (553)           (553)
             Other current assets                                             (85)         (1,222)
             Other noncurrent assets                                         (302)           (287)
           Increase (decrease) in liabilities:
             Accounts payable                                                 175           1,757
             Accrued interest payable                                      (3,375)         (3,375)
             Program rights payable                                        (4,016)         (2,641)
             Accrued employee benefit expenses                             (1,620)         (1,409)
             Other accrued expenses                                         1,668           1,422
             Deferred rent and other liabilities                              317            (190)
             Deferred income taxes                                            871             758
                                                                        ---------       ---------
                                                                           (4,893)         (8,799)
                                                                        ---------       ---------
               Net cash provided by (used in) operating activities            494          (2,463)
                                                                        ---------       ---------

Cash flows from investing activities:
     Capital expenditures                                                  (2,284)         (1,868)
     Proceeds from disposal of assets                                           3              37
                                                                        ---------       ---------
               Net cash used in investing activities                       (2,281)         (1,831)
                                                                        ---------       ---------

Cash flows from financing activities:
     Draws under revolving credit facility, net                             2,500           5,000
     Principal payments on capital lease obligations                         (346)           (569)
     Distributions to owners, net of certain charges                      (39,269)       (147,788)
     Repayments of distributions to owners                                 40,380         145,500
                                                                        ---------       ---------
               Net cash provided by financing activities                    3,265           2,143
                                                                        ---------       ---------

Net increase (decrease) in cash and cash equivalents                        1,478          (2,151)
Cash and cash equivalents, beginning of period                             13,849          14,437
                                                                        ---------       ---------
Cash and cash equivalents, end of period                                $  15,327       $  12,286
                                                                        =========       =========

Non-cash investing and financing activities:
     Equipment acquired under capital leases                            $     620       $      --
                                                                        =========       =========



               See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2000. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1999 which are contained in the Company's Form 10-K.

NOTE 2 - For the three months ended December 31, 1998 and 1999, distributions to owners were as follows:

                                                           1998          1999
                                                           ----          ----

Distributions to owners, beginning of period            $ 256,158     $ 272,357

   Cash advances                                           42,650       150,954
   Repayment of cash advances                             (40,380)     (145,500)
   Charge for Federal and state income taxes               (3,381)       (3,166)
                                                        ---------     ---------

Distributions to owners, end of period                  $ 255,047     $ 274,645
                                                        =========     =========

Weighted average amount of non-interest bearing
   advances outstanding during the period               $ 247,957     $ 289,524
                                                        =========     =========


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

In connection with its local marketing agreement, the Company entered into an option to purchase the assets of WJSU-TV. The Company exercised its option to acquire WJSU-TV on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU-TV, subject to regulatory approval and customary closing conditions. The Company expects closing to occur in the second quarter of Fiscal 2000.

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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended December 31, 1999 principally reflect an increase in national and local/regional advertising revenues in the Washington, D.C. market, partially offset by decreased political advertising revenues and increased programming and news expenses in a majority of the Company's markets.

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 1998 and 1999 and the percentage change between the periods:

                                         Three Months Ended December 31,
                                         -------------------------------
                                                                        Percent
                                                1998         1999       Change
                                               ------       ------      -------

        Operating revenues, net               $52,742      $56,181         6.5%
        Total operating expenses               33,240       34,914         5.0%
                                              -------      -------
        Operating income                       19,502       21,267         9.1%
        Nonoperating expenses, net              9,950       10,436         4.9%
        Income tax provision                    4,165        4,495         7.9%
                                              -------      -------

        Net income                            $ 5,387      $ 6,336        17.6%
                                              =======      =======


Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for the three months ended December 31, 1998 and 1999, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                               Three Months Ended December 31,
                                               -------------------------------
                                               1998                       1999
                                               ----                       ----
                                       Dollars      Percent       Dollars      Percent
                                       -------      -------       -------      -------

        Local/regional <F1>           $ 24,793       45.5        $ 27,591       47.6
        National <F2>                   20,379       37.4          25,286       43.6
        Network compensation <F3>        1,386        2.6             624        1.1
        Political <F4>                   3,910        7.2             376        0.6
        Trade and barter <F5>            2,112        3.9           2,272        3.9
        Other revenue <F6>               1,878        3.4           1,848        3.2
                                      --------      -----        --------      -----
        Broadcast revenues              54,458      100.0          57,997      100.0
                                                    =====                      =====
        Fees <F7>                        (1,716)                    (1,816)
                                      --------                   --------

        Operating revenues, net       $ 52,742                   $ 56,181
                                      ========                   ========

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

Net operating revenues for the three months ended December 31, 1999 totaled $56,181, an increase of $3,439, or 6.5%, when compared to net operating revenues of $52,742 for the three months ended December 31, 1998. The increase resulted principally from increased national and local/regional advertising revenues in the Washington, D.C. market, partially offset by decreased political advertising revenues due to significant elections in the first quarter of Fiscal 1999 with no comparable political elections occurring during the first quarter of Fiscal 2000.

Local/regional advertising revenues increased 11.3% during the three months ended December 31, 1999 versus the comparable period in Fiscal 1999. The increase for the three months ended December 31, 1999 of $2,798 from the three months ended December 31, 1998 was primarily attributable to an improvement in the Washington, D.C. and Tulsa local/regional advertising markets.

National advertising revenues increased $4,907, or 24.1%, for the three months ended December 31, 1999 over the comparable period in Fiscal 1999. The increase for the three months ended December 31, 1999 was primarily attributable to an improvement in the Washington, D.C. national advertising market, including strong internet-related advertising.

Network compensation revenue decreased $762, or 55.0%, during the three months ended December 31, 1999 principally due to the effect of the amendment of the Company's network affiliation agreements with ABC in August 1999. This decrease was fully offset by local/regional and national advertising revenues generated from the sale of additional prime-time inventory obtained as part of the amendment.

Political advertising revenues decreased $3,534, or 90.4%, during the three months ended December 31, 1999 versus the comparable period in Fiscal 1999. The decrease was due primarily to various high-profile local political races in many of the Company's markets that took place during the three months ended December 31, 1998 with no comparable political elections occurring during the same period in Fiscal 2000.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three months ended December 31, 1998 or 1999.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 1999 totaled $34,914, an increase of $1,674, or 5.0%, compared to total operating expenses of $33,240 for the three-month period ended December 31, 1998. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,997, a decrease in depreciation and amortization of $377 and an increase in corporate expenses of $54.

Television operating expenses, excluding depreciation and amortization, increased $1,997, or 7.1%, to $29,951 for the three months ended December 31, 1999 as compared to $27,954 for the three months ended December 31, 1998. The increase in Fiscal 2000 was primarily attributable to increased programming and news expenses across a majority of the Company's stations. The increased programming expenses were largely attributable to one-time and non-recurring programming events occurring during the first quarter of Fiscal 2000. Excluding these expenses, television operating expenses increased 4.8% for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998.

Depreciation and amortization expense of $3,863 for the first three months of Fiscal 2000 decreased $377, or 8.9%, versus the comparable period in Fiscal 1999. The decrease for the three months ended December 31, 1999 was principally the result of decreased depreciation on the assets acquired in Birmingham and Harrisburg during Fiscal 1996.

Operating Income

For the three months ended December 31, 1999, operating income of $21,267 increased $1,765, or 9.1%, when compared to operating income of $19,502 for the three months ended December 31, 1998. For the three months ended December 31, 1999, the operating margin increased to 37.9% from 37.0% for the comparable period in Fiscal 1999. The increases in operating income and margin were the result of net operating revenues increasing more than total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest expense of $10,847 for three months ended December 31, 1999 increased $510, or 4.9%, as compared to $10,337 for the three-month period ended December 31, 1998. This increase was due to an increased average debt balance during the first three months of Fiscal 2000. The average balance of debt outstanding, including capital lease obligations, was $436,733 and $459,693 for the three months ended December 31, 1998 and 1999, respectively, and the weighted average interest rate on debt was 9.4% for each of the three months ended December 31, 1998 and 1999.

Income Taxes

The provision for income taxes for the three months ended December 31, 1999 totaled $4,495, an increase of $330, or 7.9%, when compared to the provision for income taxes of $4,165 for the three months ended December 31, 1998. The increase was directly related to the $1,279, or 13.4%, increase in the Company's income before income taxes, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 2000.

Net Income

Net income for the three months ended December 31, 1999 was $6,336 as compared to net income of $5,387 for the three months ended December 31, 1998. The increase of $949, or 17.6%, was due to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 1999 to December 31, 1999 consisted of increased accounts receivable, offset by decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of the Company's revenue cycle as well as continued revenue growth. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of the Company's interest payments under its debt obligations.

Liquidity and Capital Resources

As of December 31, 1999, the Company's cash and cash equivalents aggregated $12,286, and the Company had an excess of current assets over current liabilities of $35,242.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $494 for the three months ended December 31, 1998. For the three months ended December 31, 1999, the Company's net cash used in operating activities was $2,463. The $2,957 decrease in cash flows from operating activities was primarily due to increased accounts receivable.

Transactions with Owners. For the three months ended December 31, 1998, the Company received net repayments from owners of $1,111. For the three months ended December 31, 1999, the Company made cash advances to owners, net of repayments and certain charges, totaling $2,288. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $207,299 at December 31, 1999, a decrease of $4,048, or 1.9%, from the September 30, 1999 deficit of $211,347. The decrease was due to net income for the period of $6,336, partially offset by a net increase in distributions to owners of $2,288.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $429,629 at September 30, 1999 to $434,089 at December 31, 1999. This debt, net of applicable discounts, consists of $274,080 of 9.75% Debentures, $150,000 of 8.875% Notes, $5,009 of capital lease obligations and $5,000 under a revolving credit facility. The increase of $4,460 in total debt from September 30, 1999 to December 31, 1999 was primarily due to a $5,000 increase in amounts outstanding under the revolving credit facility to fund working capital. The Company's revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 1999, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee of .375% per annum based on any unused portion of the revolving credit facility.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2000 will approximate $6,000. Fiscal 2000 capital expenditures will be primarily for the acquisition of technical equipment and vehicles to support operations as well as the completion of the expansion to the Company's Tulsa office and studio facility. Capital expenditures during the three months ended December 31, 1999 totaled $1,868.

The Company has entered into an asset purchase agreement for the acquisition of WJSU-TV with a purchase price of $3,337.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements, anticipated capital expenditures and the acquisition of WJSU-TV.

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

The Company implemented a plan of remediation which included a combination of installing new applications and equipment, upgrading existing applications and equipment, retiring obsolete systems and equipment and confirming significant third party compliance. The Company has not experienced any disruptions in its business operations as a result of the date change to the year 2000.

Based on the Company's assessment, costs incurred to date related to the Company's Year 2000 plan, which is considered complete, did not exceed $2,000. Such costs were principally for capital expenditures for replacement systems. These systems generally provide enhanced capabilities and functionality as well as Year 2000 compliance. The costs were funded with cash provided by operations. The Company has not separately tracked internal costs associated with the Year 2000 issue; however, such costs are not considered to be significant and principally related to payroll costs of existing engineering personnel. The Company believes that none of its other significant information technology projects has been delayed as a result of the Year 2000 compliance efforts.

The Company may subsequently discover Year 2000 issues, but at this time management is unable to determine the probability that any such issue will occur, or if it does occur, what the nature, length or other effects, if any, it may have on the Company. In general, the Company has fulfilled the elements of its Year 2000 plan in order to mitigate the impact that any Year 2000 issues may have on the Company.

The information set forth above is deemed by the Company to constitute "Year 2000 Statements" and to contain "Year 2000 Readiness Disclosure" within the meaning of the "Year 2000 Information and Readiness Act. "

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1999, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At December 31, 1999, the carrying value of such debt was $424,080, the fair value was $417,500 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 22, 1999, each of the directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    See Exhibit Index on pages 14-17.

b.  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                          (Registrant)




       February 10, 2000                             /s/ Lawrence I. Hebert
-------------------------------                   -------------------------
             Date                                 Name: Lawrence I. Hebert
                                                  Title: Chairman and Chief
                                                         Executive Officer

       February 10, 2000                             /s/ Stephen P. Gibson
-------------------------------                   ------------------------
             Date                                 Name: Stephen P. Gibson
                                                  Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

10.2      Side  Letter  Amendment  to  Network   Affiliation   Agreement       *
          (Harrisburg   Television,   Inc.)  dated   August  10,   1999.
          (Incorporated by reference to Exhibit 10.2 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 16,
          1999)

10.3      Network   Affiliation   Agreement  (First  Charleston  Corp.).       *
          (Incorporated by reference to Exhibit 10.4 of Company's Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.4      Side Letter Amendment to Network Affiliation  Agreement (First       *
          Charleston Corp.) dated August 10, 1999. (Incorporated by reference to Exhibit 10.4 of Company's Quarterly Report on
          Form 10-Q, No. 333-02302, dated August 16, 1999)

10.5      Network    Affiliation    Agreement   (WSET,    Incorporated).       *
          (Incorporated by reference to Exhibit 10.5 of Company's Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.6      Side Letter Amendment to Network Affiliation  Agreement (WSET,       *
          Incorporated)   dated  August  10,  1999.   (Incorporated   by
          reference  to Exhibit 10.6 of  Company's  Quarterly  Report on
          Form 10-Q, No. 333-02302, dated August 16, 1999)

10.7      Network  Affiliation  Agreement  (WJLA-TV).  (Incorporated  by       *
          reference to Exhibit 10.6 of Company's Pre-effective Amendment
          No. 1 to  Registration  Statement on Form S-4, dated April 22,
          1996)

10.8      Side  Letter  Amendment  to  Network   Affiliation   Agreement       *
          (WJLA-TV) dated August 10, 1999. (Incorporated by reference to
          Exhibit 10.8 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 16, 1999)

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

10.9      Network   Affiliation   Agreement  (KATV  Television,   Inc.).       *
          (Incorporated by reference to Exhibit 10.7 of Company's Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.10     Side Letter Amendment to Network  Affiliation  Agreement (KATV       *
          Television, Inc.) dated August 10, 1999. (Incorporated by reference to Exhibit 10.10 of Company's Quarterly Report on
          Form 10-Q, No. 333-02302, dated August 16, 1999)

10.11     Network   Affiliation   Agreement  (KTUL  Television,   Inc.).       *
          (Incorporated by reference to Exhibit 10.8 of Company's Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.12     Side Letter Amendment to Network  Affiliation  Agreement (KTUL       *
          Television, Inc.) dated August 10, 1999. (Incorporated by reference to Exhibit 10.12 of Company's Quarterly Report on
          Form 10-Q, No. 333-02302, dated August 16, 1999)

10.13     Network    Affiliation    Agreement   (TV   Alabama,    Inc.).       *
          (Incorporated by reference to Exhibit 10.9 of Company's Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.14     Amendment to Network Affiliation Agreement (TV Alabama,  Inc.)       *
          dated January 23, 1997.  (Incorporated by reference to Exhibit
          10.15 to the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 14, 1997)

10.15     Side Letter  Amendment to Network  Affiliation  Agreement  (TV       *
          Alabama,  Inc.)  dated  August  10,  1999.   (Incorporated  by
          reference to Exhibit  10.15 of Company's  Quarterly  Report on
          Form 10-Q, No. 333-02302, dated August 16, 1999)

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

10.18     Time Brokerage  Agreement dated as of December 21, 1995 by and       *
          between  RKZ  Television,   Inc.  and  ACC.  (Incorporated  by
          reference to Exhibit 10.11 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

10.22     Pledge of Membership Interests Agreement dated as of September       *
          30, 1997 by and among ACC; KTUL,  LLC; KATV,  LLC; WCIV,  LLC;
          and BankBoston, N.A. as Agent. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1997)

10.23     $20,000,000  Promissory  Note of  ALLNEWSCO,  Inc.  payable to       *
          KTUL, LLC. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1998)

10.24     Asset Purchase Agreement dated as of September 14, 1999 by and       *
          between   TV   Alabama,   Inc.   and   Flagship   Broadcasting
          Corporation. (Incorporated by reference to Exhibit 10.24 of Company's Form 10-K, No. 333-02302, dated December 28, 1999)

27.       Financial Data Schedule (Electronic Filing Only)

-----------------
*Previously filed