Form 10-Q
period 2000-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2000-05-11
CIK 889156

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                           Commission file number:
        March 31, 2000                                          333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                            74-180-3105
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

                                   -----------

     Number of shares of Common Stock outstanding as of May 10, 2000: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the  Three  and Six  Months  Ended  March  31,  1999 and
          2000........................................................         1

          Consolidated  Balance  Sheets as of  September  30, 1999 and
          March 31, 2000..............................................         2

          Consolidated  Statements  of Cash  Flows for the Six  Months
          Ended March 31, 1999 and 2000...............................         3

          Notes to Interim Consolidated Financial Statements..........         4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...................................         6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..        12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................        13

Item 6.   Exhibits and Reports on Form 8-K............................        13

Signatures............................................................        14

Exhibit Index.........................................................        15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Dollars in thousands)
                                        (unaudited)


                                             Three Months Ended       Six Months Ended
                                                  March 31,               March 31,
                                             ------------------       ----------------
                                              1999        2000        1999        2000
                                              ----        ----        ----        ----

Operating revenues, net .................   $ 41,609    $ 46,670    $ 94,351    $ 102,851
                                            --------    --------    --------    ---------

Television operating expenses, excluding
   depreciation and amortization ........     26,775      27,942      54,728       57,894
Depreciation and amortization ...........      4,325       4,026       8,566        7,889
Corporate expenses ......................      1,163       1,101       2,209        2,200
                                            --------    --------    --------    ---------
                                              32,263      33,069      65,503       67,983
                                            --------    --------    --------    ---------

Operating income ........................      9,346      13,601      28,848       34,868
                                            --------    --------    --------    ---------

Nonoperating income (expense)
   Interest income
      Related party .....................        631         644       1,261        1,288
      Other .............................         72          80         156          146
   Interest expense .....................    (10,508)    (10,936)    (20,845)     (21,784)
   Other, net ...........................       (296)       (353)       (623)        (651)
                                            --------    --------    --------    ---------
                                             (10,101)    (10,565)    (20,051)     (21,001)
                                            --------    --------    --------    ---------

(Loss) income before income taxes .......       (755)      3,036       8,797       13,867

(Benefit from) provision for income taxes       (361)      1,275       3,804        5,770
                                            --------    --------    --------    ---------

Net (loss) income .......................       (394)      1,761       4,993        8,097

Retained earnings, beginning of period ..     50,813      60,390      45,426       54,054
                                            --------    --------    --------    ---------

Retained earnings, end of period ........   $ 50,419    $ 62,151    $ 50,419    $  62,151
                                            ========    ========    ========    =========


           See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                      March 31,
                                                    September 30,       2000
                                                        1999         (unaudited)
                                                    -------------    -----------
Assets

Current assets
    Cash and cash equivalents ....................    $  14,437       $   6,976
    Accounts receivable, net .....................       35,093          37,364
    Program rights ...............................       18,057           8,651
    Deferred income taxes ........................        1,262           1,262
    Interest receivable from related party .......          492             492
    Other ........................................        2,434           4,334
                                                      ---------       ---------
         Total current assets ....................       71,775          59,079

Property, plant and equipment, net ...............       47,098          45,623
Intangible assets, net ...........................      139,134         138,851
Deferred financing costs and other ...............        9,661           9,017
Cash surrender value of life insurance ...........        7,015           7,705
Program rights ...................................        1,185           1,017
                                                      ---------       ---------

                                                      $ 275,868       $ 261,292
                                                      =========       =========
Liabilities and Stockholder's Investment

Current liabilities
    Current portion of long-term debt ............    $   1,921       $   1,943
    Accounts payable .............................        3,699           2,902
    Accrued interest payable .....................       11,156          11,156
    Program rights payable .......................       22,721          13,953
    Accrued employee benefit expenses ............        4,470           3,932
    Other accrued expenses .......................        3,570           4,105
                                                      ---------       ---------
         Total current liabilities ...............       47,537          37,991

Long-term debt ...................................      427,708         426,698
Program rights payable ...........................        1,672           1,354
Deferred rent and other ..........................        3,048           2,669
Accrued employee benefit expenses ................        2,112           1,628
Deferred income taxes ............................        5,138           6,103
                                                      ---------       ---------
         Total liabilities .......................      487,215         476,443
                                                      ---------       ---------
Stockholder's investment
    Preferred stock, $1 par value, 800 shares
      authorized, none issued ....................           --              --
    Common stock, $.05 par value, 20,000 shares
      authorized, issued and outstanding .........            1               1
    Capital in excess of par value ...............        6,955           6,955
    Retained earnings ............................       54,054          62,151
    Distributions to owners, net .................     (272,357)       (284,258)
                                                      ---------       ---------
      Total stockholder's investment .............     (211,347)       (215,151)
                                                      ---------       ---------

                                                      $ 275,868       $ 261,292
                                                      =========       =========


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)
                                                             Six Months Ended
                                                                 March 31,
                                                             ----------------
                                                             1999        2000
                                                             ----        ----
Cash flows from operating activities:
    Net income ........................................   $  4,993    $   8,097
                                                          --------    ---------
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................      8,566        7,889
      Other noncash charges ...........................        628          628
      Provision for doubtful accounts .................        224          219
      Loss on disposal of assets ......................         --           12
      Changes in assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable ........................     (1,097)      (2,490)
           Program rights .............................      9,179        9,574
           Other current assets .......................       (836)      (1,759)
           Other noncurrent assets ....................       (628)        (616)
         Increase (decrease) in liabilities:
           Accounts payable ...........................        904         (797)
           Program rights payable .....................     (8,862)      (9,086)
           Accrued employee benefit expenses ..........       (474)      (1,022)
           Other accrued expenses .....................        680          535
           Deferred rent and other liabilities ........        230         (379)
           Deferred income taxes ......................        851          965
                                                          --------    ---------
                                                             9,365        3,673
                                                          --------    ---------
           Net cash provided by operating activities ..     14,358       11,770
                                                          --------    ---------

Cash flows from investing activities:
    Capital expenditures ..............................     (4,699)      (2,978)
    Proceeds from disposal of assets ..................         11           66
    Exercise of option to acquire assets of WJSU ......         --       (3,372)
                                                          --------    ---------
           Net cash used in investing activities ......     (4,688)      (6,284)
                                                          --------    ---------

Cash flows from financing activities:
    Principal payments on capital lease obligations ...       (807)      (1,046)
    Distributions to owners, net of certain charges ...    (97,697)    (256,212)
    Repayments of distributions to owners .............     89,380      244,311
                                                          --------    ---------
           Net cash used in financing activities ......     (9,124)     (12,947)
                                                          --------    ---------

Net increase (decrease) in cash and cash equivalents ..        546       (7,461)
Cash and cash equivalents, beginning of period ........     13,849       14,437
                                                          --------    ---------
Cash and cash equivalents, end of period ..............   $ 14,395    $   6,976
                                                          ========    =========

Non-cash investing and financing activities:
    Equipment acquired under capital leases ...........   $  1,528    $      --
                                                          ========    =========

      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2000. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1999 which are contained in the Company's Form 10-K.

NOTE 2 - On December 29, 1995, the Company, through an 80%-owned subsidiary, entered into a local marketing agreement to program WJSU-TV in Anniston, Alabama. In connection with the local marketing agreement, the Company also entered into an option to purchase the assets of WJSU-TV at a cost of $15,348. The Company exercised its option to acquire WJSU-TV on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU-TV, subject to regulatory approval and customary closing conditions. The Company received such approval and completed its acquisition of WJSU-TV on March 22, 2000 for additional consideration of $3,372. The total cost to acquire and exercise the option was $18,720. The acquisition was accounted for as a purchase and accordingly, the cost of the acquired entity was assigned to the identifiable tangible and intangible assets acquired based on their fair values at the date of purchase. The consolidated results of operations of the Company include operating revenues and operating expenses of WJSU-TV from December 29, 1995 to March 21, 2000 pursuant to the terms of the local marketing agreement, and since March 22, 2000 as an owned station.

NOTE 3 - For the six months ended March 31, 1999 and 2000, distributions to owners were as follows:

                                                           1999          2000
                                                           ----          ----

Distributions to owners, beginning of period .......    $ 256,158     $ 272,357

   Cash advances ...................................      100,785       260,274
   Repayment of cash advances ......................      (89,380)     (244,311)
   Charge for Federal and state income taxes .......       (3,088)       (4,062)
                                                        ---------     ---------

Distributions to owners, end of period .............    $ 264,475     $ 284,258
                                                        =========     =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ..........    $ 252,260     $ 291,354
                                                        =========     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Dollars in thousands)

Overview

Allbritton Communications Company and its subsidiaries (on a consolidated basis, the "Company") own ABC network-affiliated television stations serving seven diverse geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (the Company operates WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; and WCIV in Charleston, South Carolina.

The Company previously programmed WJSU-TV pursuant to a local marketing agreement. In connection with its local marketing agreement, the Company entered into an option to purchase the assets of WJSU-TV. The Company exercised its option to acquire WJSU-TV on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU-TV, subject to regulatory approval and customary closing conditions. The Company received such approval and completed its acquisition of WJSU-TV on March 22, 2000. The consolidated results of operations of the Company include operating revenues and operating expenses of WJSU-TV from December 29, 1995 to March 21, 2000 pursuant to the terms of the local marketing agreement, and since March 22, 2000 as an owned station. Upon acquisition of WJSU-TV, the Company is no longer required to pay fees approximating $360 annually that were paid in connection with the previously existing local marketing agreement.

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

As compared to the same periods in the prior fiscal year, the Company's results of operations for the three and six months ended March 31, 2000 principally reflect an increase in national and local/regional advertising revenues in the Washington, D.C. market, partially offset by increased programming and news expenses in a majority of the Company's markets. The Company's results of operations for the six months ended March 31, 2000 also reflect decreased political advertising revenues due to various high-profile local political races that took place during the first quarter of Fiscal 1999 with no comparable political elections occurring during the same period in Fiscal 2000.

Results of Operations

Set forth below are selected consolidated financial data for the three and six months ended March 31, 1999 and 2000 and the percentage change between the periods:

                                 Three Months Ended March 31,      Six Months Ended March 31,
                                 ----------------------------      --------------------------
                                                      Percent                         Percent
                                    1999       2000    Change        1999      2000    Change
                                    ----       ----   -------        ----      ----   -------

Operating revenues, net ......    $41,609    $46,670    12.2%      $94,351   $102,851    9.0%
Total operating expenses .....     32,263     33,069     2.5%       65,503     67,983    3.8%
                                  -------    -------               -------   --------
Operating income .............      9,346     13,601    45.5%       28,848     34,868   20.9%
Nonoperating expenses, net ...     10,101     10,565     4.6%       20,051     21,001    4.7%
Income tax (benefit) provision       (361)     1,275   453.2%        3,804      5,770   51.7%
                                  -------    -------               -------   --------

Net (loss) income ............    $  (394)   $ 1,761   547.0%      $ 4,993   $  8,097   62.2%
                                  =======    =======               =======   ========


Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and six months ended March 31, 1999 and 2000, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                  Three Months Ended March 31,              Six Months Ended March 31,
                                  ----------------------------              --------------------------
                                    1999                2000                1999                 2000
                                    ----                ----                ----                 ----
                              Dollars   Percent   Dollars   Percent   Dollars   Percent   Dollars    Percent
                              -------   -------   -------   -------   -------   -------   -------    -------

Local/regional <F1>......    $ 21,490     50.0   $ 22,785     47.1   $ 46,284     47.5   $  50,375     47.4
National <F2>............      17,113     39.8     20,973     43.4     37,492     38.5      46,259     43.5
Network compensation <F3>       1,503      3.5        730      1.5      2,889      3.0       1,355      1.3
Political <F4>...........          17      0.1        537      1.1      3,926      4.0         913      0.9
Trade and barter <F5>....       1,932      4.5      2,243      4.7      4,044      4.1       4,515      4.2
Other revenue <F6>.......         926      2.1      1,083      2.2      2,803      2.9       2,931      2.7
                             --------    -----   --------    -----   --------    -----   ---------    -----
Broadcast revenues.......      42,981    100.0     48,351    100.0     97,438    100.0     106,348    100.0
                                         =====               =====               =====                =====
Fees <F7>................      (1,372)             (1,681)             (3,087)              (3,497)
                             --------            --------            --------            ---------

Operating revenues, net..    $ 41,609            $ 46,670            $ 94,351            $ 102,851
                             ========            ========            ========            =========


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


Net operating revenues for the three months ended March 31, 2000 totaled $46,670, an increase of $5,061, or 12.2%, when compared to net operating revenues of $41,609 for the three months ended March 31, 1999. This increase resulted principally from increased national and local/regional advertising revenue in the Company's Washington, D.C. market.

Net operating revenues increased $8,500, or 9.0%, to $102,851 for the six months ended March 31, 2000 as compared to $94,351 for the same period in the prior year. This year-to-date increase principally resulted from increased national and local/regional advertising revenue in the Company's Washington, D.C. market, partially offset by decreased political advertising revenue due to significant elections in the first quarter of Fiscal 1999 with no comparable political elections occurring during the first quarter of Fiscal 2000.

Local/regional advertising revenues increased 6.0% and 8.8% during the three and six months ended March 31, 2000, respectively, versus the comparable periods in Fiscal 1999. The increases for the three and six months ended March 31, 2000 of $1,295 and $4,091, respectively, over the three and six months ended March 31, 1999 were primarily attributable to an improvement in the Washington, D.C. local/regional advertising market.

National advertising revenues increased $3,860 and $8,767, or 22.6% and 23.4%, for the three and six months ended March 31, 2000, respectively, over the comparable periods in Fiscal 1999. The increases for the three and six months ended March 31, 2000 were primarily attributable to an improvement in the Washington, D.C. national advertising market, including strong internet-related advertising, particularly during the first quarter of Fiscal 2000.

Network compensation revenue decreased $773 and $1,534, or 51.4% and 53.1%, for the three and six months ended March 31, 2000, respectively, over the comparable periods in Fiscal 1999. The decreases were principally due to the effect of the amendment of the Company's network affiliation agreements with ABC in August 1999. These decreases were fully offset by local/regional and national advertising revenues generated from the sale of additional prime-time inventory obtained as part of the amendment.

Political advertising revenues increased $520 to $537 for the three months ended March 31, 2000 versus $17 for the three months ended March 31, 1999. The increase was primarily due to advertising related to the presidential primaries in several of the Company's markets with no comparable advertising in the second quarter of Fiscal 1999. Political advertising revenues decreased $3,013, or 76.7%, during the six months ended March 31, 2000 from the six months ended March 31, 1999. The decrease was due primarily to various high-profile local political races in many of the Company's markets that took place during the first quarter of Fiscal 1999 with no comparable political elections occurring during the same period in Fiscal 2000.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or six months ended March 31, 1999 or 2000.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2000 totaled $33,069, an increase of $806, or 2.5%, compared to total operating expenses of $32,263 for the three-month period ended March 31, 1999. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,167, a decrease in depreciation and amortization of $299 and a decrease in corporate expenses of $62.

Total operating expenses for the six months ended March 31, 2000 totaled $67,983, an increase of $2,480, or 3.8%, compared to total operating expenses of $65,503 for the six-month period ended March 31, 1999. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,166, a decrease in depreciation and amortization of $677 and a decrease in corporate expenses of $9.

Television operating expenses, excluding depreciation and amortization, increased $1,167 and $3,166, or 4.4% and 5.8%, for the three and six months ended March 31, 2000, respectively, as compared to the comparable periods in Fiscal 1999. These expense increases were the result of increased programming and news expenses across a majority of the Company's stations. The increased programming expenses during the six months ended March 31, 2000 included certain one-time and non-recurring programming events occurring during the first quarter of Fiscal 2000. Excluding these expenses, television operating expenses increased 4.6% for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999.

Depreciation and amortization expense decreased $299 and $677, or 6.9% and 7.9%, respectively, for the three and six months ended March 31, 2000 versus the comparable periods in Fiscal 1999. These decreases were principally the result of decreased depreciation on the assets acquired in Birmingham and Harrisburg during Fiscal 1996.

Operating Income

For the three months ended March 31, 2000, operating income of $13,601 increased $4,255, or 45.5%, when compared to operating income of $9,346 for the three months ended March 31, 1999. For the three months ended March 31, 2000, the operating margin increased to 29.1% from 22.5% for the comparable period in Fiscal 1999. Operating income of $34,868 for the six months ended March 31, 2000 increased $6,020, or 20.9%, when compared to operating income of $28,848 for the same period in the prior fiscal year. For the six months ended March 31, 2000, the operating margin increased to 33.9% from 30.6% for the comparable period in the prior fiscal year. These increases in operating income and margin were the result of net operating revenues increasing more than total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest expense of $10,936 and $21,784 for three and six months ended March 31, 2000, respectively, increased $428 and $939, or 4.1% and 4.5%, as compared to $10,508 and $20,845 for the three and six-month periods ended March 31, 1999, respectively. These increases were due to an increased average balance of debt outstanding during Fiscal 2000.

The average balance of debt outstanding, including capital lease obligations, was $444,311 and $462,738 for the three months ended March 31, 1999 and 2000, respectively, and the weighted average interest rate on debt was 9.4% for each of the three months ended March 31, 1999 and 2000.

The average balance of debt outstanding, including capital lease obligations, was $440,495 and $461,207 for the six months ended March 31, 1999 and 2000, respectively, and the weighted average interest rate on debt was 9.4% for each of the six months ended March 31, 1999 and 2000.

Income Taxes

The provision for income taxes for the three months ended March 31, 2000 totaled $1,275, an increase of $1,636, or 453.2%, when compared to the benefit from income taxes of $361 for the three months ended March 31, 1999. The increase was directly related to the $3,791, or 502.1% increase in the Company's income before income taxes, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 2000.

The provision for income taxes for the six months ended March 31, 2000 totaled $5,770, an increase of $1,966, or 51.7%, when compared to the provision for income taxes of $3,804 for the six months ended March 31, 1999. The increase was directly related to the $5,070, or 57.6% increase in the Company's income before income taxes, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 2000.

Net Income

For the three and six months ended March 31, 2000, the Company recorded net income of $1,761 and $8,097, respectively, as compared to a net loss of $394 and net income of $4,993 for the three and six months ended March 31, 1999, respectively. The increases of $2,155 and $3,104 during the three and six months ended March 31, 2000 were due to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 1999 to March 31, 2000 consisted of decreases in program rights and program rights payable which reflect the annual cycle of the underlying program contracts which generally begins in September of each year.

Liquidity and Capital Resources

As of March 31, 2000, the Company's cash and cash equivalents aggregated $6,976, and the Company had an excess of current assets over current liabilities of $21,088.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $14,358 and $11,770 for the six months ended March 31, 1999 and 2000, respectively. The $2,588 decrease in cash flows from operating activities was principally due to increased accounts receivable and other current assets as well as decreased accounts payable and accrued employee benefit expenses, partially offset by a $3,104 increase in net income.

Transactions with Owners. For the six months ended March 31, 1999 and 2000, the Company made cash advances to owners, net of repayments and certain charges, totaling $8,317 and $11,901, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $215,151 at March 31, 2000, an increase of $3,804, or 1.8%, from the September 30, 1999 deficit of $211,347. The increase was due to a net increase in distributions to owners of $11,901, offset by net income for the period of $8,097.

Indebtedness. The Company's total debt, including the current portion of long-term debt, decreased from $429,629 at September 30, 1999 to $428,641 at March 31, 2000. This debt, net of applicable discounts, consisted of $274,109 of 9.75% Debentures, $150,000 of 8.875% Notes and $4,532 of capital lease obligations at March 31, 2000. The decrease of $988 in total debt from September 30, 1999 to March 31, 2000 was primarily due to a net decrease in capital lease obligations. As of September 30, 1999 and March 31, 2000, there were no amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2000, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee of .375% per annum based on any unused portion of the revolving credit facility.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2000 will approximate $6,000. Fiscal 2000 capital expenditures will be primarily for the acquisition of technical equipment and vehicles to support operations as well as the completion of the expansion to the Company's Tulsa office and studio facility. Capital expenditures during the six months ended March 31, 2000 totaled $2,978.

On March 22, 2000, the Company completed its acquisition of WJSU-TV. The final amount paid at closing was $3,372.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2000, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At March 31, 2000, the carrying value of such debt was $424,109, the fair value was $393,500 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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

    See Exhibit Index on pages 15-18.

b.  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                          (Registrant)




       May 10, 2000                               /s/ Lawrence I. Hebert
    ------------------                         ----------------------------
           Date                                Name: Lawrence I. Hebert
                                               Title: Chairman and Chief
                                                      Executive Officer


       May 10, 2000                               /s/ Stephen P. Gibson
    ------------------                         ----------------------------
           Date                                Name: Stephen P. Gibson
                                               Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

10.18     Master  Lease  Finance  Agreement  dated as of August 10, 1994       *
          between  BancBoston   Leasing,   Inc.  and  ACC,  as  amended.
          (Incorporated by reference to Exhibit 10.16 of Company's Registration Statement on Form S-4, No. 333-02302, dated March
          12, 1996)

10.19     Pledge of Membership Interests Agreement dated as of September       *
          30, 1997 by and among ACC; KTUL,  LLC; KATV,  LLC; WCIV,  LLC;
          and BankBoston, N.A. as Agent. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1997)

10.20     $20,000,000  Promissory  Note of  ALLNEWSCO,  Inc.  payable to       *
          KTUL, LLC. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1998)

27.       Financial Data Schedule (Electronic Filing Only)

-----------------
*Previously filed