Form 10-Q
period 2000-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2000-08-09
CIK 889156

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number:
        June 30, 2000                                           333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                             74-180-3105
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

                                    ---------

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

                                    ---------


     Number of shares of Common Stock outstanding as of August 9, 2000: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the  Three  and Nine  Months  Ended  June  30,  1999 and
          2000........................................................        1

          Consolidated  Balance  Sheets as of  September  30, 1999 and
          June 30, 2000...............................................        2

          Consolidated  Statements  of Cash Flows for the Nine  Months
          Ended June 30, 1999 and 2000................................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...................................        6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       13

Item 6.   Exhibits and Reports on Form 8-K............................       13

Signatures............................................................       14

Exhibit Index.........................................................       15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ALLBRITTON COMMUNICATIONS COMPANY
            (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (Dollars in thousands)
                                       (unaudited)


                                            Three Months Ended      Nine Months Ended
                                                 June 30,                June 30,
                                            ------------------      ------------------
                                             1999        2000        1999        2000
                                             ----        ----        ----        ----

Operating revenues, net ................   $ 49,026    $ 54,544    $143,377    $157,395
                                           --------    --------    --------    --------

Television operating expenses, excluding
   depreciation and amortization .......     27,282      27,627      82,010      85,521
Depreciation and amortization ..........      4,217       3,813      12,783      11,702
Corporate expenses .....................      1,119       1,085       3,328       3,285
                                           --------    --------    --------    --------
                                             32,618      32,525      98,121     100,508
                                           --------    --------    --------    --------

Operating income .......................     16,408      22,019      45,256      56,887
                                           --------    --------    --------    --------

Nonoperating income (expense)
   Interest income
      Related party ....................        609         637       1,870       1,925
      Other ............................         53         101         209         246
   Interest expense ....................    (10,570)    (10,224)    (31,415)    (32,007)
   Other, net ..........................       (285)       (292)       (908)       (943)
                                           --------    --------    --------    --------
                                            (10,193)     (9,778)    (30,244)    (30,779)
                                           --------    --------    --------    --------

Income before income taxes .............      6,215      12,241      15,012      26,108

Provision for income taxes .............      2,736       5,174       6,540      10,944
                                           --------    --------    --------    --------

Net income .............................      3,479       7,067       8,472      15,164

Retained earnings, beginning of period .     50,419      62,151      45,426      54,054
                                           --------    --------    --------    --------

Retained earnings, end of period .......   $ 53,898    $ 69,218    $ 53,898    $ 69,218
                                           ========    ========    ========    ========


          See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       June 30,
                                                      September 30,      2000
                                                           1999      (unaudited)
                                                      -------------  -----------
Assets

Current assets
    Cash and cash equivalents ......................    $  14,437     $   3,232
    Accounts receivable, net .......................       35,093        44,894
    Program rights .................................       18,057         3,924
    Deferred income taxes ..........................        1,262         1,262
    Interest receivable from related party .........          492         1,045
    Other ..........................................        2,434         3,699
                                                        ---------     ---------
         Total current assets ......................       71,775        58,056

Property, plant and equipment, net .................       47,098        44,082
Intangible assets, net .............................      139,134       137,677
Deferred financing costs and other .................        9,661         8,712
Cash surrender value of life insurance .............        7,015         8,092
Program rights .....................................        1,185           831
                                                        ---------     ---------

                                                        $ 275,868     $ 257,450
                                                        =========     =========
Liabilities and Stockholder's Investment

Current liabilities
    Current portion of long-term debt ..............    $   1,921     $   1,964
    Accounts payable ...............................        3,699         3,064
    Accrued interest payable .......................       11,156         7,781
    Program rights payable .........................       22,721         9,153
    Accrued employee benefit expenses ..............        4,470         3,784
    Other accrued expenses .........................        3,570         4,434
                                                        ---------     ---------
         Total current liabilities .................       47,537        30,180

Long-term debt .....................................      427,708       426,221
Program rights payable .............................        1,672         1,107
Deferred rent and other ............................        3,048         2,477
Accrued employee benefit expenses ..................        2,112         1,639
Deferred income taxes ..............................        5,138         6,903
                                                        ---------     ---------
         Total liabilities .........................      487,215       468,527
                                                        ---------     ---------

Stockholder's investment
    Preferred stock, $1 par value, 800 shares
      authorized, none issued ......................         --            --
    Common stock, $.05 par value, 20,000 shares
      authorized, issued and outstanding ...........            1             1
    Capital in excess of par value .................        6,955         6,955
    Retained earnings ..............................       54,054        69,218
    Distributions to owners, net ...................     (272,357)     (287,251)
                                                        ---------     ---------
      Total stockholder's investment ...............     (211,347)     (211,077)
                                                        ---------     ---------

                                                        $ 275,868     $ 257,450
                                                        =========     =========

      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)
                                                           Nine Months Ended
                                                                June 30,
                                                           -----------------
                                                           1999         2000
                                                           ----         ----
Cash flows from operating activities:
    Net income .......................................   $  8,472     $ 15,164
                                                         --------     --------
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................     12,783       11,702
      Other noncash charges ..........................        942          942
      Provision for doubtful accounts ................        330          348
      (Gain) loss on disposal of assets ..............         (1)          17
      Changes in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable ........................     (6,434)     (10,149)
          Program rights .............................     13,822       14,487
          Interest receivable from related party .....       (553)        (553)
          Other current assets .......................       (525)      (1,124)
          Other noncurrent assets ....................       (956)        (983)
        Increase (decrease) in liabilities:
          Accounts payable ...........................        654         (635)
          Accrued interest payable ...................     (3,375)      (3,375)
          Program rights payable .....................    (12,032)     (14,133)
          Accrued employee benefit expenses ..........       (532)      (1,159)
          Other accrued expenses .....................        628          864
          Deferred rent and other liabilities ........        (89)        (571)
          Deferred income taxes ......................      1,674        1,765
                                                         --------     --------
                                                            6,336       (2,557)
                                                         --------     --------
            Net cash provided by operating activities      14,808       12,607
                                                         --------     --------

Cash flows from investing activities:
    Capital expenditures .............................     (6,950)      (4,081)
    Proceeds from disposal of assets .................         36           66
    Exercise of option to acquire assets of WJSU .....       --         (3,372)
                                                         --------     --------
            Net cash used in investing activities ....     (6,914)      (7,387)
                                                         --------     --------

Cash flows from financing activities:
    Principal payments on capital lease obligations ..     (1,253)      (1,531)
    Distributions to owners, net of certain charges ..   (182,868)    (261,285)
    Repayments of distributions to owners ............    171,191      246,391
                                                         --------     --------
            Net cash used in financing activities ....    (12,930)     (16,425)
                                                         --------     --------

    Net decrease in cash and cash equivalents ........     (5,036)     (11,205)
    Cash and cash equivalents, beginning of period ...     13,849       14,437
                                                         --------     --------
    Cash and cash equivalents, end of period .........   $  8,813     $  3,232
                                                         ========     ========

Non-cash investing and financing activities:
    Equipment acquired under capital leases ..........   $  1,528     $   --
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2000. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1999 which are contained in the Company's Form 10-K.

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

NOTE 3 - For the nine months ended June 30, 1999 and 2000, distributions to owners were as follows:

                                                           1999          2000
                                                           ----          ----

Distributions to owners, beginning of period .......    $ 256,158     $ 272,357

  Cash advances ....................................      187,636       268,899
  Repayment of cash advances .......................     (171,191)     (246,391)
  Charge for Federal and state income taxes ........       (4,768)       (7,614)
                                                        ---------     ---------

Distributions to owners, end of period .............    $ 267,835     $ 287,251
                                                        =========     =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ..........    $ 257,804     $ 282,487
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

The Company's advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in the Company's operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during the Company's first fiscal quarter. Years in which Olympic Games are held also cause cyclical fluctuations in operating results depending on which television network is carrying Olympic coverage. The 2000 Summer Olympic Games will be broadcast by NBC in September 2000.

As compared to the same periods in the prior fiscal year, the Company's results of operations for the three and nine months ended June 30, 2000 principally reflect an increase in national and local/regional advertising revenues in the Washington, D.C. market, partially offset by increased programming and news expenses in a majority of the Company's markets.

Results of Operations

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 1999 and 2000 and the percentage change between the periods:

                              Three Months Ended June 30,      Nine Months Ended June 30,
                              ---------------------------      --------------------------
                                                  Percent                         Percent
                               1999       2000     Change      1999       2000     Change
                               ----       ----     ------      ----       ----     ------

Operating revenues, net ..   $ 49,026   $ 54,544    11.3%    $143,377   $157,395     9.8%
Total operating expenses .     32,618     32,525    -0.3%      98,121    100,508     2.4%
                             --------   --------             --------   --------
Operating income .........     16,408     22,019    34.2%      45,256     56,887    25.7%
Nonoperating expenses, net     10,193      9,778    -4.1%      30,244     30,779     1.8%
Income tax provision .....      2,736      5,174    89.1%       6,540     10,944    67.3%
                             --------   --------             --------   --------

Net income ...............   $  3,479   $  7,067   103.1%    $  8,472   $ 15,164    79.0%
                             ========   ========             ========   ========

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and nine months ended June 30, 1999 and 2000, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                  Three Months Ended June 30,             Nine Months Ended June 30,
                                  ---------------------------             --------------------------
                                   1999                2000                1999                2000
                                   ----                ----                ----                ----
                             Dollars   Percent   Dollars   Percent   Dollars   Percent   Dollars   Percent
                             -------   -------   -------   -------   -------   -------   -------   -------
                                                         (Dollars in thousands)

Local/regional <F1> .....   $ 25,220     49.8   $ 28,323     50.2   $ 71,504     48.3   $ 78,698     48.4
National <F2> ...........     21,272     42.0     24,228     43.0     58,763     39.7     70,487     43.3
Network compensation <F3>      1,645      3.2        836      1.5      4,534      3.1      2,191      1.3
Political <F4> ..........         83      0.2        512      0.9      4,010      2.7      1,426      0.9
Trade & barter <F5> .....      2,072      4.1      2,133      3.8      6,116      4.1      6,648      4.1
Other revenue <F6> ......        386      0.7        337      0.6      3,189      2.1      3,267      2.0
                            --------    -----   --------    -----   --------    -----   --------    -----
Broadcast revenues ......     50,678    100.0     56,369    100.0    148,116    100.0    162,717    100.0
                                        =====               =====               =====               =====
Fees <F7>...............      (1,652)             (1,825)             (4,739)             (5,322)
                            --------            --------            --------            --------

Operating revenues, net     $ 49,026            $ 54,544            $143,377            $157,395
                            ========            ========            ========            ========

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

Net operating revenues for the three months ended June 30, 2000 totaled $54,544, an increase of $5,518, or 11.3% when compared to net operating revenues of $49,026 for the three months ended June 30, 1999. Net operating revenues increased $14,018, or 9.8%, to $157,395 for the nine months ended June 30, 2000 as compared to $143,377 for the same period in the prior fiscal year. These increases resulted principally from increased national and local/regional advertising revenue in the Company's Washington, D.C. market.

Local/regional advertising revenues increased 12.3% and 10.1% during the three and nine months ended June 30, 2000, respectively, versus the comparable periods in Fiscal 1999. The increases for the three and nine months ended June 30, 2000 of $3,103 and $7,194, respectively, over the three and nine months ended June 30, 1999 were primarily attributable to an improvement in the Washington, D.C. local/regional advertising market.

National advertising revenues increased $2,956 and $11,724, or 13.9% and 20.0%, for the three and nine months ended June 30, 2000, respectively, over the comparable periods in Fiscal 1999. All of the Company's stations experienced an increase in national advertising revenues during the three and nine months ended June 30, 2000, with the overall increases being primarily attributable to an improvement in the Washington, D.C. national advertising market. Strong internet-related advertising, particularly during the first quarter of Fiscal 2000, contributed to the improvement in the Washington, D.C. national advertising market.

Network compensation revenue decreased $809 and $2,343, or 49.2% and 51.7%, for the three and nine months ended June 30, 2000, respectively, over the comparable periods in Fiscal 1999. The decreases were principally due to the effect of the amendment of the Company's network affiliation agreements with ABC in August 1999. These decreases were fully offset by local/regional and national advertising revenues generated from the sale of additional prime-time inventory obtained as part of the amendment.

Political advertising revenues increased $429 to $512 for the three months ended June 30, 2000 versus $83 for the three months ended June 30, 1999. The increase was primarily due to advertising related to various local political races in several of the Company's markets with no comparable advertising in the third quarter of Fiscal 1999. Political advertising revenues decreased $2,584, or 64.4%, during the nine months ended June 30, 2000 from the nine months ended June 30, 1999. The decrease was due primarily to various high-profile local political races in many of the Company's markets that took place during the first quarter of Fiscal 1999 with no comparable political elections occurring during the same period in Fiscal 2000, partially offset by increased political advertising in the second and third quarters of Fiscal 2000.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or nine months ended June 30, 1999 or 2000.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2000 totaled $32,525, a decrease of $93, or 0.3%, compared to total operating expenses of $32,618 for the three-month period ended June 30, 1999. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $345, a decrease in depreciation and amortization of $404 and a decrease in corporate expenses of $34.

Total operating expenses for the nine-month period ended June 30, 2000 totaled $100,508, an increase of $2,387, or 2.4%, compared to $98,121 for the nine months ended June 30, 1999. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,511, a decrease in depreciation and amortization of $1,081 and a decrease in corporate expenses of $43.

Television operating expenses, excluding depreciation and amortization, increased $345 and $3,511, or 1.3% and 4.3%, for the three and nine months ended June 30, 2000, respectively, as compared to the same periods in Fiscal 1999. The increase in television operating expenses during the three months ended June 30, 2000 was primarily attributable to increased programming and news expenses across a majority of the Company's stations, partially offset by a decrease in news-related promotional expenses at the Company's Washington, D.C. station. The increase in television operating expenses during the nine months ended June 30, 2000 was principally attributable to increased programming and news expenses across a majority of the Company's stations. The increased programming expenses during the nine months ended June 30, 2000 included certain one-time and non-recurring programming events occurring during the first quarter of Fiscal 2000. Excluding these expenses, television operating expenses increased 3.5% for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999.

Depreciation and amortization expenses decreased $404 and $1,081, or 9.6% and 8.5%, for the three and nine months ended June 30, 2000, respectively, as compared to the same periods in Fiscal 1999. These decreases were principally the result of decreased depreciation on the assets acquired in Birmingham and Harrisburg during Fiscal 1996. Additionally, amortization expense decreased during the three and nine months ended June 30, 2000 as a result of the completion of the acquisition of WJSU-TV on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU-TV were amortized over the ten-year term of the option. Upon completion of the acquisition, the portion of the purchase price assigned to the broadcast license and network affiliation of WJSU-TV is being amortized over its estimated useful life of 40 years.

Operating Income

For the three months ended June 30, 2000, operating income of $22,019 increased $5,611, or 34.2%, when compared to operating income of $16,408 for the three months ended June 30, 1999. For the three months ended June 30, 2000, the operating margin increased to 40.4% from 33.5% for the comparable period in Fiscal 1999. The increases in operating income and margin were the result of increased net operating revenues and decreased total operating expenses as discussed above.

Operating income of $56,887 for the nine months ended June 30, 2000 increased $11,631, or 25.7%, when compared to operating income of $45,256 for the same period in the prior fiscal year. For the nine months ended June 30, 2000, the operating margin increased to 36.1% from 31.6% for the comparable period in the prior fiscal year. The increases in operating income and margin were the result of net operating revenues increasing more than total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest expense of $10,224 for three months ended June 30, 2000 decreased $346, or 3.3%, as compared to $10,570 for the three-month period ended June 30, 1999. The decrease was due to a decreased average balance of debt outstanding during the three months ended June 30, 2000.

Interest expense for the nine months ended June 30, 2000 was $32,007, an increase of $592, or 1.9%, as compared to $31,415 for the nine-month period ended June 30, 1999. This increase was principally due to an increased average balance of debt outstanding during the nine-month period ended June 30, 2000.

The average balance of debt outstanding, including capital lease obligations, was $449,408 and $430,650 for the three months ended June 30, 1999 and 2000, respectively, and the weighted average interest rate on debt was 9.3% and 9.4% for the three months ended June 30, 1999 and 2000, respectively.

The average balance of debt outstanding, including capital lease obligations, was $443,438 and $450,898 for the nine months ended June 30, 1999 and 2000, respectively, and the weighted average interest rate on debt was 9.4% for each of the nine-month periods ended June 30, 1999 and 2000.

Income Taxes

The provision for income taxes for the three months ended June 30, 2000 totaled $5,174, an increase of $2,438, or 89.1%, when compared to the provision for income taxes of $2,736 for the three months ended June 30, 1999. The increase was directly related to the $6,026, or 97.0%, increase in the Company's income before income taxes, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 2000.

The provision for income taxes for the nine months ended June 30, 2000 totaled $10,944, an increase of $4,404, or 67.3%, when compared to the provision for income taxes of $6,540 for the nine months ended June 30, 1999. The increase was directly related to the $11,096, or 73.9%, increase in the Company's income before income taxes, partially offset by a reduction in the Company's overall effective income tax rate in Fiscal 2000.

Net Income

For the three and nine months ended June 30, 2000, the Company recorded net income of $7,067 and $15,164, respectively, as compared to net income of $3,479 and $8,472 for the three and nine months ended June 30, 1999, respectively. The increases of $3,588 and $6,692 during the three and nine months ended June 30, 2000 were due to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 1999 to June 30, 2000 consisted of increased accounts receivable, offset by decreases in cash, program rights and program rights payable. The increase in accounts receivable was the result of growth in operating revenues as well as the seasonality of the Company's revenue cycle. The decreases in program rights and program rights payable reflect the annual cycle of the underlying program contracts.

Liquidity and Capital Resources

As of June 30, 2000, the Company's cash and cash equivalents aggregated $3,232, and the Company had an excess of current assets over current liabilities of $27,876.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $14,808 and $12,607 for the nine months ended June 30, 1999 and 2000, respectively. The $2,201 decrease in cash flows from operating activities was principally due to increased accounts receivable as well as decreased accounts payable, program rights payable and depreciation and amortization expense, partially offset by a $6,692 increase in net income.

Transactions with Owners. For the nine months ended June 30, 1999 and 2000, the Company made cash advances to owners, net of repayments and certain charges, totaling $11,677 and $14,894, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $211,077 at June 30, 2000, a decrease of $270, or 0.1%, from the September 30, 1999 deficit of $211,347. The decrease was due to net income for the period of $15,164, offset by a net increase in distributions to owners of $14,894.

Indebtedness. The Company's total debt, including the current portion of long-term debt, decreased from $429,629 at September 30, 1999 to $428,185 at June 30, 2000. This debt, net of applicable discounts, consisted of $274,138 of 9.75% Debentures, $150,000 of 8.875% Notes and $4,047 of capital lease obligations at June 30, 2000. The decrease of $1,444 in total debt from September 30, 1999 to June 30, 2000 was primarily due to a net decrease in capital lease obligations. As of September 30, 1999 and June 30, 2000, there were no amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2000, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee of .375% per annum based on any unused portion of the revolving credit facility.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2000 will approximate $6,000. Fiscal 2000 capital expenditures are primarily for the acquisition of technical equipment and vehicles to support operations as well as the completion of the expansion to the Company's Tulsa office and studio facility. Capital expenditures during the nine months ended June 30, 2000 totaled $4,081.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2000, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At June 30, 2000, the carrying value of such debt was $424,138, the fair value was $398,500 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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

                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                          (Registrant)




         August 9, 2000                       /s/ Lawrence I. Hebert
   --------------------------              ----------------------------
              Date                         Name:  Lawrence I. Hebert
                                           Title: Chairman and Chief Executive
                                                     Officer

         August 9, 2000                       /s/ Stephen P. Gibson
   --------------------------              ----------------------------
              Date                         Name:  Stephen P. Gibson
                                           Title: Vice President and Chief
                                                     Financial Officer

                                EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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