Form 10-K
period 2000-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2000-12-28
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 2000
                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                           74-1803105
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


808 Seventeenth Street, N.W., Suite 300
Washington, D.C.                                             20006-3910
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (202)789-2130

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None


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

As of December 28, 2000, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

As used herein, unless the context otherwise requires, the term "ACC" or the "Company" refers to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" refers to WJLA-TV, a division of ACC (operator of WJLA-TV, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT" refers to WCFT-TV, Tuscaloosa, Alabama; "WBMA" refers to WBMA-LP, Birmingham, Alabama; and "WJSU" refers to WJSU-TV, Anniston, Alabama. The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton, Chairman of ACC. "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Westfield" refers to Westfield News Advertiser, Inc., an affiliate of ACC that is wholly-owned by Joe L. Allbritton. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. "Harrisburg Television" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that owns WCFT, WJSU and WBMA. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is an 80%-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, President and a Director of ACC, that owns 20% of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name that owns 20% of each of Harrisburg Television and TV Alabama.

                                TABLE OF CONTENTS

                                                                            PAGE

Part I
 Item 1.  Business.............................................................1
 Item 2.  Properties..........................................................15
 Item 3.  Legal Proceedings...................................................17
 Item 4.  Submission of Matters to a Vote of Security Holders.................17

Part II
 Item 5.  Market for Registrant's Common Equity and
                Related Stockholder Matters...................................17
 Item 6.  Selected Consolidated Financial Data................................18
 Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................20

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........33
 Item 8.  Consolidated Financial Statements and Supplementary Data............33
 Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure........................33

Part III
 Item 10. Directors and Executive Officers of the Registrant..................34
 Item 11. Executive Compensation..............................................37
 Item 12. Security Ownership of Certain Beneficial Owners and
                Management....................................................38
 Item 13. Certain Relationships and Related Transactions......................39

Part IV
 Item 14. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...................................................42

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1994, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S OUTSTANDING INDEBTEDNESS AND ITS HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON THE COMPANY BY THE TERMS OF THE COMPANY'S INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION ("FCC") REGULATIONS; AND THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY.

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

                                     PART I

                                ITEM 1. BUSINESS

The Company

Allbritton Communications Company ("ACC" or the "Company") itself and through subsidiaries owns and operates ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (the Company operates WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. The Company's owned and operated stations broadcast to the 8th, 39th, 46th, 57th, 59th, 68th and 103rd largest national media markets in the United States, respectively, as defined by the A.C. Nielsen Co. ("Nielsen").

WJLA is owned and operated as a division by ACC, while the Company's remaining owned and operated stations are owned by Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and WBMA). Each of these is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. TV Alabama began programming WJSU, licensed to Anniston (Birmingham), Alabama, under a ten-year Time Brokerage Agreement (referred to herein as a Local Marketing Agreement ("LMA")) effective December 29, 1995 (the "Anniston LMA"). TV Alabama exercised its option to acquire WJSU on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU, subject to regulatory approval and customary closing conditions. The Company received such approval and completed its acquisition of WJSU on March 22, 2000. See "Owned Stations - WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama". ACC was founded in 1974 and is a subsidiary of Allbritton Group, Inc. ("AGI"), which is controlled by Perpetual Corporation, which in turn is controlled by Mr. Joe
L. Allbritton, ACC's Chairman. ACC and its subsidiaries are Delaware corporations or limited liability companies. ACC's corporate headquarters is located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3910, and its telephone number at that address is (202) 789-2130.

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

Television station revenues are primarily derived from local, regional and national advertisers and, to a much lesser extent, from networks and program syndicators for the broadcast of programming and from other broadcast-related activities. Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect both the broadcast industry in general and the revenues of individual broadcast television stations.

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

Direct Broadcast Satellite ("DBS") service has recently been introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Legislation was enacted in November 1999 that permits local stations, under specified conditions, to be carried on satellite which will retransmit those signals back to the originating market. At present, the nature of DBS service includes primarily national programming and, except in limited circumstances, does not offer locally originated programs or advertising. Initially, it is expected that only affiliates of the four largest networks will be transmitted locally in approximately the 40 largest DMAs. Of the Company's stations, only
WJLA and WBMA/WCFT/WJSU are currently carried on DBS systems, transmitting to the Washington, D.C. and Birmingham, Alabama markets, respectively.

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

Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats have enabled some broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC has authorized a transition plan to convert existing analog stations to digital by temporarily offering a second channel to transmit programming digitally with the return of the analog channel after the transition period. See "Legislation and Regulation
- Digital Television". Of the Company's stations, only WJLA in Washington, D.C. broadcasts with both an analog and digital signal at this time.

Station Information

The following table sets forth general information for each of the Company's owned stations as of November 2000:

                                                                                      Total
                                                                           Market   Commercial   Station     Rank
             Designated                             Network     Channel   Rank or  Competitors   Audience     in      Acquisition
             Market Area               Station    Affiliation  Frequency  DMA<F1>  in Market<F2> Share<F3>  Market<F4>    Date
             -----------               -------    -----------  ---------  -------  ------------  ---------  ---------     ----

Washington, D.C ..................     WJLA            ABC       7/VHF       8          6            23%       2        01/29/76
Birmingham (Anniston and
      Tuscaloosa), AL<F5> ........     WBMA/WCFT/WJSU  ABC        --        39          7            20%       3              --
           Birmingham ............     WBMA            ABC      58/UHF      --         --            --       --        08/01/97
           Anniston ..............     WJSU            ABC      40/UHF      --         --            --       --        03/22/00<F6>
           Tuscaloosa ............     WCFT            ABC      33/UHF      --         --            --       --        03/15/96
Harrisburg-Lancaster-York-Lebanon,
      PA .........................     WHTM            ABC      27/UHF      46          5            25%       2        03/01/96
Little Rock, AR ..................     KATV            ABC       7/VHF      57          5            33%       1        04/06/83
Tulsa, OK ........................     KTUL            ABC       8/VHF      59          5            34%       1        04/06/83
Roanoke-Lynchburg, VA ............     WSET            ABC      13/VHF      68          4            27%       2        01/29/76<F7>
Charleston, SC ...................     WCIV            ABC       4/VHF     103          5            19%       3        01/29/76<F7>

---------

<F1>      Represents market rank based on the Nielsen Station Index for November
          2000.
<F2>      Represents  the  total  number  of  commercial   broadcast  television
          stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period.
<F3>      Represents  the  station's   share  of  total  viewing  of  commercial
          broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F4>      Represents  the station's  rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.


<F5>      TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6>      The Company commenced programming WJSU pursuant to the Anniston LMA in
          December 1995. In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU. The Company exercised its option to acquire WJSU and completed its acquisition of WJSU on March 22, 2000. See "Owned Stations - WBMA/WCFT/WJSU:
          Birmingham (Anniston and Tuscaloosa), Alabama".
<F7>      WSET and WCIV  have  been  indirectly  owned  and  operated  by Joe L.
          Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.


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

In addition, the Company constantly seeks to enhance net operating revenues at a marginal incremental cost through its use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 71 radio stations in four states and pay-per-view cable viewing to selected Arkansas cable system viewers.

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

High Quality Non-Network Programming. The Company's stations are committed to attracting viewers through an array of syndicated and locally-produced programming to fill those periods of the broadcast day not programmed by the network. This programming is selected by the Company based on its ability to attract audiences highly valued in terms of demographic makeup on a cost-effective basis and reflects a focused strategy to migrate and hold audiences from program to program throughout dayparts. Audiences highly valued in terms of demographic makeup include women aged 18-49 and all adults aged 25-54. These demographic groups are perceived by advertisers as the groups with the majority of buying authority and decision-making in product selection.

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

Cost Control. Management believes that controlling costs is an essential factor in achieving and maintaining the profitability of its stations. The Company believes that by delivering highly targeted audience levels and controlling programming and operating costs, the Company's stations can achieve increased levels of revenue and operating cash flow. Each station rigorously manages its expenses through a budgetary control process and project accounting, which include an analysis of revenue and programming costs by daypart. Moreover, each of the stations closely monitors its staffing levels.

Owned Stations

WJLA: Washington, D.C.

Acquired by the Company in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The Station's FCC license expires on October 1, 2004. Washington, D.C. is the eighth largest DMA, with approximately 2,047,000 television households. The Company believes that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama

The Company acquired WCFT in March 1996 and commenced programming WJSU pursuant to the Anniston LMA in December 1995. The LMA provided for the Company to supply program services to WJSU and to retain all revenues from advertising sales. In exchange, the Company paid all station operating expenses and certain management fees to the station's owner. In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU (the "Anniston Option"). The Company exercised its option to acquire WJSU on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU, subject to regulatory approval and customary closing conditions. The Company received such approval and completed its acquisition of WJSU on March 22, 2000. The Company also owns a low power television station licensed to Birmingham, Alabama (WBMA). In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating the 39th largest DMA with approximately 674,000 television households. The Birmingham DMA is served by seven commercial television stations.

The Company serves the Birmingham market by simultaneously transmitting identical programming from its studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA+. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. The Company has retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining its primary news and sales presence in Birmingham. The ABC network affiliation is based upon carriage on both WCFT and WJSU and expires on September 1, 2006. The FCC licenses for both stations expire on April 1, 2005.

WHTM: Harrisburg-Lancaster-York-Lebanon, Pennsylvania

Acquired by the Company in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The Station's FCC license expires August 1, 2007. Harrisburg, Pennsylvania, which consists of nine contiguous counties located in central Pennsylvania, is the 46th largest DMA, reaching approximately 604,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by five commercial television stations, one of which is a VHF station.

KATV: Little Rock, Arkansas

Acquired by the Company in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2005. The Little Rock market is the 57th largest DMA, with approximately 492,000 television households. The Little Rock market has a diversified economy, both serving as the seat of state and local government and housing a significant concentration of businesses. The Little Rock market is served by five commercial television stations.

Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2003, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 71 radio stations in four states. Pay-per-view and home video rights are also controlled by ARSN.

KTUL: Tulsa, Oklahoma

Acquired by the Company in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 59th largest DMA, with approximately 490,000 television households. The Tulsa market is served by five commercial television stations.

WSET: Roanoke-Lynchburg, Virginia

Acquired by the Company in 1996, WSET has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. WSET's FCC license expires on October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 68th largest DMA, with approximately 407,000 television households. The Lynchburg DMA is served by four commercial television stations.

WCIV: Charleston, South Carolina

Acquired by the Company in 1996, WCIV has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. WCIV's FCC license expires on December 1, 2004. Charleston, South Carolina is the 103rd largest DMA, with approximately 253,000 television households. The Charleston DMA is served by five commercial television stations.

Network Affiliation Agreements and Relationship

WJLA, WBMA/WCFT/WJSU, WHTM, KATV, KTUL, WSET and WCIV are ABC network affiliates: their current affiliation agreements expire October 1, 2005, September 1, 2006, January 1, 2005, July 31, 2005, July 31, 2005, July 31, 2005
and August 20, 2006, respectively. ABC has routinely renewed the affiliation agreements with these stations; however, there can be no assurance that these affiliation agreements will be renewed in the future. As one of the largest group owners of ABC network affiliates in the nation, ACC believes it enjoys excellent relations with the ABC network.

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

Effective August 11, 1999, the Company's network affiliation agreements with ABC were amended. Under the amendments, ABC will, for a three-year period, provide the Company's stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming.

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

Audience: Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the Company's daily programming is supplied by ABC. In those periods, the stations are totally dependent upon the performance of the ABC network programs in attracting viewers. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and entertainment programming, including news and syndicated programs purchased for cash, cash and barter or barter-only. Independent stations, the number of which has increased significantly over the past decade, have also emerged as viable competitors for television viewership share, particularly as the result of the availability of first-run network-quality programming from FOX.

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

Programming: Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. The Company's stations compete against in-market broadcast station competitors for off-network reruns (such as "Home Improvement") and first-run products (such as "The Oprah Winfrey Show") for exclusive access to those programs. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry.

Advertising: Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. The Company's television stations compete for advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company's television stations are located in highly competitive market areas.

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

Digital Television: The FCC has adopted rules for implementing digital (including high-definition) television ("DTV") service in the United States. Implementation of DTV is intended to improve the technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station's geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. Under the FCC's rules, stations will be required to phase-in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. Implementation of DTV service will impose substantial additional costs on television stations providing the new service, primarily due to increased equipment costs, and may affect the competitive nature of the market areas in which the Company operates if competing stations adopt and implement the new technology before the Company's stations. The FCC has adopted standards for the transmission of DTV signals. These standards will serve as the basis for the phased conversion to digital transmission. Of the Company's stations, only WJLA in Washington, D.C. currently operates a DTV channel in concert with its analog signal. While each of the Company's other stations has filed its application with the FCC for the second DTV channel, there are currently no DTV operations in the markets of these stations.

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

Employees

As of September 30, 2000, the Company employed in full and part-time positions 889 persons, including 179 at WJLA, 144 at KATV, 126 at KTUL, 108 at WHTM, 131 at WBMA/WCFT/WJSU, 108 at WSET, 83 at WCIV and 10 in its corporate office. Of the employees at WJLA, 94 are represented by three unions: the American
Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The AFTRA collective bargaining agreement expired September 30, 1999; however, the parties have agreed, pending completion of negotiations regarding a successor collective bargaining agreement, to extend the existing agreement to January 15, 2001. The DGA collective bargaining agreement expired January 16, 2000, and a successor collective bargaining agreement is currently being negotiated. The NABET/CWA collective bargaining agreement expired June 1, 1995. Members of this union have been working under a contract implemented by WJLA after impasse in its negotiations, effective February 1, 1999. No employees of the Company's other owned stations are represented by unions. The Company believes its relations with its employees are satisfactory.

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

The following table describes the general characteristics of the Company's principal real property:


                                                                Approximate   Lease Expiration
Facility                Market/Use           Ownership              Size           Date
--------                ----------           ---------              ----           ----

WJLA                  Washington, D.C.
                      Office/Studio          Leased             88,828 sq. ft.    12/16/03
                      Tower/Transmitter      Joint Venture      108,000 sq. ft.   N/A

WHTM                  Harrisburg, PA
                      Office/Studio          Owned              14,000 sq. ft.    N/A
                      Tower/Transmitter      Owned              2,801 sq. ft.     N/A
                      Adjacent Land          Leased             6,808 sq. ft.     10/31/05

KATV                  Little Rock, AR
                      Office/Studio          Owned              20,500 sq. ft.    N/A
                      Tower/Transmitter      Owned              188 Acres         N/A
                      Annex/Garage           Owned              67,400 sq. ft.    N/A

KTUL                  Tulsa, OK
                      Office/Studio          Owned              13,520 sq. ft.    N/A
                      Tower/Transmitter      Owned              160 acres         N/A
                      Tower                  Leased             1 acre            5/30/05

WSET                  Lynchburg, VA
                      Office/Studio          Owned              15,500 sq. ft.    N/A
                      Tower/Transmitter      Owned              2,700 sq. ft.     N/A

                      Danville, VA
                      Office/Studio          Leased             2,150 sq. ft.     2/28/03

WCIV                  Mt. Pleasant, SC
                      Office/Studio          Owned              21,700 sq. ft.    N/A
                      Tower/Transmitter      Leased             2,000 sq. ft.     8/31/06

WBMA/WCFT/WJSU        Birmingham, AL
                      Office/Studio          Leased             26,357 sq. ft     9/30/06
                      Satellite Dish Farm    Leased             0.5 acres         9/30/06
                      Tower/Relay-Pelham     Leased             .08 acres         10/31/01
                      Tower/Relay-Red Mtn    Owned              .21 acres         N/A

                      Tuscaloosa, AL
                      Office/Studio          Owned              9,475 sq. ft.     N/A
                      Tower-Tuscaloosa       Owned              10.5 acres        N/A
                      Tower-AmSouth          Leased             134.3 acres       4/30/06

                      Anniston, AL
                      Office/Studio          Leased             7,273 sq. ft.     6 months notice
                      Tower-Blue Mtn         Owned              1.7 acres         N/A
                      Gadsden Office         Leased             1,000 sq. ft.     Monthly
                      Tower-Bald Rock        Leased             1 acre            8/29/16


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


                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in thousands)

The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. The selected consolidated financial data for the fiscal years ended September 30, 1996, 1997, 1998, 1999 and 2000 are derived from the Company's audited Consolidated Financial Statements.

                                                          Fiscal Year Ended September 30,
                                                          -------------------------------
                                           1996          1997          1998          1999          2000
                                           ----          ----          ----          ----          ----

Statement of Operations Data<F1>:
Operating revenues, net ..............  $155,573      $172,828      $182,484      $187,288      $205,307
Television operating expenses,
    excluding depreciation and
    amortization .....................    92,320       105,630       106,147       109,549       113,617
Depreciation and amortization ........    10,257        19,652        18,922        17,471        15,660
Corporate expenses ...................     5,112         4,382         4,568         4,339         4,873
Operating income .....................    47,884        43,164        52,847        55,929        71,157
Interest expense .....................    35,222        42,870        44,340        42,154        42,212
Interest income ......................     3,244         2,433         3,339         2,760         2,893
Income before extraordinary
    items ............................     8,293           424         5,746         8,628        17,184
Extraordinary loss<F2> ...............    (7,750)           --        (5,155)           --            --
Net income ...........................       543           424           591         8,628        17,184

                                                                As of September 30,
                                                                -------------------
                                           1996          1997          1998          1999          2000
                                           ----          ----          ----          ----          ----

Balance Sheet Data<F1>:
Total assets .........................  $281,778      $280,977      $279,521      $275,868      $269,934
Total debt<F3> .......................   402,993       415,722       429,691       429,629       427,729
Stockholder's investment .............  (172,392)     (185,563)     (203,776)     (211,347)     (219,896)


                                                          Fiscal Year Ended September 30,
                                                          -------------------------------
                                           1996          1997          1998          1999          2000
                                           ----          ----          ----          ----          ----

Cash Flow Data<F1><F4>:
Cash flow from operating
     activities ......................   $28,370       $15,551       $28,022       $28,302       $33,579
Cash flow from investing activities ..  (165,109)      (17,363)       (8,190)       (9,809)       (8,354)
Cash flow from financing activities ..   145,031        (2,875)      (13,404)      (17,905)      (27,749)


                                                          Fiscal Year Ended September 30,
                                                          -------------------------------
                                           1996          1997          1998          1999          2000
                                           ----          ----          ----          ----          ----

Financial Ratios and Other Data<F1>:
Operating Cash Flow<F5> ..............   $58,141       $62,816       $71,769       $73,400       $86,817
Operating Cash Flow Margin<F6> .......     37.4%         36.3%         39.3%         39.2%         42.3%
Capital expenditures .................    20,838        12,140         8,557         9,849         5,048





<F1>    The consolidated  statement of operations data, balance sheet data, cash flow data and financial ratios and other data as of and for the year ended September 30, 1996 include the effects of significant transactions consummated by the Company during the year. Such transactions include the effects of a $275,000 offering of 9.75% Senior Subordinated Debentures due 2007, the asset acquisitions of WHTM and WCFT, the acquisition of the Anniston LMA and Anniston Option, the early repayment of approximately $74,704 in debt and payment of a prepayment penalty on such debt of $12,934. In addition, the comparability of Fiscal 1997, 1998, 1999 and 2000 data to Fiscal 1996 data is impacted by the fact that the results of operations of WHTM, WCFT and WJSU are included for the full year in Fiscal 1997, 1998, 1999 and 2000 as compared to the period in Fiscal 1996 from the date of acquisition with respect to WHTM and WCFT and from the effective date of the Anniston LMA with respect to WJSU.
<F2>    The  extraordinary  losses  during  Fiscal 1996 and Fiscal 1998 resulted from the early repayment of long-term debt. See "Consolidated Financial Statements - Notes to Consolidated Financial Statements" (Note 5).
<F3>    Total debt is defined as long-term debt  (including the current  portion thereof, and net of discount), short-term debt and capital lease obligations.
<F4>    Cash flows from  operating,  investing  and  financing  activities  were determined in accordance with generally accepted accounting principles. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows".
<F5>    "Operating Cash Flow" is defined as operating  income plus  depreciation and amortization. Programming expenses are included in television operating expenses. The Company has included Operating Cash Flow data because it understands that such data are used by investors to measure a company's ability to fund its operations and service debt. Operating
        Cash Flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.
<F6>    "Operating  Cash Flow  Margin" is defined  as  Operating  Cash Flow as a percentage of operating revenues, net.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

General Factors Affecting the Company's Business

The Company owns ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (the Company operates WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina.

The Company previously programmed WJSU pursuant to the Anniston LMA. In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU. The Company exercised its option to acquire WJSU on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU, subject to regulatory approval and customary closing conditions. The Company received such approval and completed its acquisition of WJSU on March 22, 2000. The consolidated results of operations of the Company include operating revenues and operating expenses of WJSU from December 29, 1995 to March 21, 2000 pursuant to the terms of the Anniston LMA, and since March 22, 2000 as an owned station. Upon acquisition of WJSU, the Company was no longer required to pay fees approximating $360 annually that were paid in connection with the previously existing local marketing agreement.

The operating revenues of the Company are derived from local and national advertisers and, to a much lesser extent, from the networks and program syndicators for the broadcast of programming and from other broadcast-related activities. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, news gathering, production, promotion and the solicitation of advertising.

Television stations receive revenues for advertising sold for placement within and adjoining locally originated programming and adjoining their network programming. Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming.

The Company's advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in the Company's operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during the Company's first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2000 Summer Olympic Games were broadcast by NBC in September 2000 in connection with NBC's United States television rights to the Olympic Games which extend through 2008.

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because the Company relies on sales of advertising time for substantially all of its revenues, its operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which the Company's stations operate. For Fiscal 1998, 1999 and 2000, WJLA accounted for approximately one-half of the Company's total revenues. As a result, the Company's results of operations are highly dependent on WJLA and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which the Company's stations operate. The Company is also dependent on automotive-related advertising. Approximately 25%, 25% and 26% of the Company's total broadcast revenues for the years ended September 30, 1998, 1999 and 2000, respectively, consisted of automotive-related advertising. A significant decrease in such advertising could materially and adversely affect the Company's operating results.

Operating Revenues

 The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the last three fiscal years and the percentage contribution of each to the total broadcast revenues of the Company, before fees.

                                                Fiscal Year Ended September 30,
                                                -------------------------------
                                    1998                     1999                     2000
                                    ----                     ----                     ----
                             Dollars     Percent      Dollars     Percent      Dollars     Percent
                             -------     -------      -------     -------      -------     -------

Local/regional<F1>          $ 92,398      49.0%      $ 94,393      48.8%      $101,619      47.9%
National<F2>                  75,530      40.0%        77,077      39.9%        90,168      42.5%
Network compensation<F3>       6,237       3.3%         5,668       2.9%         2,930       1.4%
Political<F4>                  3,291       1.8%         4,191       2.2%         4,826       2.3%
Trade and barter<F5>           8,192       4.3%         8,181       4.2%         8,748       4.1%
Other revenues<F6>             3,038       1.6%         3,879       2.0%         3,968       1.8%
                             -------     -----        -------     -----        -------     -----
Broadcast revenues           188,686     100.0%       193,389     100.0%       212,259     100.0%
Fees<F7>                      (6,202)    =====         (6,101)    =====         (6,952)    =====
                             -------                  -------                  -------
Operating revenues, net     $182,484                 $187,288                 $205,307
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


Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing approximately 90% of the Company's total broadcast revenues in each of the last three fiscal years. Although the total percentage contribution of local/regional and national advertising has been relatively constant over such period, the growth rate of local/regional and national advertising revenues varies annually based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets. Local/regional advertising revenues increased 7.5%, 2.2% and 7.7% in Fiscal 1998, 1999 and 2000, respectively; and national advertising revenues increased 5.9%, 2.0% and 17.0% during the same respective periods. Each other individual category of revenues represented less than 5.0% of the Company's total revenues for each of the last three fiscal years.

Results of Operations - Fiscal 2000 Compared to Fiscal 1999

As compared to Fiscal 1999, the Company's results of operations for Fiscal 2000 principally reflect an increase in national and local/regional advertising revenues in the Washington, D.C. market, partially offset by decreased network compensation revenue and increased programming and news expenses in a majority of the Company's markets.

Set forth below are selected consolidated financial data for Fiscal 1999 and 2000, respectively, and the percentage change between the years.

                                                   Fiscal Year Ended September 30,
                                                   -------------------------------
                                                                            Percentage
                                                 1999            2000         Change
                                                 ----            ----         ------

        Operating revenues, net .........     $ 187,288       $ 205,307         9.6%
        Total operating expenses ........       131,359         134,150         2.1%
                                              ---------       ---------
        Operating income ................        55,929          71,157        27.2%
        Nonoperating expenses, net ......        40,584          40,723         0.3%
        Income tax provision ............         6,717          13,250        97.3%
                                              ---------       ---------

        Net income ......................     $   8,628       $  17,184        99.2%
                                              =========       =========

        Operating cash flow .............     $  73,400       $  86,817        18.3%
                                              =========       =========


Net Operating Revenues

Net operating revenues for Fiscal 2000 totaled $205,307, an increase of $18,019 or 9.6%, as compared to Fiscal 1999. This increase resulted principally from increased national and local/regional advertising revenue in the Company's Washington, D.C. market, partially offset by decreased network compensation revenue.

Local/regional advertising revenues increased $7,226, or 7.7%, over Fiscal 1999. The increase was primarily attributable to an improvement in the Washington, D.C. local/regional advertising market.

National advertising revenues increased $13,091, or 17.0%, in Fiscal 2000 over the prior fiscal year. All of the Company's stations experienced an increase in national advertising revenues during Fiscal 2000, with the overall increase being primarily attributable to an improvement in the Washington, D.C. and Harrisburg national advertising markets. Strong internet-related advertising, particularly during the first quarter of Fiscal 2000, contributed to the improvement in the Washington, D.C. national advertising market.

Network compensation revenue decreased $2,738, or 48.3%, from Fiscal 1999. The decrease was principally due to the effect of the amendment of the Company's network affiliation agreements with ABC in August 1999. This decrease was fully offset by local/regional and national advertising revenues generated from the sale of additional prime-time inventory obtained as part of the amendment. See "Business - Network Affiliation Agreements and Relationship".

Political advertising revenues increased by $635, or 15.2%, in Fiscal 2000 from Fiscal 1999. This increase was primarily due to Fiscal 2000 political advertising leading up to the national presidential election as well as various high-profile local elections in certain of the Company's markets that took place in November 2000. The increase was partially offset by Fiscal 1999 political advertising related to various high-profile local elections in many of the Company's markets that took place in November 1998.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during Fiscal 2000 or 1999.

Total Operating Expenses

Total operating expenses in Fiscal 2000 were $134,150, an increase of $2,791, or 2.1%, compared to total operating expenses of $131,359 in Fiscal 1999. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $4,068, a decrease in depreciation and amortization of $1,811 and an increase in corporate expenses of $534.

Television operating expenses, excluding depreciation and amortization, totaled $113,617 in Fiscal 2000, an increase of $4,068, or 3.7%, when compared to television operating expenses of $109,549 in Fiscal 1999. This television operating expense increase was primarily attributable to increased programming and news expenses across a majority of the Company's stations. The increased programming expenses during Fiscal 2000 included certain one-time and non-recurring programming events occurring during the first and fourth quarters. Excluding these expenses, television operating expenses increased 2.3% during Fiscal 2000.

Depreciation and amortization expense of $15,660 in Fiscal 2000 decreased $1,811, or 10.4%, from $17,471 in Fiscal 1999. The decrease was primarily attributable to decreased depreciation on the assets acquired in Birmingham and Harrisburg during Fiscal 1996. Additionally, amortization expense decreased during Fiscal 2000 as a result of the completion of the acquisition of WJSU on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU were amortized over the ten-year term of the option. Upon completion of the acquisition, the portion of the purchase price assigned to the broadcast license and network affiliation of WJSU is being amortized over its estimated useful life of 40 years.

Corporate expenses in Fiscal 2000 increased $534, or 12.3%, from Fiscal 1999. The increase was primarily due to increased key-man life insurance expense.

Operating Income

Operating income of $71,157 in Fiscal 2000 increased $15,228, or 27.2%, compared to operating income of $55,929 in Fiscal 1999. The operating profit margin in Fiscal 2000 increased to 34.7% from 29.9% for the prior fiscal year. The increases in operating income and margin were the result of net operating revenues increasing more than total operating expenses as discussed above.

Operating Cash Flow

Operating cash flow increased to $86,817 in Fiscal 2000 from $73,400 in Fiscal 1999, an increase of $13,417, or 18.3%. This increase was a result of net operating revenues increasing more than television operating expenses as discussed above. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense increased by $58 from $42,154 in Fiscal 1999 to $42,212 in Fiscal 2000. The average balance of debt outstanding, including capital lease obligations, was $447,078 and $445,403 for Fiscal 1999 and 2000, respectively, and the weighted average interest rate on debt was 9.35% and 9.39% for the years ended September 30, 1999 and 2000, respectively.

Income Taxes

The provision for income taxes in Fiscal 2000 of $13,250 increased by $6,533, or 97.3%, when compared to the provision for income taxes of $6,717 in Fiscal 1999. The increase was directly related to the $15,089, or 98.3%, increase in income before income taxes.

Net Income

Net income for Fiscal 2000 of $17,184 increased $8,556, or 99.2%, when compared to net income of $8,628 in Fiscal 1999. The increase in net income was attributable to the improved operating results for Fiscal 2000 as discussed above.

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

                                                       Fiscal Year Ended September 30,
                                                       -------------------------------
                                                                               Percentage
                                                       1998          1999        Change
                                                       ----          ----        ------

        Operating revenues, net ................    $ 182,484     $ 187,288        2.6%
        Total operating expenses ...............      129,637       131,359        1.3%
                                                    ---------     ---------
        Operating income .......................       52,847        55,929        5.8%
        Nonoperating expenses, net .............       41,514        40,584       (2.2)%
        Income tax provision ...................        5,587         6,717       20.2%
                                                    ---------     ---------
        Income before extraordinary loss .......        5,746         8,628       50.2%
        Extraordinary loss, net of income
              tax benefit ......................       (5,155)           --     (100.0)%
                                                    ---------     ---------

        Net income .............................    $     591     $   8,628    1,359.9%
                                                    =========     =========

        Operating cash flow ....................    $  71,769     $  73,400        2.3%
                                                    =========     =========

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

Liquidity and Capital Resources

Cash Provided by Operations

The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $28,302 and $33,579 for Fiscal 1999 and 2000, respectively. The $5,277 increase in cash flows from operating activities was principally due to the $8,556 increase in net income, partially offset by decreased depreciation and amortization as well as increased accounts receivable and program rights.

Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. For Fiscal 1998, 1999 and 2000, the Company made cash advances net of repayments to Perpetual of $18,804, $16,199 and $25,733, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, during Fiscal 1998, 1999 and 2000, the Company was charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $433, $4,328 and $8,808, respectively.

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

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future. Subsequent to September 30, 2000 and through November 14, 2000, the Company made additional net distributions to owners of $2,780.

Indebtedness

The Company's total debt, including the current portion of long-term debt, decreased from $429,629 at September 30, 1999 to $427,729 at September 30, 2000. This debt, net of applicable discounts, consists of $274,167 of the 9.75% Debentures, $150,000 of the 8.875% Notes and $3,562 of capital lease obligations. The decrease of $1,900 in total debt from September 30, 1999 to September 30, 2000 was primarily due to a net decrease in capital lease obligations. As of September 30, 2000, there were no amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of the stock of the Company and its subsidiaries and matures April 16, 2001. The Company intends to enter into a new revolving credit facility for a comparable amount to be available no later than the maturity of the current facility.

Under the existing borrowing agreements, the Company is subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2000, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee of .375% per annum based on any unused portion of the revolving credit facility.

Other Uses of Cash

During Fiscal 1998, 1999 and 2000, the Company made $9,191,  $11,377 and $5,048, respectively, of capital expenditures, of which $634 and $1,528 were financed through capital lease transactions during Fiscal 1998 and 1999, respectively. The increase in capital expenditures from Fiscal 1998 to Fiscal 1999 related primarily to completion of the project enabling WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal as well as an expansion to the Company's Tulsa office and studio facility. The decrease in capital expenditures from Fiscal 1999 to Fiscal 2000 was primarily due to completion of the previously referenced projects at WJLA and KTUL. The Company anticipates that capital expenditures for Fiscal 2001 will approximate $6,000 and will be primarily for the acquisition of technical equipment and vehicles to support operations. Management expects that the source of funds for these anticipated capital expenditures will be cash provided by operations and capital lease transactions. The Company has a $7,000 annually renewable lease credit facility for the purpose of financing capital expenditures. Interest rates under the lease credit facility are based upon the lessor's cost of funds and are fixed over the five-year term of each respective lease. This facility expires on June 30, 2001 and is renewable annually on mutually satisfactory terms. The Company currently intends to renew this facility. At September 30, 2000, there were no amounts outstanding under this lease credit facility, and $3,562 was outstanding under a previous lease credit facility.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 1998, 1999 and 2000, the Company made cash payments of approximately $17,600, $17,200 and $20,500, respectively, for rights to television programs. As of September 30, 2000, the Company had commitments to acquire further program rights through September 30, 2005 totaling $47,337 and anticipates cash payments for program rights will approximate $20,000 per year for the foreseeable future. The Company currently intends to fund these commitments with cash provided by operations.

The Company completed its acquisition of WJSU on March 22, 2000 (See "Owned and/or Programmed Stations - WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama"). The Company funded the purchase price of $3,372 with cash provided by operations.

Based upon the Company's current level of operations, management believes that available cash, together with available borrowings under the revolving credit facility and lease credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt for the next twelve months.

ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2000, 74% of the assets of ACC were held by operating subsidiaries and for Fiscal 2000, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

New Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued during the year ended September 30, 1998. Additionally, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" during the year ended September 30, 2000. SFAS No. 133, as amended, and SAB No. 101, as amended, will become effective during the year ending September 30, 2001 and will have no impact on the Company's financial position or results of operations.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

At September 30, 2000, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At September 30, 2000, the carrying value of such debt was $424,167, the fair value was $408,000 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.


                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

See Index on page F-1.


                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

    Executive officers and directors of ACC are as follows:

      Name                Age           Title
      ----                ---           -----
Joe L. Allbritton         75    Chairman of the Executive Committee and Director
Barbara B. Allbritton     63    Vice President and Director
Lawrence I. Hebert        54    Chairman, Chief Executive Officer and Director
Robert L. Allbritton      31    President and Director
Frederick J. Ryan, Jr.    45    Vice Chairman, Executive Vice President, Chief
                                Operating Officer and Director
W.E. Tige Savage          32    Director
Jerald N. Fritz           49    Vice President, Legal and Strategic Affairs,
                                General Counsel
Stephen P. Gibson         35    Vice President and Chief Financial Officer

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

ROBERT L. ALLBRITTON has been President of ACC since 1998 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. He served as Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998. He has been President and a Director of ANMI since 1999; President and a Manager of Irides, LLC ("Irides") since 1999; a Director of Allnewsco since 1992; a Director of Riggs Bank from 1994 to 1997 and Riggs Bank Europe Ltd. since 1994; a Director of Riggs since 1994; and a Trustee and Vice President of The Allbritton Foundation since 1992. He has been a Director of Perpetual since 1993; President and Director of Allfinco and Harrisburg Television since 1995; Vice President and a Director of TV Alabama since 1995; Vice President and a Director of AGI since 1996; Vice President and a Director of AJI since 1996 and President of KTUL since 1997. He has been a Manager of KATV, KTUL and WCIV since 1997. He is the son of Joe L. and Barbara
B. Allbritton. See "Certain Relationships and Related Transactions".

FREDERICK J. RYAN, JR. has been Executive Vice President and Chief Operating Officer of ACC since 1998 and a Director and Vice Chairman of ACC since 1995. He served as Senior Vice President of ACC from 1995 to 1998. He is also Executive Vice President of KATV, KTUL, WSET, WCIV, Harrisburg Television, TV Alabama, AJI and Allnewsco as well as Vice President of ANMI. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, a Director of Ford's Theatre and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a Director of Riggs Bank and Chairman of its International Committee since April 2000; a Director of Riggs Bank Europe Ltd. in London since 1996; and was a member of the Board of Consultants for Riggs Bank (1996-2000).

W.E. TIGE SAVAGE has been a Director of ACC since 1999. In addition to his position with ACC, Mr. Savage serves as Executive Vice President of Riggs Capital Partners and has served as Vice President of Irides since 1999. Prior to serving in this capacity, he served as Executive Vice President of Riggs Bank (1998-2000); Vice President and Special Assistant to the Chairman of Riggs (1993-1996); Group Manager, Credit Underwriting Group, Riggs Bank (1992-1993); and Associate, Corporate Banking, Riggs Bank (1991). Mr. Savage also previously served as Associate, Corporate Finance at Dillon Read and Co. in 1997.

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

STEPHEN P. GIBSON has been a Vice President of ACC since 1997 when he joined the Company. He served as Vice President and Controller and was named Chief Financial Officer in 1998. He is also Vice President of AGI, KATV, KTUL, WSET, WCIV, Allfinco, Harrisburg Television, TV Alabama, ATP, AJI, Allnewsco, ANMI and Irides. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to the Company's Chief Executive Officer and the four most highly compensated Company executive officers for Fiscal 2000, 1999 and 1998:

                                  Summary Compensation Table<F1>
                                  ------------------------------

      Name and                   Fiscal                           Other Annual        All Other
 Principal Position               Year     Salary       Bonus     Compensation      Compensation
 ------------------               ----     ------       -----     ------------      ------------

Joe L. Allbritton                 2000    $550,000                                    $121,700<F2>
 Chairman of the Executive        1999     550,000                                     112,500<F2>
 Committee                        1998     550,000                                     106,300<F2>

Lawrence I. Hebert<F1>            2000     200,000     $75,000
 Chairman and Chief               1999     200,000      55,000
 Executive Officer                1998     150,000      50,000

Robert L. Allbritton<F1>          2000     200,000      75,000
 President                        1999     200,000      55,000

Frederick J. Ryan, Jr.<F3>        2000     200,000      75,000                           4,700<F4>
 Chief Operating Officer          1999     200,000      55,000                           5,900<F4>
                                  1998     150,000      55,000                           4,700<F4>

Jerald N. Fritz<F5>               2000     180,000      50,000                           4,600<F4>
 Vice President, Legal            1999     170,000      55,000                           5,000<F4>
 and Strategic Affairs            1998     160,000      55,000                           5,200<F4>

----------

<F1>      Lawrence I. Hebert,  Chairman and Chief Executive  Officer of ACC, and
          Robert L. Allbritton, President of ACC, are paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and included as compensation above. In addition, Mr. Robert L. Allbritton is paid management fees directly by ACC which are also included as compensation above. For Mr. Robert L. Allbritton for Fiscal 1998, his reportable ACC compensation was less than $100,000, and is, therefore, not included herein.
<F2>      Represents  the imputed  premium cost related to certain  split dollar life insurance policies on the life of Mr. Joe L. Allbritton. The annual premiums on such policies are paid by ACC. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F3>      Frederick J. Ryan, Jr. receives additional compensation from Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including the Company. This additional compensation is not allocated among these interests, and the Company does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan. The portion of the additional compensation paid by Perpetual to Mr. Ryan that may be attributable to his services to the Company has not been quantified. Such portion is not material to the consolidated financial condition or results of operations of the Company.
<F4>      These amounts  reflect  annual  contributions  by ACC to the Company's
          401(k) Plan.
<F5>      Jerald  N.  Fritz  is paid  compensation  by ACC for  services  to the
          Company  and  Perpetual.  Perpetual  has  reimbursed  ACC for  $4,600,
          $22,000 and $31,000 of the compensation shown in the table for Mr. Fritz in Fiscal 1998, 1999 and 2000, respectively.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (Dollars in thousands)

Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. For Fiscal 2000, the Company made cash advances to Perpetual of $275,024 and Perpetual made repayments on these cash advances of $249,291. Accordingly, the net change in distributions to related parties during Fiscal 2000 was an increase of $25,733. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, the Company was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $8,808. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual, the Company earned interest income from Perpetual in the amount of $304.

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

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future. Subsequent to September 30, 2000 and through November 14, 2000, the Company made additional net distributions to owners of $2,780.

Management Fees

Management fees of $500 were paid to Perpetual by the Company for Fiscal 2000. The Company also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 2000 in the amount of $550 and $190, respectively. The Company expects to pay management fees to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton during Fiscal 2001 of approximately $550, $550 and $200, respectively. The Company believes that payments to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton will continue in the future and that the amount of the management fees is at least as favorable to the Company as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs. According to the most recently filed Schedule 13D amendment, approximately 42.6% of the common stock of Riggs is deemed to be beneficially owned by Riggs' Chairman, Joe L. Allbritton, and 7.7% of the common stock is deemed to be beneficially owned by Riggs' director, Barbara B. Allbritton, including in each case 7.2% of the common stock of which Mr. and Mrs. Allbritton share beneficial ownership. During Fiscal 2000, ACC paid Riggs Bank $283 for the office space. ACC expects to pay approximately $290 for such space during Fiscal 2001. Management believes the same terms and conditions would have prevailed had they been negotiated with a nonaffiliated company.

Local Advertising Revenues

WJLA generated advertising revenue from Riggs Bank approximating $227 during Fiscal 2000. The amount of total advertising it may purchase for Fiscal 2001 is unknown. Management believes that the terms of the transactions would be substantially the same or at least as favorable to ACC as those prevailing for comparable transactions with or involving nonaffiliated companies.

Internet Services

The Company has entered into various agreements with Irides, LLC ("Irides") to provide certain of the Company's stations with web site design, hosting and maintenance services. Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. The Company incurred fees of $143 to Irides during Fiscal 2000, and the Company expects to pay fees to Irides during Fiscal 2001 for services performed of approximately $60. Management believes that the terms and conditions of the agreements would be substantially the same or at least as favorable to the Company as those prevailing for comparable transactions with or involving nonaffiliated companies.

                                     PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements

        See Index on p. F-1 hereof.

    (2) Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

        See Index on p. F-1 hereof.

    (3) Exhibits

        See Index on p. A-1 hereof.

(b) No reports on Form 8-K were filed during the fourth quarter of Fiscal 2000.

                        ALLBRITTON COMMUNICATIONS COMPANY
                        ---------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                           Page
                                                                           ----

Report of Independent Accountants.........................................  F-2
Consolidated Balance Sheets as of September 30, 1999 and 2000.............  F-3
Consolidated Statements of Operations and Retained Earnings
   for the Years Ended September 30, 1998, 1999 and 2000..................  F-4
Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1998, 1999 and 2000......................................  F-5
Notes to Consolidated Financial Statements................................  F-6
Financial Statement Schedule for the Years Ended
   September 30, 1998, 1999 and 2000
   II- Valuation and Qualifying Accounts and Reserves.....................  F-18

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Washington, D.C.
November 14, 2000

                                ALLBRITTON COMMUNICATIONS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands except share information)

                                                                               September 30,
                                                                               -------------
                                                                             1999         2000
                                                                             ----         ----

                                ASSETS
Current assets
    Cash and cash equivalents..........................................   $  14,437    $  11,913
    Accounts receivable, less allowance for doubtful
       accounts of $1,424 and $1,181 ..................................      35,093       37,802
    Program rights ....................................................      18,057       19,945
    Deferred income taxes .............................................       1,262          967
    Interest receivable from related party ............................         492          492
    Other .............................................................       2,434        2,535
                                                                          ---------    ---------
       Total current assets ...........................................      71,775       73,654

Property, plant and equipment, net ....................................      47,098       42,185
Intangible assets, net ................................................     139,134      136,718
Deferred financing costs and other ....................................       9,661        8,412
Cash surrender value of life insurance ................................       7,015        8,038
Program rights ........................................................       1,185          927
                                                                          ---------    ---------
                                                                          $ 275,868    $ 269,934
                                                                          =========    =========

            LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities
    Current portion of long-term debt..................................   $   1,921    $   1,759
    Accounts payable ..................................................       3,699        3,105
    Accrued interest payable ..........................................      11,156       11,156
    Program rights payable ............................................      22,721       25,257
    Accrued employee benefit expenses .................................       4,470        4,798
    Other accrued expenses ............................................       3,570        4,503
                                                                          ---------    ---------
       Total current liabilities ......................................      47,537       50,578

Long-term debt ........................................................     427,708      425,970
Program rights payable ................................................       1,672        1,568
Deferred rent and other ...............................................       3,048        2,341
Accrued employee benefit expenses .....................................       2,112        1,644
Deferred income taxes .................................................       5,138        7,729
                                                                          ---------    ---------
       Total liabilities ..............................................     487,215      489,830
                                                                          ---------    ---------

Commitments and contingent liabilities (Note 9)
Stockholder's investment
    Preferred stock, $1 par value, 800 shares authorized, none issued..          --           --
    Common stock, $.05 par value, 20,000 shares authorized, issued
       and outstanding ................................................           1            1
    Capital in excess of par value ....................................       6,955        6,955
    Retained earnings .................................................      54,054       71,238
    Distributions to owners, net (Note 7) .............................    (272,357)    (298,090)
                                                                          ---------    ---------
       Total stockholder's investment .................................    (211,347)    (219,896)
                                                                          ---------    ---------
                                                                          $ 275,868    $ 269,934
                                                                          =========    =========

                   See accompanying notes to consolidated financial statements.

                              ALLBRITTON COMMUNICATIONS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (Dollars in thousands)

                                                             Years Ended September 30,
                                                             -------------------------
                                                           1998         1999         2000
                                                           ----         ----         ----

Operating revenues, net ............................    $ 182,484    $ 187,288    $ 205,307
                                                        ---------    ---------    ---------

Television operating expenses, excluding
   depreciation and amortization ...................      106,147      109,549      113,617
Depreciation and amortization ......................       18,922       17,471       15,660
Corporate expenses .................................        4,568        4,339        4,873
                                                        ---------    ---------    ---------

                                                          129,637      131,359      134,150
                                                        ---------    ---------    ---------

Operating income ...................................       52,847       55,929       71,157

Nonoperating income (expense)
   Interest income
      Related party ................................        2,222        2,480        2,562
      Other ........................................        1,117          280          331
   Interest expense ................................      (44,340)     (42,154)     (42,212)
   Other, net ......................................         (513)      (1,190)      (1,404)
                                                        ---------    ---------    ---------

Income before income taxes and extraordinary loss ..       11,333       15,345       30,434
Provision for income taxes .........................        5,587        6,717       13,250
                                                        ---------    ---------    ---------

Income before extraordinary loss ...................        5,746        8,628       17,184
Extraordinary loss on early repayment of debt,
   net of income tax benefit of $3,176 .............       (5,155)          --           --
                                                        ---------    ---------    ---------

Net income .........................................          591        8,628       17,184
Retained earnings, beginning of year ...............       44,835       45,426       54,054
                                                        ---------    ---------    ---------

Retained earnings, end of year .....................    $  45,426    $  54,054    $  71,238
                                                        =========    =========    =========


                See accompanying notes to consolidated financial statements.

                              ALLBRITTON COMMUNICATIONS COMPANY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)

                                                               Years Ended September 30,
                                                               -------------------------
                                                            1998         1999         2000
                                                            ----         ----         ----
Cash flows from operating activities:
   Net income ........................................   $     591    $   8,628    $  17,184
                                                         ---------    ---------    ---------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization .....................      18,922       17,471       15,660
   Other noncash charges .............................       1,267        1,257        1,424
   Extraordinary loss on early repayment of debt .....       5,155           --           --
   Provision for doubtful accounts ...................         268          519          474
   (Gain) loss on disposal of assets .................         (53)          (3)          23
   Changes in assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable ............................         733       (2,044)      (3,183)
      Program rights .................................      (3,128)        (206)      (1,630)
      Other current assets ...........................         525         (431)        (269)
      Other noncurrent assets ........................        (270)      (1,313)        (914)
      Deferred income taxes ..........................        --            444          295
     Increase (decrease) in liabilities:
      Accounts payable ...............................        (972)       1,051         (594)
      Accrued interest payable .......................         391         --           --
      Program rights payable .........................       1,287        2,422        2,432
      Accrued employee benefit expenses ..............       1,273         (255)        (140)
      Other accrued expenses .........................        (682)        (687)         933
      Deferred rent and other liabilities ............         369         (388)        (707)
      Deferred income taxes ..........................       2,346        1,837        2,591
                                                         ---------    ---------    ---------
         Total adjustments ...........................      27,431       19,674       16,395
                                                         ---------    ---------    ---------
         Net cash provided by operating activities ...      28,022       28,302       33,579
                                                         ---------    ---------    ---------
Cash flows from investing activities:
   Capital expenditures ..............................      (8,557)      (9,849)      (5,048)
   Exercise of option to acquire assets of WJSU ......        --           --         (3,372)
   Proceeds from disposal of assets ..................         367           40           66
                                                         ---------    ---------    ---------
         Net cash used in investing activities .......      (8,190)      (9,809)      (8,354)
                                                         ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of debt ....................     150,000         --           --
   Deferred financing costs ..........................      (4,481)        --           --
   Prepayment penalty on early repayment
      of debt ........................................      (5,842)        --           --
   Repayments under lines of credit, net .............     (12,700)        --           --
   Principal payments on long-term debt and
      capital leases .................................    (124,322)      (1,706)      (2,016)
   Distributions to owners, net of certain charges ...    (134,814)    (282,090)    (275,024)
   Repayments of distributions to owners .............     118,755      265,891      249,291
                                                         ---------    ---------    ---------
         Net cash used in financing activities .......     (13,404)     (17,905)     (27,749)
                                                         ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents .       6,428          588       (2,524)
Cash and cash equivalents, beginning of year .........       7,421       13,849       14,437
                                                         ---------    ---------    ---------
Cash and cash equivalents, end of year ...............   $  13,849    $  14,437    $  11,913
                                                         =========    =========    =========

Supplemental disclosure of cash flow information:
      Cash paid for interest .........................   $  43,949    $  41,926    $  41,981
                                                         =========    =========    =========
      Cash paid for state income taxes ...............   $     105    $      48    $     529
                                                         =========    =========    =========
Non-cash investing and financing activities:
      Equipment acquired under capital leases ........   $     634    $   1,528    $    --
                                                         =========    =========    =========

                 See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Allbritton Communications Company (the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns ABC network-affiliated television stations serving seven diverse geographic markets:

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

         Buildings......................................   15-40 years
         Leasehold improvements.........................    5-32 years
         Furniture, machinery and equipment
               and equipment under capital leases.......    3-20 years

Intangible assets-Intangible assets consist of values assigned to broadcast licenses and network affiliations as well as favorable terms on contracts and leases. Additionally, prior to the completion of the Company's acquisition of WJSU on March 22, 2000, intangible assets included the option to acquire the assets of WJSU (the Option) (see Note 2). The amounts assigned to intangible assets were based on the results of independent valuations and are amortized on a straight-line basis over their estimated useful lives. Broadcast licenses and network affiliations are amortized over 40 years, and the premiums for favorable terms on contracts and leases are amortized over the terms of the related contracts and leases (19 to 25 years). Prior to the completion of the Company's acquisition of WJSU, the Option was amortized over the term of the Option and the associated local marketing agreement (10 years). Upon completion of the acquisition, the portion of the purchase price assigned to the broadcast license and network affiliation of WJSU is being amortized over its estimated useful life of 40 years. The Company assesses the recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

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

Concentration of credit risk-Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2000 had an overnight repurchase agreement with a financial institution for $10,031. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

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

New pronouncements-SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued during the year ended September 30, 1998. Additionally, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" during the year ended September 30, 2000. SFAS No. 133, as amended, and SAB No. 101, as amended, will become effective during the year ending September 30, 2001 and will have no impact on the Company's financial position or results of operations.

NOTE 2 - LOCAL MARKETING AGREEMENT, ASSOCIATED OPTION AND ACQUISITION OF WJSU

On December 29, 1995, the Company, through an 80%-owned subsidiary, entered into a ten-year local marketing agreement (LMA) with the owner of WJSU, a television station operating in Anniston, Alabama. The LMA provided for the Company to supply program services to WJSU and to retain all revenues from advertising sales. In exchange, the Company paid all station operating expenses and certain management fees to the station's owner. In connection with the LMA, the Company entered into the Option to acquire the assets of WJSU at a cost of $15,348. The Company exercised its option to acquire WJSU on September 14, 1999 by entering into an asset purchase agreement for the purchase of WJSU, subject to regulatory approval and customary closing conditions. The Company received such approval and completed its acquisition of WJSU on March 22, 2000 for additional consideration of $3,372. The total cost to acquire and exercise the Option was $18,720. The acquisition was accounted for as a purchase and accordingly, the cost of the acquired entity was assigned to the identifiable tangible and intangible assets acquired based on their fair values at the date of purchase. The consolidated results of operations of the Company include operating revenues and operating expenses of WJSU from December 29, 1995 to March 21, 2000 pursuant to the terms of the LMA, and since March 22, 2000 as an owned station.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                          September 30,
                                                          -------------
                                                        1999         2000
                                                        ----         ----

      Buildings and leasehold improvements ......    $  21,207    $  26,572
      Furniture, machinery and equipment ........      106,581      109,100
      Equipment under capital leases ............        9,392        9,317
                                                     ---------    ---------
                                                       137,180      144,989
      Less accumulated depreciation .............      (97,932)    (106,334)
                                                     ---------    ---------
                                                        39,248       38,655
      Land ......................................        2,880        2,889
      Construction-in-progress ..................        4,970          641
                                                     ---------    ---------

                                                     $  47,098    $  42,185
                                                     =========    =========

Depreciation and amortization expense was $13,233, $11,801 and $10,586 for the years ended September 30, 1998, 1999 and 2000, respectively, which includes amortization of equipment under capital leases.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                            September 30,
                                                            -------------
                                                          1999         2000
                                                          ----         ----

      Broadcast licenses and network affiliations .... $ 150,243    $ 168,249
      Option to purchase the assets of WJSU ..........    15,348           --
      Other intangibles ..............................     7,648        7,648
                                                       ---------    ---------
                                                         173,239      175,897
      Less accumulated amortization ..................   (34,105)     (39,179)
                                                       ---------    ---------

                                                       $ 139,134    $ 136,718
                                                       =========    =========

Amortization expense was $5,689, $5,670 and $5,074 for the years ended September 30, 1998, 1999 and 2000, respectively. The Company does not separately allocate amounts between broadcast licenses and network affiliations.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 5 - LONG-TERM DEBT

Outstanding debt consists of the following:

                                                                            September 30,
                                                                            -------------
                                                                          1999         2000
                                                                          ----         ----

Senior Subordinated Debentures, due November 30, 2007
   with interest payable semi-annually at 9.75% ...................    $ 275,000    $ 275,000
Senior Subordinated Notes, due February 1, 2008
   with interest payable semi-annually at 8.875% ..................      150,000      150,000
Revolving Credit Agreement, maximum amount of $40,000,
   expiring April 16, 2001, secured by the outstanding
   stock of the Company and its subsidiaries, interest
   payable quarterly at various rates from prime or
   LIBOR plus 1%, depending on certain financial
   operating tests ................................................           --           --
Master Lease Finance Agreement, expired March 1, 2000
   for new acquisitions, secured by the assets acquired,
   interest payable monthly at variable rates as determined
   on the acquisition date for each asset purchased
   (7.34%-8.93% at September 30, 2000)(See Note 9) ................        5,578        3,562
Master Equipment Lease Agreement, maximum amount of
   $7,000, expiring June 30, 2001 and renewable annually,
   secured by the assets acquired, interest payable
   monthly at variable rates as determined on the
   acquisition date for each asset purchased ......................           --           --
                                                                       ---------    ---------
                                                                         430,578      428,562
Less unamortized discount .........................................         (949)        (833)
                                                                       ---------    ---------
                                                                         429,629      427,729
Less current maturities ...........................................       (1,921)      (1,759)
                                                                       ---------    ---------

                                                                       $ 427,708    $ 425,970
                                                                       =========    =========

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

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


Unamortized deferred financing costs of $8,877 and $7,737 at September 30, 1999 and 2000, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 1998, 1999 and 2000 was $1,136, $1,141 and $1,140 respectively, which is included in other nonoperating expenses.

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

The Company estimates the fair value of its Senior Subordinated Debentures and Senior Subordinated Notes to be approximately $416,000 and $408,000 at September 30, 1999 and 2000, respectively.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                               Years ended September 30,
                               -------------------------
                              1998       1999       2000
                              ----       ----       ----
Current
    Federal ...........     $ 3,178    $ 3,879    $ 8,498
    State .............          63        557      1,866
                            -------    -------    -------
                              3,241      4,436     10,364
                            -------    -------    -------
Deferred
    Federal ...........       1,185      1,577      2,234
    State .............       1,161        704        652
                            -------    -------    -------
                              2,346      2,281      2,886
                            -------    -------    -------

                            $ 5,587    $ 6,717    $13,250
                            =======    =======    =======

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

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


The components of deferred income tax assets (liabilities) are as follows:

                                                             September 30,
                                                             -------------
                                                           1999        2000
                                                           ----        ----
Deferred income tax assets:
    State and local operating loss carryforwards ....    $ 2,537     $ 2,458
    Accrued employee benefits .......................      1,288       1,040
    Deferred rent ...................................        926         726
    Allowance for accounts receivable ...............        565         465
    Other ...........................................        283         198
                                                         -------     -------
                                                           5,599       4,887
    Less: valuation allowance .......................     (2,238)     (2,404)
                                                         -------     -------
                                                           3,361       2,483
                                                         -------     -------
Deferred income tax liabilities:
    Depreciation and amortization ...................     (7,237)     (9,245)
                                                         -------     -------

Net deferred income tax liabilities .................    $(3,876)    $(6,762)
                                                         =======     =======

The Company has approximately $50,300 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2004 through 2015. The change in the valuation allowance for deferred tax assets of $338, $225 and $166 during the years ended September 30, 1998, 1999 and 2000, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before extraordinary loss:

                                                           Years ended September 30,
                                                           -------------------------
                                                            1998     1999     2000
                                                            ----     ----     ----

Statutory federal income tax rate ....................      34.0%    34.0%    35.0%
State income taxes, net of federal income
  tax benefit ........................................       7.6      5.5      6.7
Non-deductible expenses, principally
  amortization of certain intangible assets,
  insurance premiums and meals and entertainment .....       4.7      2.7      1.8
Change in valuation allowance ........................       3.0      1.5      0.5
Other, net ...........................................        --      0.1     (0.5)
                                                            ----     ----     ----

Effective income tax rate ............................      49.3%    43.8%    43.5%
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

The following summarizes these and certain other transactions with related parties:

                                                     Years ended September 30,
                                                     -------------------------
                                                 1998          1999          2000
                                                 ----          ----          ----
Distributions to owners, beginning of
   year ...................................   $ 237,354     $ 256,158     $ 272,357
Cash advances .............................     137,992       286,418       283,832
Repayment of cash advances ................    (118,755)     (265,891)     (249,291)
Charge for federal and state
   income taxes ...........................        (433)       (4,328)       (8,808)
                                              ---------     ---------     ---------

Distributions to owners, end of year ......   $ 256,158     $ 272,357     $ 298,090
                                              =========     =========     =========
Weighted average amount of non-interest
   bearing advances outstanding during
   the year ...............................   $ 230,642     $ 263,320     $ 280,149
                                              =========     =========     =========

Subsequent to September 30, 2000 and through November 14, 2000, the Company made additional net distributions to owners of $2,780.

Included in distributions to owners is a $20,000 loan made in 1991 by the Company to ALLNEWSCO, Inc. (Allnewsco), an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000 note receivable from Allnewsco had stated repayment terms consisting of annual principal installments approximating $2,220 commencing January 1997 through January 2005. During the years ended September 30, 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. This amount is included in other noncurrent liabilities in the accompanying consolidated balance sheets and is being amortized as an adjustment of interest income over the remaining term of the amended note using the interest method. The note has a stated interest rate of 11.06% and interest is payable semi-annually. During each of the years ended September 30,

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


1998, 1999 and 2000, the Company earned interest income from this note of approximately $2,200. At September 30, 1999 and 2000, interest receivable from Allnewsco under this note totaled $492. Allnewsco is current on its interest payments.

During the years ended September 30, 1999 and 2000, the Company earned interest income from Perpetual of $227 and $304, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

Management fees of $344, $504 and $500 were paid to Perpetual by the Company for the years ended September 30, 1998, 1999 and 2000, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 1998, 1999 and 2000 and to Mr. Robert L. Allbritton in the amount of $60, $140 and $190 for the years ended September 30, 1998, 1999 and 2000, respectively. Management fees are included in corporate expenses in the consolidated statements of operations.

During the year ended September 30, 2000, the Company entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. The Company paid fees of $143 to Irides during the year ended September 30, 2000. These fees are included in television operating expenses in the consolidated statements of operations.

The Company maintains banking and advertising relationships with and leases certain office space from Riggs Bank N.A. (Riggs). Riggs is a wholly-owned subsidiary of Riggs National Corporation, of which Mr. Joe L. Allbritton is the Chairman of the Board of Directors and a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs at September 30, 1999 and 2000. During the year ended September 30, 2000, the
Company generated $227 in advertising revenue from Riggs. No revenue was generated from Riggs during the years ended September 30, 1998 and 1999. Additionally, the Company incurred $263, $275 and $283 in rental expense related to office space leased from Riggs for the years ended September 30, 1998, 1999 and 2000, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 8 - RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $825, $882 and $899 for the years ended September 30, 1998, 1999 and 2000, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $392, $373 and $361 for the years ended September 30, 1998, 1999 and 2000, respectively.


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2007. Certain leases contain provisions for renewal and extension. Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 2000 are as follows:

                                                       Operating     Capital
Year ending September 30,                                Leases       Leases
                                                         ------       ------

   2001 ...........................................    $  3,682      $ 1,988
   2002 ...........................................       3,429        1,430
   2003 ...........................................       3,231          422
   2004 ...........................................       1,051           87
   2005 ...........................................         485           --
   2006 and thereafter ............................         686           --
                                                       --------      -------
                                                       $ 12,564        3,927
                                                       ========
Less: amounts representing imputed interest .......                     (365)
                                                                     -------
                                                                       3,562

Less: current portion .............................                   (1,759)
                                                                     -------
Long-term portion of capital lease obligations ....                  $ 1,803
                                                                     =======


Rental expense under operating leases aggregated approximately $2,900 for each of the years ended September 30, 1998, 1999 and 2000.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2000. Under these agreements, the Company must make specific minimum payments approximating the following:

    Year ending September 30,
        2001.......................................    $  1,708
        2002.......................................      19,386
        2003.......................................       9,493
        2004.......................................       9,499
        2005.......................................       7,251
                                                       --------
                                                       $ 47,337
                                                       ========

The Company has entered into various employment contracts. Future payments under such contracts as of September 30, 2000 approximate the following:

    Year ending September 30,
        2001.......................................     $ 5,847
        2002.......................................       1,609
        2003.......................................         678
        2004.......................................         448
        2005.......................................         203
        2006.......................................         212
                                                        -------
                                                        $ 8,997
                                                        =======

The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,067 during the years 2005 through 2012. At September 30, 1999 and 2000, the Company has recorded a deferred compensation liability of approximately $1,337 and $878, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the accompanying consolidated balance sheets.

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


                                                                                             SCHEDULE II

                                    ALLBRITTON COMMUNICATIONS COMPANY
                             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                         (Dollars in thousands)

                                Balance at       Charged                                       Balance at
                                 beginning       to costs       Charged to                       end of
Classification                    of year      and expenses   other accounts    Deductions        year
--------------                    -------      ------------   --------------    ----------        ----

Year ended September 30,1998:
  Allowance for doubtful
     accounts................     $1,618           $268              --          $(515)<F2>      $1,371
                                  ======           ====            ====          =====           ======
  Valuation allowance
     for deferred income
     tax assets..............     $1,675           $338<F1>          --          $  --           $2,013
                                  ======           ====            ====          =====           ======

Year ended September 30,1999:
  Allowance for doubtful
     accounts................     $1,371           $519              --          $(466)<F2>      $1,424
                                  ======           ====            ====          =====           ======
  Valuation allowance
     for deferred income
     tax assets..............     $2,013           $225<F1>          --          $  --           $2,238
                                  ======           ====            ====          =====           ======

Year ended September 30, 2000:
  Allowance for doubtful
     accounts................     $1,424           $474              --          $(717)<F2>      $1,181
                                  ======           ====            ====          =====           ======
  Valuation allowance
     for deferred income
     tax assets..............     $2,238           $166<F1>          --          $  --           $2,404
                                  ======           ====            ====          =====           ======

----------

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

                                 Date: December 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joe L. Allbritton           Chairman of the Executive      December 28, 2000
----------------------------    Committee and Director
     Joe L. Allbritton *


/s/ Barbara B. Allbritton       Vice President and             December 28, 2000
----------------------------    Director
     Barbara B. Allbritton *


/s/ Lawrence I. Hebert          Chairman, Chief Executive      December 28, 2000
----------------------------    Officer and Director
     Lawrence I. Hebert         (principal executive officer)


/s/ Robert L. Allbritton        President and Director         December 28, 2000
----------------------------
     Robert L. Allbritton *


/s/ Frederick J. Ryan, Jr.      Vice Chairman, Executive       December 28, 2000
----------------------------    Vice President, Chief Operating
     Frederick J. Ryan, Jr.*    Officer and Director


/s/ W.E. Tige Savage            Director                       December 28, 2000
----------------------------
     W.E. Tige Savage *


/s/ Stephen P. Gibson           Vice President and             December 28, 2000
----------------------------    Chief Financial Officer
     Stephen P. Gibson          (principal financial officer)


/s/ Elizabeth A. Haley          Controller (principal          December 28, 2000
----------------------------    accounting officer)
     Elizabeth A. Haley

     *By Attorney-in-Fact

/s/ Jerald N. Fritz
----------------------------
Jerald N. Fritz

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

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

10.19 Master Equipment Lease Agreement dated as of November 22, 2000 between Fleet Capital Corporation and ACC.

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------


10.20     Pledge of Membership Interests Agreement dated as of September       *
          30, 1997 by and among ACC; KTUL,  LLC; KATV,  LLC; WCIV,  LLC;
          and BankBoston, N.A. as Agent. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1997)

10.21     $20,000,000  Promissory  Note of  ALLNEWSCO,  Inc.  payable to       *
          KTUL, LLC. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1998)

21.       Subsidiaries of Registrant

24.       Powers of Attorney

27.       Financial Data Schedule (Electronic Filing Only)

-----------------
*Previously filed