Form 10-Q
period 2000-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2001-02-14
CIK 889156

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                           Commission file number:
      December 31, 2000                                         333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                          74-180-3105
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                              identification no.)


                          808 Seventeenth Street, N.W.
                                    Suite 300
                           Washington, D.C. 20006-3910
                    (Address of principal executive offices)


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

                                   -----------

    Number of  shares of Common  Stock  outstanding  as of  February  14,  2001:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for  the  Three   Months   Ended   December   31,  1999  and
          2000........................................................        1

          Consolidated  Balance  Sheets as of  September  30, 2000 and
          December 31, 2000...........................................        2

          Consolidated  Statements  of Cash Flows for the Three Months
          Ended December 31, 1999 and 2000............................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...................................        5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       11

Item 4.   Submission of Matters to a Vote of Security Holders.........       11

Item 6.   Exhibits and Reports on Form 8-K............................       11

Signatures............................................................       12

Exhibit Index.........................................................       13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)


                                                          Three Months Ended
                                                             December 31,
                                                          -------------------
                                                          1999           2000
                                                          ----           ----

Operating revenues, net ..........................      $ 56,181       $ 58,310
                                                        --------       --------

Television operating expenses, excluding
    depreciation and amortization ................        29,951         29,756
Depreciation and amortization ....................         3,863          3,417
Corporate expenses ...............................         1,100          1,381
                                                        --------       --------
                                                          34,914         34,554
                                                        --------       --------

Operating income .................................        21,267         23,756
                                                        --------       --------

Nonoperating income (expense)
    Interest income
        Related party ............................           643            656
        Other ....................................            66            160
    Interest expense .............................       (10,847)       (10,208)
    Other, net ...................................          (298)          (352)
                                                        --------       --------
                                                         (10,436)        (9,744)
                                                        --------       --------

Income before income taxes .......................        10,831         14,012

Provision for income taxes .......................         4,495          6,303
                                                        --------       --------

Net income .......................................         6,336          7,709

Retained earnings, beginning of period ...........        54,054         71,238
                                                        --------       --------

Retained earnings, end of period .................      $ 60,390       $ 78,947
                                                        ========       ========


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           December 31,
                                                            September 30,     2000
                                                                2000       (unaudited)
                                                            -------------  ------------
Assets

Current assets
    Cash and cash equivalents .............................   $  11,913    $   7,069
    Accounts receivable, net ..............................      37,802       45,823
    Program rights ........................................      19,945       14,389
    Deferred income taxes .................................         967          967
    Interest receivable from related party ................         492        1,045
    Other .................................................       2,535        2,384
                                                              ---------    ---------
        Total current assets ..............................      73,654       71,677

Property, plant and equipment, net ........................      42,185       41,511
Intangible assets, net ....................................     136,718      135,619
Deferred financing costs and other ........................       8,412        8,122
Cash surrender value of life insurance ....................       8,038        8,325
Program rights ............................................         927          751
                                                              ---------    ---------

                                                              $ 269,934    $ 266,005
                                                              =========    =========
Liabilities and Stockholder's Investment

Current liabilities
    Current portion of long-term debt .....................   $   1,759    $   1,869
    Accounts payable ......................................       3,105        3,743
    Accrued interest payable ..............................      11,156        7,838
    Program rights payable ................................      25,257       18,798
    Accrued employee benefit expenses .....................       4,798        3,573
    Other accrued expenses ................................       4,503        6,327
                                                              ---------    ---------
        Total current liabilities .........................      50,578       42,148

Long-term debt ............................................     425,970      425,950
Program rights payable ....................................       1,568        1,340
Deferred rent and other ...................................       2,341        2,211
Accrued employee benefit expenses .........................       1,644        1,661
Deferred income taxes .....................................       7,729        9,210
                                                              ---------    ---------
        Total liabilities .................................     489,830      482,520
                                                              ---------    ---------
Stockholder's investment

    Preferred  stock, $1 par  value, 800 shares authorized,
        none issued .......................................          --           --
    Common stock, $.05 par value, 20,000 shares authorized,
        issued and outstanding ............................           1            1
    Capital in excess of par value ........................       6,955        6,955
    Retained earnings .....................................      71,238       78,947
    Distributions to owners, net ..........................    (298,090)    (302,418)
                                                              ---------    ---------
        Total stockholder's investment ....................    (219,896)    (216,515)
                                                              ---------    ---------

                                                              $ 269,934    $ 266,005
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

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                           (unaudited)

                                                                            Three Months Ended
                                                                               December 31,
                                                                            ------------------
                                                                             1999         2000
                                                                             ----         ----
Cash flows from operating activities:
     Net income ....................................................     $   6,336    $   7,709
                                                                         ---------    ---------
     Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
        Depreciation and amortization ..............................         3,863        3,417
        Other noncash charges ......................................           314          314
        Provision for doubtful accounts ............................            77           98
        Loss (gain) on disposal of assets ..........................           (14)          23
        Changes in assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable ...................................       (12,218)      (8,119)
             Program rights ........................................         4,919        5,732
             Interest receivable from related party ................          (553)        (553)
             Other current assets ..................................        (1,222)         151
             Other noncurrent assets ...............................          (287)        (282)
           Increase (decrease) in liabilities:
             Accounts payable ......................................         1,757          638
             Accrued interest payable ..............................        (3,375)      (3,318)
             Program rights payable ................................        (2,641)      (6,687)
             Accrued employee benefit expenses .....................        (1,409)      (1,208)
             Other accrued expenses ................................         1,422        1,824
             Deferred rent and other liabilities ...................          (190)        (130)
             Deferred income taxes .................................           758        1,481
                                                                         ---------    ---------
                                                                            (8,799)      (6,619)
                                                                         ---------    ---------
               Net cash (used in) provided by operating activities..        (2,463)       1,090
                                                                         ---------    ---------

Cash flows from investing activities:
     Capital expenditures ..........................................        (1,868)      (1,182)
     Proceeds from disposal of assets ..............................            37            5
                                                                         ---------    ---------
               Net cash used in investing activities ...............        (1,831)      (1,177)
                                                                         ---------    ---------

Cash flows from financing activities:
     Draws under revolving credit facility, net ....................         5,000           --
     Principal payments on capital lease obligations ...............          (569)        (429)
     Distributions to owners, net of certain charges ...............      (147,788)     (17,803)
     Repayments of distributions to owners .........................       145,500       13,475
                                                                         ---------    ---------
               Net cash provided by (used in) financing activities..         2,143       (4,757)
                                                                         ---------    ---------

Net decrease in cash and cash equivalents ..........................        (2,151)      (4,844)
Cash and cash equivalents, beginning of period .....................        14,437       11,913
                                                                         ---------    ---------
Cash and cash equivalents, end of period ...........................     $  12,286    $   7,069
                                                                         =========    =========

Non-cash investing and financing activities:
     Equipment acquired under capital leases .......................     $      --    $     490
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2001. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2000 which are contained in the Company's Form 10-K.

NOTE 2 - For the three months ended December 31, 1999 and 2000, distributions to owners were as follows:

                                                           1999          2000
                                                           ----          ----

Distributions to owners, beginning of period .......    $ 272,357     $ 298,090

   Cash advances ...................................      150,954        21,770
   Repayment of cash advances ......................     (145,500)      (13,475)
   Charge for Federal and state income taxes .......       (3,166)       (3,967)
                                                        ---------     ---------

Distributions to owners, end of period .............    $ 274,645     $ 302,418
                                                        =========     =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ..........    $ 289,524     $ 282,599
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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended December 31, 2000 principally reflect an increase in political advertising revenues in all of the Company's markets, partially offset by a decrease in national and local/regional advertising revenues in the Washington, D.C. market.

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 1999 and 2000 and the percentage change between the periods:

                                          Three Months Ended December 31,
                                          -------------------------------
                                                                         Percent
                                                 1999          2000       Change
                                                 ----          ----       ------

       Operating revenues, net ...........    $ 56,181      $ 58,310        3.8%
       Total operating expenses ..........      34,914        34,554       -1.0%
                                              --------      --------
       Operating income ..................      21,267        23,756       11.7%
       Nonoperating expenses, net ........      10,436         9,744       -6.6%
       Income tax provision ..............       4,495         6,303       40.2%
                                              --------      --------

       Net income ........................    $  6,336      $  7,709       21.7%
                                              ========      ========


Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for the three months ended December 31, 1999 and 2000, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                             Three Months Ended December 31,
                                             -------------------------------
                                              1999                    2000
                                              ----                    ----
                                       Dollars    Percent      Dollars    Percent
                                       -------    -------      -------    -------

        Local/regional <F1> .......   $ 27,591      47.6      $ 26,099      43.4
        National <F2> .............     25,286      43.6        22,463      37.4
        Network compensation <F3>..        624       1.1           674       1.1
        Political <F4> ............        376       0.6         6,812      11.3
        Trade and barter <F5> .....      2,272       3.9         2,039       3.4
        Other revenue <F6> ........      1,848       3.2         2,048       3.4
                                      --------     -----      --------     -----
        Broadcast revenues ........     57,997     100.0        60,135     100.0
                                                   =====                   =====
        Fees <F7> .................     (1,816)                 (1,825)
                                      --------                --------
        Operating revenues, net ...   $ 56,181                $ 58,310
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

Net operating revenues for the three months ended December 31, 2000 totaled $58,310, an increase of $2,129, or 3.8%, when compared to net operating revenues of $56,181 for the three months ended December 31, 1999. The increase resulted principally from increased political advertising revenues in all of the Company's markets, partially offset by decreased national and local/regional advertising revenues in the Washington, D.C. market.

Local/regional advertising revenues decreased 5.4% during the three months ended December 31, 2000 versus the comparable period in Fiscal 2000. The decrease for the three months ended December 31, 2000 of $1,492 from the three months ended December 31, 1999 was primarily attributable to decreased local/regional advertising revenues in the Washington, D.C. market.

National advertising revenues decreased $2,823, or 11.2%, for the three months ended December 31, 2000 from the comparable period in Fiscal 2000. The decrease for the three months ended December 31, 2000 was primarily attributable to decreased national advertising revenues in the Washington, D.C. market, including a substantial decrease in the strong internet-related advertising which occurred in the Washington, D.C. market during the first quarter of Fiscal 2000.

Political advertising revenues increased $6,436 during the three months ended December 31, 2000 due primarily to the national presidential election and high-profile local political races affecting the Little Rock, Washington, D.C. and Lynchburg markets in November 2000 with no comparable political elections occurring during the same period in Fiscal 2000.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three months ended December 31, 1999 or 2000.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2000 totaled $34,554, a decrease of $360, or 1.0%, compared to total operating expenses of $34,914 for the three-month period ended December 31, 1999. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $195, a decrease in depreciation and amortization of $446 and an increase in corporate expenses of $281.

Television operating expenses, excluding depreciation and amortization, decreased $195, or 0.7%, to $29,756 for the three months ended December 31, 2000 as compared to $29,951 for the three months ended December 31, 1999. The decrease in Fiscal 2001 was primarily attributable to decreased programming expenses related to a reduction in the number of one-time and non-recurring programming events occurring during the first quarter of Fiscal 2001 as compared to the same period in Fiscal 2000. Excluding these expenses, television operating expenses increased 2.3% for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

Depreciation and amortization expense of $3,417 for the first three months of Fiscal 2001 decreased $446, or 11.5%, versus the comparable period in Fiscal 2000. The decrease for the three months ended December 31, 2000 was principally the result of the completion of the acquisition of WJSU on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU were amortized over the ten-year term of the option. Upon completion of the acquisition, the portion of the purchase price assigned to the broadcast license and network affiliation of WJSU is being amortized over its estimated useful life of 40 years.

Corporate expenses increased $281, or 25.5% during the quarter ended December 31, 2000 versus the comparable period in Fiscal 2000. The increase was primarily due to increased personnel and key-man life insurance expenses.

Operating Income

For the three months ended December 31, 2000, operating income of $23,756 increased $2,489, or 11.7%, when compared to operating income of $21,267 for the three months ended December 31, 1999. For the three months ended December 31, 2000, the operating margin increased to 40.7% from 37.9% for the comparable period in Fiscal 2000. The increases in operating income and margin were the result of increased net operating revenues and decreased total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest expense of $10,208 for three months ended December 31, 2000 decreased $639, or 5.9%, as compared to $10,847 for the three-month period ended December 31, 1999. This decrease was due to a decreased average debt balance during the first three months of Fiscal 2001. The average balance of debt outstanding, including capital lease obligations, was $459,693 and $429,239 for the three months ended December 31, 1999 and 2000, respectively, and the weighted average interest rate on debt was 9.4% for each of the three months ended December 31, 1999 and 2000.

Income Taxes

The provision for income taxes for the three months ended December 31, 2000 totaled $6,303, an increase of $1,808, or 40.2%, when compared to the provision for income taxes of $4,495 for the three months ended December 31, 1999. The increase was directly related to the $3,181, or 29.4%, increase in the Company's income before income taxes as well as an increase in the Company's overall effective income tax rate in Fiscal 2001.

Net Income

Net income for the three months ended December 31, 2000 was $7,709 as compared to net income of $6,336 for the three months ended December 31, 1999. The increase of $1,373, or 21.7% , was due to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2000 to December 31, 2000 consisted of increased accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of the Company's revenue cycle as well as continued revenue growth. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of the Company's interest payments under its debt obligations.

Liquidity and Capital Resources

As of December 31, 2000, the Company's cash and cash equivalents aggregated $7,069, and the Company had an excess of current assets over current liabilities of $29,529.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash used in operating activities was $2,463 for the three months ended December 31, 1999. For the three months ended December 31, 2000, the Company's net cash provided by operating activities was $1,090. The $3,553 increase in cash flows from operating activities was primarily due to increased net income as well as decreased accounts receivable and other current assets, partially offset by decreased program rights payable.

Transactions with Owners. For the three months ended December 31, 1999 and 2000, the Company made cash advances to owners, net of repayments and certain charges, totaling $2,288 and $4,328, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $216,515 at December 31, 2000, a decrease of $3,381, or 1.5%, from the September 30, 2000 deficit of $219,896. The decrease was due to net income for the period of $7,709, partially offset by a net increase in distributions to owners of $4,328.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $427,729 at September 30, 2000 to $427,819 at December 31, 2000. This debt, net of applicable discounts, consists of $274,196 of 9.75% Debentures, $150,000 of 8.875% Notes and $3,623 of capital lease obligations. The increase of $90 in total debt from September 30, 2000 to December 31, 2000 was primarily due to a net increase in capital lease obligations. As of September 30, 2000 and December 31, 2000, there were no amounts outstanding under the Company's $40,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures April 16, 2001. The Company has obtained oral commitments for the funding of a new $50,000 revolving credit facility and is currently in the process of completing the documentation for the facility to be available no later than the maturity of the current facility.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, the Company must maintain specified levels of operating cash flow and working capital and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2000, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee of .375% per annum based on any unused portion of the revolving credit facility.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2001 will approximate $6,000. Fiscal 2001 capital expenditures will be primarily for the acquisition of technical equipment and vehicles to support operations. Capital expenditures during the three months ended December 31, 2000 totaled $1,672, of which $490 was financed through capital lease transactions.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under revolving credit arrangements will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2000, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At December 31, 2000, the carrying value of such debt was $424,196, the fair value was $409,125 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 17, 2000, each of the directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    See Exhibit Index on pages 13-16.

b.  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                          (Registrant)




       February 14, 2001                            /s/ Lawrence I. Hebert
    -----------------------                      ------------------------------
             Date                                Name: Lawrence I. Hebert
                                                 Title: Chairman and Chief
                                                        Executive Officer

       February 14, 2001                            /s/ Stephen P. Gibson
    -----------------------                      ------------------------------
             Date                                Name: Stephen P. Gibson
                                                 Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                   Description of Exhibit                    Page No.
-----------                   ----------------------                    --------

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

10.19     Master Equipment Lease Agreement dated as of November 22, 2000       *
          between Fleet Capital Corporation and ACC. (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K, No. 333-02302, dated December 28, 2000)

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

-----------------
*Previously filed