Form 10-Q
period 2001-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2001-05-11
CIK 889156

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------

                                    FORM 10-Q

                              ---------------------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                           Commission file number:
       March 31, 2001                                           333-02302



                            ALLBRITTON COMMUNICATIONS COMPANY
                 (Exact name of registrant as specified in its charter)



           Delaware                                          74-180-3105
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


                              ---------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X               No
                              -----                -----

                              ---------------------


    Number of shares of Common Stock outstanding as of May 10, 2001:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


                                                                            PAGE
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated  Statements of Operations and Retained  Earnings
            for the  Three  and Six  Months  Ended  March  31,  2000  and
            2001.........................................................      1

            Consolidated  Balance  Sheets as of  September  30,  2000 and
            March 31, 2001...............................................      2

            Consolidated  Statements  of Cash  Flows  for the Six  Months
            Ended March 31, 2000 and 2001................................      3

            Notes to Interim Consolidated Financial Statements...........      4

Item 2.     Management's Discussion and  Analysis of  Financial Condition
            and Results of Operations....................................      5

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...     11

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings............................................     12

Item 6.     Exhibits and Reports on Form 8-K.............................     12

Signatures...............................................................     13

Exhibit Index............................................................     14

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                 CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (Dollars in thousands)
                                         (unaudited)

                                                Three Months Ended        Six Months Ended
                                                     March 31,                March 31,
                                                ------------------        ----------------
                                                 2000        2001         2000         2001
                                                 ----        ----         ----         ----

Operating revenues, net ...................   $ 46,670    $ 42,395    $ 102,851    $ 100,705
                                              --------    --------    ---------    ---------

Television operating expenses, excluding
    depreciation and amortization .........     27,942      28,332       57,894       58,088
Depreciation and amortization .............      4,026       3,479        7,889        6,896
Corporate expenses ........................      1,101       1,446        2,200        2,827
                                              --------    --------    ---------    ---------
                                                33,069      33,257       67,983       67,811
                                              --------    --------    ---------    ---------

Operating income ..........................     13,601       9,138       34,868       32,894
                                              --------    --------    ---------    ---------

Nonoperating income (expense)
    Interest income
        Related party .....................        644         657        1,288        1,312
        Other .............................         80          62          146          223
    Interest expense ......................    (10,936)    (10,395)     (21,784)     (20,603)
    Other, net ............................       (353)       (320)        (651)        (672)
                                              --------    --------    ---------    ---------
                                               (10,565)     (9,996)     (21,001)     (19,740)
                                              --------    --------    ---------    ---------

Income (loss) before income taxes .........      3,036        (858)      13,867       13,154

Provision for (benefit from) income taxes..      1,275      (1,016)       5,770        5,287
                                              --------    --------    ---------    ---------

Net income ................................      1,761         158        8,097        7,867

Retained earnings, beginning of period ....     60,390      78,947       54,054       71,238
                                              --------    --------    ---------    ---------

Retained earnings, end of period ..........   $ 62,151    $ 79,105    $  62,151    $  79,105
                                              ========    ========    =========    =========


            See accompanying notes to interim consolidated financial statements.

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                                              March 31,
                                                             September 30,      2001
                                                                 2000        (unaudited)
                                                             -------------   -----------
Current assets
     Cash and cash equivalents .............................   $  11,913     $   5,451
     Accounts receivable, net ..............................      37,802        34,978
     Program rights ........................................      19,945         9,308
     Deferred income taxes .................................         967           967
     Interest receivable from related party ................         492           492
     Other .................................................       2,535         4,162
                                                               ---------     ---------
          Total current assets .............................      73,654        55,358

Property, plant and equipment, net .........................      42,185        40,630
Intangible assets, net .....................................     136,718       134,520
Deferred financing costs and other .........................       8,412         8,811
Cash surrender value of life insurance .....................       8,038         8,611
Program rights .............................................         927           582
                                                               ---------     ---------

                                                               $ 269,934     $ 248,512
                                                               =========     =========
Liabilities and Stockholder's Investment

Current liabilities
     Current portion of long-term debt .....................   $   1,759     $   1,900
     Accounts payable ......................................       3,105         2,176
     Accrued interest payable ..............................      11,156        11,159
     Program rights payable ................................      25,257        13,355
     Accrued employee benefit expenses .....................       4,798         4,490
     Other accrued expenses ................................       4,503         4,776
                                                               ---------     ---------
          Total current liabilities ........................      50,578        37,856

Long-term debt .............................................     425,970       425,514
Program rights payable .....................................       1,568         1,098
Deferred rent and other ....................................       2,341         2,076
Accrued employee benefit expenses ..........................       1,644         1,695
Deferred income taxes ......................................       7,729         9,732
                                                               ---------     ---------
          Total liabilities ................................     489,830       477,971
                                                               ---------     ---------

Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized,
        none issued ........................................          --            --
     Common stock, $.05 par value, 20,000 shares authorized,
        issued and outstanding .............................           1             1
     Capital in excess of par value ........................       6,955         6,955
     Retained earnings .....................................      71,238        79,105
     Distributions to owners, net ..........................    (298,090)     (315,520)
                                                               ---------     ---------
        Total stockholder's investment .....................    (219,896)     (229,459)
                                                               ---------     ---------

                                                               $ 269,934     $ 248,512
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

                          ALLBRITTON COMMUNICATIONS COMPANY
          (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (unaudited)

                                                                 Six Months Ended
                                                                     March 31,
                                                                 -----------------
                                                                 2000         2001
                                                                ------       ------
Cash flows from operating activities:
     Net income ..........................................   $   8,097    $   7,867
                                                             ---------    ---------
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization ....................       7,889        6,896
        Other noncash charges ............................         628          631
        Provision for doubtful accounts ..................         219          221
        Loss on disposal of assets .......................          12           13
        Changes in assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable .........................      (2,490)       2,603
             Program rights ..............................       9,574       10,982
             Other current assets ........................      (1,759)      (1,627)
             Other noncurrent assets .....................        (616)        (920)
           Increase (decrease) in liabilities:
             Accounts payable ............................        (797)        (929)
             Accrued interest payable ....................          --            3
             Program rights payable ......................      (9,086)     (12,372)
             Accrued employee benefit expenses ...........      (1,022)        (257)
             Other accrued expenses ......................         535          273
             Deferred rent and other liabilities .........        (379)        (265)
             Deferred income taxes .......................         965        2,003
                                                             ---------    ---------
                                                                 3,673        7,255
                                                             ---------    ---------
             Net cash provided by operating activities ...      11,770       15,122
                                                             ---------    ---------

Cash flows from investing activities:
     Capital expenditures ................................      (2,978)      (2,682)
     Proceeds from disposal of assets ....................          66           16
     Exercise of option to acquire assets of WJSU ........      (3,372)          --
                                                             ---------    ---------
             Net cash used in investing activities .......      (6,284)      (2,666)
                                                             ---------    ---------

Cash flows from financing activities:
     Principal payments on capital lease obligations .....      (1,046)        (863)
     Deferred financing costs ............................          --         (625)
     Distributions to owners, net of certain charges .....    (256,212)     (53,130)
     Repayments of distributions to owners ...............     244,311       35,700
                                                             ---------    ---------
             Net cash used in financing activities .......     (12,947)     (18,918)
                                                             ---------    ---------

Net decrease in cash and cash equivalents ................      (7,461)      (6,462)
Cash and cash equivalents, beginning of period ...........      14,437       11,913
                                                             ---------    ---------
Cash and cash equivalents, end of period .................   $   6,976    $   5,451
                                                             =========    =========

Non-cash investing and financing activities:
     Equipment acquired under capital leases .............   $      --    $     490
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2001. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2000 which are contained in the Company's Form 10-K.


NOTE 2 - During the three months ended March 31, 2001, the Company recognized a tax benefit of approximately $950 due to a recent court ruling which enabled the Company to utilize previously unrecognized local net operating loss carryforwards.


NOTE 3 - For the six months ended March 31, 2000 and 2001, distributions to owners were as follows:

                                                           2000          2001
                                                           ----          ----

Distributions to owners, beginning of period .......    $ 272,357     $ 298,090

     Cash advances .................................      260,274        56,592
     Repayment of cash advances ....................     (244,311)      (35,700)
     Charge for Federal and state income taxes .....       (4,062)       (3,462)
                                                        ---------     ---------

Distributions to owners, end of period .............    $ 284,258     $ 315,520
                                                        =========     =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ..........    $ 291,354     $ 291,227
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

As compared to the same periods in the prior fiscal year, the Company's results of operations for the three and six months ended March 31, 2001 principally reflect a decrease in national and local/regional advertising revenues in the Washington, D.C. market. The Company's results of operations for the six months ended March 31, 2001 also reflect increased political advertising revenues in all but one of the Company's markets.

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2000 and 2001 and the percentage change between the periods:

                                   Three Months Ended March 31,      Six Months Ended March 31,
                                   ----------------------------      --------------------------
                                                        Percent                         Percent
                                    2000       2001     Change        2000       2001    Change
                                    ----       ----     ------        ----       ----    ------

Operating revenues, net ......   $ 46,670   $ 42,395     -9.2%     $102,851   $100,705   -2.1%
Total operating expenses .....     33,069     33,257      0.6%       67,983     67,811   -0.3%
                                 --------   --------               --------   --------
Operating income .............     13,601      9,138    -32.8%       34,868     32,894   -5.7%
Nonoperating expenses, net ...     10,565      9,996     -5.4%       21,001     19,740   -6.0%
Income tax provision (benefit)      1,275     (1,016)  -179.7%        5,770      5,287   -8.4%
                                 --------   --------               --------   --------

Net income ...................   $  1,761   $    158    -91.0%     $  8,097   $  7,867   -2.8%
                                 ========   ========               ========   ========

Operating cash flow ..........   $ 17,627   $ 12,617    -28.4%     $ 42,757   $ 39,790   -6.9%
                                 ========   ========               ========   ========


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and six months ended March 31, 2000 and 2001, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                  Three Months Ended March 31,              Six Months Ended March 31,
                                  ----------------------------              ---------------------------
                                    2000               2001                  2000               2001
                                    ----               ----                  ----               ----
                              Dollars  Percent   Dollars  Percent      Dollars  Percent   Dollars  Percent
                              -------  -------   -------  -------      -------  -------   -------  -------

Local/regional <1> .........  $22,785    47.1    $21,462    49.0      $ 50,375    47.4   $ 47,561    45.8
National <2> ...............   20,973    43.4     18,372    41.9        46,259    43.5     40,834    39.3
Network compensation <3> ...      730     1.5        798     1.8         1,355     1.3      1,472     1.4
Political <4> ..............      537     1.1         38     0.1           913     0.9      6,850     6.6
Trade and barter <5> .......    2,243     4.7      1,961     4.5         4,515     4.2      4,000     3.8
Other revenue <6> ..........    1,083     2.2      1,183     2.7         2,931     2.7      3,232     3.1
                              -------   -----    -------   -----      --------   -----   --------   -----
Broadcast revenues .........   48,351   100.0     43,814   100.0       106,348   100.0    103,949   100.0
                                        =====              =====                 =====              =====
Fees <7> ...................   (1,681)            (1,419)               (3,497)            (3,244)
                              -------            -------              --------           --------

Operating revenues, net ....  $46,670            $42,395              $102,851           $100,705
                              =======            =======              ========           ========


<1>   Represents sale of advertising  time to local and regional  advertisers or agencies representing such advertisers.

<2>   Represents  sale of  advertising  time to agencies  representing  national advertisers.

<3>   Represents  payment by networks  for  broadcasting  or  promoting  network programming.

<4>   Represents sale of advertising time to political advertisers.

<5>   Represents  value of  commercial  time  exchanged  for goods and  services
      (trade) or syndicated programs (barter).

<6>   Represents miscellaneous revenue,  principally receipts from tower rental, production of commercials and revenue from the sale of University of Arkansas sports programming to advertisers and radio stations.

<7>   Represents fees paid to national sales  representatives  and fees paid for music licenses.


Net operating revenues for the three months ended March 31, 2001 totaled $42,395, a decrease of $4,275, or 9.2%, when compared to net operating revenues of $46,670 for the three months ended March 31, 2000. This decrease resulted from a general weakness in television advertising, principally represented by decreased national advertising revenue in all of the Company's markets, decreased local/regional advertising revenue in the Company's Washington, D.C. market and decreased revenue related to the broadcast of the Superbowl which was on the ABC Network in January 2000 and the CBS Network in January 2001.

Net operating revenues decreased $2,146, or 2.1%, to $100,705 for the six months ended March 31, 2001 as compared to $102,851 for the same period in the prior year. This year-to-date decrease principally resulted from decreased national and local/regional advertising revenue in the Company's Washington, D.C. market, partially offset by increased political advertising revenue in all but one of the Company's markets.

Local/regional advertising revenues decreased 5.8% and 5.6% during the three and six months ended March 31, 2001, respectively, versus the comparable periods in Fiscal 2000. The decreases for the three and six months ended March 31, 2001 of $1,323 and $2,814, respectively, versus the three and six months ended March 31, 2000 were primarily attributable to decreased local/regional advertising revenues in the Washington, D.C. market.

National advertising revenues decreased $2,601 and $5,425, or 12.4% and 11.7%, for the three and six months ended March 31, 2001, respectively, versus the comparable periods in Fiscal 2000. The decreases for the three and six months ended March 31, 2001 were primarily attributable to decreased national advertising revenues in the Washington, D.C. market, including a substantial decrease in the strong internet-related advertising which occurred in the Washington, D.C. market, particularly during the first quarter of Fiscal 2000. For the second quarter of Fiscal 2001, all of the Company's markets experienced decreased national advertising revenue from the same quarter in Fiscal 2000.

Political advertising revenues decreased $499, or 92.9%, during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to advertising related to the presidential primaries in several of the Company's markets during the three months ended March 31, 2000 with no comparable advertising in the second quarter of Fiscal 2001. Political advertising revenues increased $5,937, or 650.3%, during the six months ended March 31, 2001 over the comparable period in Fiscal 2000. This increase was due primarily to the national presidential election and high-profile local political races affecting the Little Rock, Washington, D.C. and Lynchburg markets in November 2000 with no comparable political elections occurring during the same period of Fiscal 2000.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or six months ended March 31, 2000 or 2001.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2001 totaled $33,257, an increase of $188, or 0.6%, compared to total operating expenses of $33,069 for the three-month period ended March 31, 2000. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $390, a decrease in depreciation and amortization of $547 and an increase in corporate expenses of $345.

Total operating expenses for the six months ended March 31, 2001 totaled $67,811, a decrease of $172, or 0.3%, compared to total operating expenses of $67,983 for the six-month period ended March 31, 2000. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $194, a decrease in depreciation and amortization of $993 and an increase in corporate expenses of $627.

Television operating expenses, excluding depreciation and amortization, increased $390 and $194, or 1.4% and 0.3%, for the three and six months ended March 31, 2001, respectively, as compared to the comparable periods in Fiscal 2000. Television operating expenses during the six months ended March 31, 2001 included a decrease in programming expenses related to a reduction in the number of one-time and non-recurring programming events occurring during the first quarter of Fiscal 2001 as compared to the same period in Fiscal 2000. Excluding these expenses from the prior period, television operating expenses increased 1.8% for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000.

Depreciation and amortization expense decreased $547 and $993, or 13.6% and 12.6%, respectively, for the three and six months ended March 31, 2001 versus the comparable periods in Fiscal 2000. These decreases were principally the result of the completion of the acquisition of WJSU on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU were amortized over the ten-year term of the option. Upon completion of the acquisition, the portion of the purchase price assigned to the broadcast license and network affiliation of WJSU is being amortized over its estimated useful life of 40 years.

Corporate expenses increased $345 and $627, or 31.3% and 28.5%, during the three and six months ended March 31, 2001 over the comparable periods in Fiscal 2000. The increases were primarily due to increased personnel and key-man life insurance expenses.

Operating Income
For the three months ended March 31, 2001, operating income of $9,138 decreased $4,463, or 32.8%, when compared to operating income of $13,601 for the three months ended March 31, 2000. For the three months ended March 31, 2001, the operating margin decreased to 21.6% from 29.1% for the comparable period in Fiscal 2000. Operating income of $32,894 for the six months ended March 31, 2001 decreased $1,974, or 5.7%, when compared to operating income of $34,868 for the same period in the prior fiscal year. For the six months ended March 31, 2001, the operating margin decreased to 32.7% from 33.9% for the comparable period in the prior fiscal year. These decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

Operating Cash Flow
Operating cash flow of $12,617 and $39,790 for the three and six months ended March 31, 2001, respectively, decreased $5,010 and $2,967, or 28.4% and 6.9%, as compared to $17,627 and $42,757 for the three and six-month periods ended March 31, 2000, respectively. These decreases were primarily the result of decreased net operating revenues as discussed above. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net
Interest expense of $10,395 and $20,603 for three and six months ended March 31, 2001, respectively, decreased $541 and $1,181, or 4.9% and 5.4%, as compared to $10,936 and $21,784 for the three and six-month periods ended March 31, 2000, respectively. These decreases were due to a decreased average balance of debt outstanding during Fiscal 2001.

The average balance of debt outstanding, including capital lease obligations, was $462,738 and $438,522 for the three months ended March 31, 2000 and 2001, respectively, and the weighted average interest rate on debt was 9.4% for each of the three months ended March 31, 2000 and 2001.

The average balance of debt outstanding, including capital lease obligations, was $461,207 and $433,803 for the six months ended March 31, 2000 and 2001, respectively, and the weighted average interest rate on debt was 9.4% for each of the six months ended March 31, 2000 and 2001.

Income Taxes
The benefit from income taxes for the three months ended March 31, 2001 totaled $1,016, as compared to the provision for income taxes of $1,275 for the three months ended March 31, 2000. The decrease in income tax expense of $2,291, or 179.7%, was directly related to the $3,894, or 128.3% decrease in the Company's income before income taxes as well as the one-time recognition of a tax benefit of approximately $950 due to a recent court ruling which enabled the Company to utilize previously unrecognized local net operating loss carryforwards.

The provision for income taxes for the six months ended March 31, 2001 totaled $5,287, a decrease of $483, or 8.4%, when compared to the provision for income taxes of $5,770 for the six months ended March 31, 2000. The decrease was directly related to the $713, or 5.1% decrease in the Company's income before income taxes as well as the one-time recognition of a tax benefit of approximately $950 during the second quarter of Fiscal 2001 due to a recent court ruling which enabled the Company to utilize previously unrecognized local net operating loss carryforwards.

Net Income
For the three and six months ended March 31, 2001, the Company recorded net income of $158 and $7,867, respectively, as compared to net income of $1,761 and $8,097 for the three and six months ended March 31, 2000, respectively. The decreases of $1,603 and $230 during the three and six months ended March 31, 2001 were due to the factors discussed above. Excluding the recognition of the one-time income tax benefit discussed above, net income of $158 for the three months ended March 31, 2001 was a net loss of approximately $800.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2000 to March 31, 2001 consisted primarily of decreases in program rights and program rights payable which reflect the annual cycle of the underlying program contracts which generally begins in September of each year.

Liquidity and Capital Resources
As of March 31, 2001, the Company's cash and cash equivalents aggregated $5,451, and the Company had an excess of current assets over current liabilities of $17,502.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $11,770 and $15,122 for the six months ended March 31, 2000 and 2001, respectively. The $3,352 increase in cash flows from operating activities was principally due to decreased accounts receivable and program rights, partially offset by increased program rights payable.

Transactions with Owners. For the six months ended March 31, 2000 and 2001, the Company made cash advances to owners, net of repayments and certain charges, totaling $11,901 and $17,430, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $229,459 at March 31, 2001, an increase of $9,563, or 4.3%, from the September 30, 2000 deficit of $219,896. The increase was due to a net increase in distributions to owners of $17,430, partially offset by net income for the period of $7,867.

Indebtedness. The Company's total debt, including the current portion of long-term debt, decreased from $427,729 at September 30, 2000 to $427,414 at March 31, 2001. This debt, net of applicable discounts, consisted of $274,225 of 9.75% Debentures, $150,000 of 8.875% Notes and $3,189 of capital lease obligations at March 31, 2001. The decrease of $315 in total debt from September 30, 2000 to March 31, 2001 was primarily due to payments under capital lease obligations, partially offset by $490 in new capital lease transactions. As of September 30, 2000, there were no amounts outstanding under the Company's $40,000 revolving credit facility. Effective March 27, 2001, the Company entered into an amended and restated revolving credit facility in the amount of $50,000. The amended and restated revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures March 27, 2006. As of March 31, 2001, there were no amounts outstanding under the amended and restated revolving credit facility.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the revolving credit facility, the Company must maintain specified levels of operating cash flow and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2001, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee ranging from .5% to .75% per annum based on the amount of any unused portion of the revolving credit facility.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2001 will approximate $6,000. Fiscal 2001 capital expenditures will be primarily for the acquisition of technical equipment and vehicles to support operations. Capital expenditures during the six months ended March 31, 2001 totaled $3,172, of which $490 was financed through capital lease transactions.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At March 31, 2001, the carrying value of such debt was $424,225, the fair value was $425,625 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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


                                            ALLBRITTON COMMUNICATIONS COMPANY

                                                        (Registrant)




       May 10, 2001                            /s/ Robert L. Allbritton
-----------------------------                 -----------------------------
          Date                                Name: Robert L. Allbritton
                                              Title: Chairman and Chief
                                                     Executive Officer



       May 10, 2001                            /s/ Stephen P. Gibson
---------------------------                   -----------------------------
          Date                                Name:  Stephen P. Gibson
                                              Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description of Exhibit                    Page No.
-----------                   ----------------------                    --------
 3.1        Certificate  of  Incorporation  of ACC.  (Incorporated  by         *
            reference  to  Exhibit  3.1  of   Company's   Registration
            Statement  on Form S-4,  No.  333-02302,  dated  March 12,
            1996)

 3.2        Bylaws of ACC.  (Incorporated  by reference to Exhibit 3.2         *
            of Registrant's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

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

 4.4 Amended and Restated Revolving Credit Agreement dated as of March 27, 2001 by and among Allbritton Communications Company, certain financial institutions, and Fleet National Bank, as Agent, and Deutsche Banc Alex. Brown Inc., as Documentation Agent.

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

Exhibit No.                   Description of Exhibit                    Page No.
-----------                   ----------------------                    --------

10.4        Side Letter  Amendment  to Network  Affiliation  Agreement         *
            (First   Charleston   Corp.)   dated   August  10,   1999.
            (Incorporated  by  reference  to Exhibit 10.4 of Company's
            Quarterly Report on Form 10-Q, No. 333-02302, dated August
            16, 1999)

10.5        Network   Affiliation   Agreement  (WSET,   Incorporated).         *
            (Incorporated by reference to Exhibit 10.5 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)

10.6        Side Letter  Amendment  to Network  Affiliation  Agreement         *
            (WSET, Incorporated) dated August 10, 1999. (Incorporated by reference to Exhibit 10.6 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 16, 1999)

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

10.10       Side Letter  Amendment  to Network  Affiliation  Agreement         *
            (KATV   Television,   Inc.)   dated   August   10,   1999.
            (Incorporated  by reference to Exhibit  10.10 of Company's
            Quarterly Report on Form 10-Q, No. 333-02302, dated August
            16, 1999)

10.11       Network  Affiliation  Agreement (KTUL  Television,  Inc.).         *
            (Incorporated by reference to Exhibit 10.8 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)

10.12       Side Letter  Amendment  to Network  Affiliation  Agreement         *
            (KTUL   Television,   Inc.)   dated   August   10,   1999.
            (Incorporated  by reference to Exhibit  10.12 of Company's
            Quarterly Report on Form 10-Q, No. 333-02302, dated August
            16, 1999)

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

10.15       Side Letter Amendment to Network Affiliation Agreement (TV         *
            Alabama, Inc.) dated August 10, 1999. (Incorporated by reference to Exhibit 10.15 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 16, 1999)

10.16       Tax Sharing  Agreement  effective as of September 30, 1991         *
            by and among  Perpetual  Corporation,  ACC and  ALLNEWSCO,
            Inc.,  amended as of October 29,  1993.  (Incorporated  by reference  to  Exhibit  10.11  of  Company's  Registration
            Statement  on Form S-4,  No.  333-02302,  dated  March 12,
            1996)

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

10.19       Master  Equipment Lease Agreement dated as of November 22,         *
            2000   between   Fleet   Capital   Corporation   and  ACC.
            (Incorporated   by  reference  to  Exhibit  10.19  of  the
            Company's  Form 10-K,  No.  333-02302,  dated December 28,
            2000)

10.20 Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Fleet National Bank, as Agent.

10.21       $20,000,000 Promissory Note of ALLNEWSCO,  Inc. payable to         *
            KTUL, LLC.  (Incorporated by reference to Exhibit 10.16 of
            Company's  Form 10-K,  No.  333-02302,  dated December 22,
            1998)

----------------
*Previously filed