Form 10-Q
period 2001-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2001-08-03
CIK 889156

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------

                                    FORM 10-Q

                                   -----------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                           Commission file number:
        June 30, 2001                                           333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



          Delaware                                           74-180-3105
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

                                   -----------


     Number of shares of Common Stock outstanding as of August 3, 2001: 20,000 shares.

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

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 2000 and 2001..         1

          Consolidated  Balance  Sheets as of  September  30, 2000 and
          June 30, 2001...............................................         2

          Consolidated  Statements  of Cash Flows for the Nine  Months
          Ended June 30, 2000 and 2001................................         3

          Notes to Interim Consolidated Financial Statements..........         4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...................................         5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..        11


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................        12

Item 6.   Exhibits and Reports on Form 8-K............................        12

Signatures............................................................        13

Exhibit Index.........................................................        14

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              ALLBRITTON COMMUNICATIONS COMPANY
              (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                 CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Dollars in thousands)
                                         (unaudited)

                                             Three Months Ended         Nine Months Ended
                                                   June 30,                  June 30,
                                             ------------------         -----------------
                                              2000         2001         2000         2001
                                              ----         ----         ----         ----

Operating revenues, net ................   $  54,544    $  49,747    $ 157,395    $ 150,453
                                           ---------    ---------    ---------    ---------

Television operating expenses, excluding
     depreciation and amortization .....      27,627       27,507       85,521       85,595
Depreciation and amortization ..........       3,813        3,631       11,702       10,527
Corporate expenses .....................       1,085        1,402        3,285        4,230
                                           ---------    ---------    ---------    ---------
                                              32,525       32,540      100,508      100,352
                                           ---------    ---------    ---------    ---------

Operating income .......................      22,019       17,207       56,887       50,101
                                           ---------    ---------    ---------    ---------

Nonoperating income (expense)
     Interest income
         Related party .................         637          582        1,925        1,894
         Other .........................         101           46          246          268
     Interest expense ..................     (10,224)     (10,515)     (32,007)     (31,118)
     Other, net ........................        (292)        (283)        (943)        (954)
                                           ---------    ---------    ---------    ---------
                                              (9,778)     (10,170)     (30,779)     (29,910)
                                           ---------    ---------    ---------    ---------

Income before income taxes .............      12,241        7,037       26,108       20,191

Provision for income taxes .............       5,174        2,697       10,944        7,984
                                           ---------    ---------    ---------    ---------

Net income .............................       7,067        4,340       15,164       12,207

Retained earnings, beginning of period .      62,151       79,105       54,054       71,238
                                           ---------    ---------    ---------    ---------

Retained earnings, end of period .......   $  69,218    $  83,445    $  69,218    $  83,445
                                           =========    =========    =========    =========


            See accompanying notes to interim consolidated financial statements.

                              ALLBRITTON COMMUNICATIONS COMPANY
              (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                                                  June 30,
                                                               September 30,        2001
Assets                                                             2000         (unaudited)
                                                               -------------    -----------

Current assets
      Cash and cash equivalents .............................     $  11,913      $   7,243
      Accounts receivable, net ..............................        37,802         41,375
      Program rights ........................................        19,945          4,239
      Deferred income taxes .................................           967            967
      Interest receivable from related party ................           492          1,045
      Other .................................................         2,535          3,288
                                                                  ---------      ---------
           Total current assets .............................        73,654         58,157

Property, plant and equipment, net ..........................        42,185         40,049
Intangible assets, net ......................................       136,718        133,420
Deferred financing costs and other ..........................         8,412          8,668
Cash surrender value of life insurance ......................         8,038          8,898
Program rights ..............................................           927            401
                                                                  ---------      ---------

                                                                  $ 269,934      $ 249,593
                                                                  =========      =========
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt .....................     $   1,759      $   1,690
      Accounts payable ......................................         3,105          2,838
      Accrued interest payable ..............................        11,156          7,795
      Program rights payable ................................        25,257          8,188
      Accrued employee benefit expenses .....................         4,798          3,912
      Other accrued expenses ................................         4,503          4,456
                                                                  ---------      ---------
           Total current liabilities ........................        50,578         28,879

Long-term debt ..............................................       425,970        425,572
Program rights payable ......................................         1,568            849
Deferred rent and other .....................................         2,341          1,916
Accrued employee benefit expenses ...........................         1,644          1,737
Deferred income taxes .......................................         7,729         10,305
                                                                  ---------      ---------
           Total liabilities ................................       489,830        469,258
                                                                  ---------      ---------

Stockholder's investment
      Preferred stock, $1 par value, 800 shares authorized,
         none issued ........................................            --             --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................             1              1
      Capital in excess of par value ........................         6,955          6,955
      Retained earnings .....................................        71,238         83,445
      Distributions to owners, net ..........................      (298,090)      (310,066)
                                                                  ---------      ---------
         Total stockholder's investment .....................      (219,896)      (219,665)
                                                                  ---------      ---------

                                                                  $ 269,934      $ 249,593
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

                               ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                          (unaudited)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                        -------------------
                                                                        2000           2001
                                                                        ----           ----
Cash flows from operating activities:
      Net income ................................................    $  15,164      $  12,207
                                                                     ---------      ---------
      Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization ..........................       11,702         10,527
         Other noncash charges ..................................          942            968
         Provision for doubtful accounts ........................          348            376
         Loss on disposal of assets .............................           17             26
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable ..............................      (10,149)        (3,949)
               Program rights ...................................       14,487         16,232
               Interest receivable from related party ...........         (553)          (553)
               Other current assets .............................       (1,124)          (753)
               Other noncurrent assets ..........................         (983)        (1,197)
            Increase (decrease) in liabilities:
               Accounts payable .................................         (635)          (267)
               Accrued interest payable .........................       (3,375)        (3,361)
               Program rights payable ...........................      (14,133)       (17,788)
               Accrued employee benefit expenses ................       (1,159)          (793)
               Other accrued expenses ...........................          864            (47)
               Deferred rent and other liabilities ..............         (571)          (425)
               Deferred income taxes ............................        1,765          2,576
                                                                     ---------      ---------
                                                                        (2,557)         1,572
                                                                     ---------      ---------
                  Net cash provided by operating activities .....       12,607         13,779
                                                                     ---------      ---------

Cash flows from investing activities:
      Capital expenditures ......................................       (4,081)        (4,386)
      Proceeds from disposal of assets ..........................           66             17
      Exercise of option to acquire assets of WJSU ..............       (3,372)            --
                                                                     ---------      ---------
                  Net cash used in investing activities .........       (7,387)        (4,369)
                                                                     ---------      ---------

Cash flows from financing activities:
      Principal payments on capital lease obligations ...........       (1,531)        (1,304)
      Deferred financing costs ..................................           --           (800)
      Distributions to owners, net of certain charges ...........     (261,285)      (118,276)
      Repayments of distributions to owners .....................      246,391        106,300
                                                                     ---------      ---------
                  Net cash used in financing activities .........      (16,425)       (14,080)
                                                                     ---------      ---------

      Net decrease in cash and cash equivalents .................      (11,205)        (4,670)
      Cash and cash equivalents, beginning of period ............       14,437         11,913
                                                                     ---------      ---------
      Cash and cash equivalents, end of period ..................    $   3,232      $   7,243
                                                                     =========      =========

Non-cash investing and financing activities:
      Equipment acquired under capital leases ...................    $      --      $     750
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2001. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2000 which are contained in the Company's Form 10-K.

NOTE 2 - During the three months ended March 31, 2001, the Company recognized a tax benefit of approximately $950 due to a recent court ruling which enabled the Company to utilize previously unrecognized local net operating loss carryforwards.

NOTE 3 - For the nine months ended June 30, 2000 and 2001, distributions to owners were as follows:

                                                          2000           2001
                                                          ----           ----

Distributions to owners, beginning of period .....     $ 272,357      $ 298,090

   Cash advances .................................       268,899        123,433
   Repayment of cash advances ....................      (246,391)      (106,300)
   Charge for Federal and state income taxes .....        (7,614)        (5,157)
                                                       ---------      ---------

Distributions to owners, end of period ...........     $ 287,251      $ 310,066
                                                       =========      =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ........     $ 282,487      $ 298,131
                                                       =========      =========

NOTE 4 - Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. While SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003, the Company intends to adopt this standard, as
permitted,   effective  October  1,  2001.  The  Company  anticipates  that  the application of the provisions of SFAS No. 142 will result in a significant reduction of amortization expense related to intangible assets beginning in Fiscal 2002.

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

As compared to the same periods in the prior fiscal year, the Company's results of operations for the three and nine months ended June 30, 2001 principally reflect a decrease in net operating revenues. These decreases resulted from a general weakness in television advertising, principally represented by decreased national advertising revenue in all of the Company's markets as well as decreased local/regional advertising revenue in the Company's Washington, D.C. market. The year-to-date decrease was partially offset by significantly increased political advertising revenue in all but one of the Company's markets.

Results of Operations

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2000 and 2001 and the percentage change between the periods:

                                   Three Months Ended June 30,        Nine Months Ended June 30,
                                  ----------------------------      ------------------------------
                                                       Percent                             Percent
                                    2000       2001     Change         2000        2001     Change
                                  --------   --------  -------      ---------   ---------  -------

Operating revenues, net......     $ 54,544   $ 49,747    -8.8%      $ 157,395   $ 150,453    -4.4%
Total operating expenses.....       32,525     32,540     0.0%        100,508     100,352    -0.2%
                                  --------   --------               ---------   ---------
Operating income.............       22,019     17,207   -21.9%         56,887      50,101   -11.9%
Nonoperating expenses, net...        9,778     10,170     4.0%         30,779      29,910    -2.8%
Income tax provision.........        5,174      2,697   -47.9%         10,944       7,984   -27.0%
                                  --------   --------               ---------   ---------

Net income...................     $  7,067   $  4,340   -38.6%      $  15,164   $  12,207   -19.5%
                                  ========   ========               =========   =========

Operating cash flow..........     $ 25,832   $ 20,838   -19.3%      $  68,589   $  60,628   -11.6%
                                  ========   ========               =========   =========


Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and nine months ended June 30, 2000 and 2001, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:


                                     Three Months Ended June 30,                 Nine Months Ended June 30,
                                     ---------------------------                 --------------------------
                                      2000                 2001                  2000                  2001
                                      ----                 ----                  ----                  ----
                                Dollars   Percent    Dollars   Percent     Dollars   Percent     Dollars   Percent
                                -------   -------    -------   -------     -------   -------     -------   -------
                                                             (Dollars in thousands)

Local/regional <1>.........     $ 28,323    50.2     $ 26,403    51.5     $  78,698    48.4     $  73,964    47.7
National <2>...............       24,228    43.0       21,281    41.5        70,487    43.3        62,116    40.0
Network compensation <3>...          836     1.5          841     1.6         2,191     1.3         2,313     1.5
Political <4>..............          512     0.9          330     0.6         1,426     0.9         7,181     4.6
Trade & barter <5>.........        2,133     3.8        1,951     3.8         6,648     4.1         5,951     3.8
Other revenue <6>..........          337     0.6          502     1.0         3,267     2.0         3,733     2.4
                                --------   -----     --------   -----     ---------   -----     ---------   -----
Broadcast revenues.........       56,369   100.0       51,308   100.0       162,717   100.0       155,258   100.0
                                           =====                =====                 =====                 =====
Fees <7>...................       (1,825)              (1,561)               (5,322)               (4,805)
                                --------             --------             ---------             ---------

Operating revenues, net....     $ 54,544             $ 49,747             $ 157,395             $ 150,453
                                ========             ========             =========             =========

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

Net operating revenues for the three months ended June 30, 2001 totaled $49,747, a decrease of $4,797, or 8.8%, when compared to net operating revenues of $54,544 for the three months ended June 30, 2000. Net operating revenues decreased $6,942, or 4.4%, to $150,453 for the nine months ended June 30, 2001 as compared to $157,395 for the same period in the prior fiscal year. These decreases resulted from a general weakness in television advertising, principally represented by decreased national advertising revenue in all of the Company's markets as well as decreased local/regional advertising revenue in the Company's Washington, D.C. market. The year-to-date decrease was partially offset by significantly increased political advertising revenue in all but one of the Company's markets.

Local/regional advertising revenues decreased 6.8% and 6.0% during the three and nine months ended June 30, 2001, respectively, versus the comparable periods in Fiscal 2000. The decreases for the three and nine months ended June 30, 2001 of $1,920 and $4,734, respectively, versus the three and nine months ended June 30, 2000 were primarily attributable to decreased local/regional advertising revenues in the Washington, D.C. market.

National advertising revenues decreased $2,947 and $8,371, or 12.2% and 11.9%, for the three and nine months ended June 30, 2001, respectively, versus the comparable periods in Fiscal 2000. For both the three and nine months ended June 30, 2001, all of the Company's markets experienced decreased national advertising revenues from comparable periods in Fiscal 2000, including a substantial decrease in the strong internet-related advertising which occurred in the Washington, D.C. market, particularly during the first quarter of Fiscal 2000.

Political advertising revenues decreased $182 to $330 for the three months ended June 30, 2001 versus $512 for the three months ended June 30, 2000. The decrease was primarily due to advertising related to various local political races in several of the Company's markets with less comparable advertising in the third quarter of Fiscal 2001. Political advertising revenues increased $5,755, or 403.6%, during the nine months ended June 30, 2001 over the comparable period in Fiscal 2000. This increase was due primarily to the national presidential election and high-profile local political races affecting the Little Rock, Washington, D.C. and Lynchburg markets in November 2000 with no comparable political elections occurring during the same period of Fiscal 2000.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or nine months ended June 30, 2000 or 2001.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2001 totaled $32,540, an increase of $15, or 0.0%, compared to total operating expenses of $32,525 for the three-month period ended June 30, 2000. This net increase consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $120, a decrease in depreciation and amortization of $182 and an increase in corporate expenses of $317.

Total operating expenses for the nine-month period ended June 30, 2001 totaled $100,352, a decrease of $156, or 0.2%, compared to $100,508 for the nine months ended June 30, 2000. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $74, a decrease in depreciation and amortization of $1,175 and an increase in corporate expenses of $945.

Television   operating  expenses,   excluding   depreciation  and  amortization,
decreased $120, or 0.4%, during the three months ended June 30, 2001 and increased $74, or 0.1%, during the nine months ended June 30, 2001 as compared to the respective periods in Fiscal 2000. Television operating expenses during the nine months ended June 30, 2001 included a decrease in programming expenses related to a reduction in the number of one-time and non-recurring programming events occurring during the first quarter of Fiscal 2001 as compared to the same period in Fiscal 2000. Excluding these expenses from the prior period, television operating expenses increased 1.1% for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

Depreciation and amortization expense decreased $182 and $1,175, or 4.8% and 10.0%, for the three and nine months ended June 30, 2001, respectively, as compared to the same periods in Fiscal 2000. The decrease during the nine months ended June 30, 2001 was principally the result of the completion of the acquisition of WJSU on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU were amortized over the ten-year term of the option. Upon completion of the acquisition, the portion of the purchase price assigned to the broadcast license and network affiliation of WJSU is being amortized over its estimated useful life of 40 years.

Corporate expenses increased $317 and $945, or 29.2% and 28.8%, during the three and nine months ended June 30, 2001 over the comparable periods in Fiscal 2000. The increases were primarily due to increased personnel and key-man life insurance expenses.

Operating Income

For the three months ended June 30, 2001, operating income of $17,207 decreased $4,812, or 21.9%, when compared to operating income of $22,019 for the three months ended June 30, 2000. For the three months ended June 30, 2001, the operating margin decreased to 34.6% from 40.4% for the comparable period in Fiscal 2000. Operating income of $50,101 for the nine months ended June 30, 2001 decreased $6,786, or 11.9%, when compared to operating income of $56,887 for the same period in the prior fiscal year. For the nine months ended June 30, 2001, the operating margin decreased to 33.3% from 36.1% for the comparable period in the prior fiscal year. These decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

Operating Cash Flow

Operating cash flow of $20,838 and $60,628 for the three and nine months ended June 30, 2001, respectively, decreased $4,994 and $7,961, or 19.3% and 11.6%, as compared to $25,832 and $68,589 for the three and nine-month periods ended June 30, 2000, respectively. These decreases were primarily the result of decreased net operating revenues as discussed above. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense of $10,515 for three months ended June 30, 2001 increased $291, or 2.8%, as compared to $10,224 for the three-month period ended June 30, 2000. The increase was due to an increased average balance of debt outstanding during the three months ended June 30, 2001, partially offset by a decreased weighted average interest rate on debt.

Interest expense for the nine months ended June 30, 2001 was $31,118, a decrease of $889, or 2.8%, as compared to $32,007 for the nine-month period ended June 30, 2000. This decrease was principally due to a decreased average balance of debt outstanding during the nine-month period ended June 30, 2001.

The average balance of debt outstanding, including capital lease obligations, was $430,650 and $445,635 for the three months ended June 30, 2000 and 2001, respectively, and the weighted average interest rate on debt was 9.4% and 9.3% for the three-month periods ended June 30, 2000 and 2001, respectively.

The average balance of debt outstanding, including capital lease obligations, was $450,898 and $437,751 for the nine months ended June 30, 2000 and 2001, respectively, and the weighted average interest rate on debt was 9.4% for each of the nine-month periods ended June 30, 2000 and 2001.

Income Taxes

The provision for income taxes for the three months ended June 30, 2001 totaled $2,697, a decrease of $2,477, or 47.9%, when compared to the provision for income taxes of $5,174 for the three months ended June 30, 2000. The decrease was directly related to the $5,204, or 42.5%, decrease in the Company's income before income taxes.

The provision for income taxes for the nine months ended June 30, 2001 totaled $7,984, a decrease of $2,960, or 27.0%, when compared to the provision for income taxes of $10,944 for the nine months ended June 30, 2000. The decrease was directly related to the $5,917, or 22.7%, decrease in the Company's income before income taxes as well as the one-time recognition of a tax benefit of approximately $950 during the second quarter of Fiscal 2001 due to a recent court ruling which enabled the Company to utilize previously unrecognized local net operating loss carryforwards.

Net Income

For the three and nine months ended June 30, 2001, the Company recorded net income of $4,340 and $12,207, respectively, as compared to net income of $7,067 and $15,164 for the three and nine months ended June 30, 2000, respectively. The decreases of $2,727 and $2,957 during the three and nine months ended June 30, 2001 were due to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2000 to June 30, 2001 consisted primarily of decreases in program rights and program rights payable, which reflect the annual cycle of the underlying program contracts which generally begins in September of each year.

Liquidity and Capital Resources

As of June 30, 2001, the Company's cash and cash equivalents aggregated $7,243, and the Company had an excess of current assets over current liabilities of $29,278.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $12,607 and $13,779 for the nine months ended June 30, 2000 and 2001, respectively. The $1,172 increase in cash flows from operating activities was principally due to decreased accounts receivable as well as increased program rights, partially offset by decreased net income and increased program rights payable.

Transactions with Owners. For the nine months ended June 30, 2000 and 2001, the Company made cash advances to owners, net of repayments and certain charges, totaling $14,894 and $11,976, respectively. The Company periodically makes advances in the form of distributions to its parent. At present, the primary source of repayment of the net advances is through the ability of the Company to pay dividends or make other distributions to its parent, and there is no immediate intent for the advances to be repaid. Accordingly, these advances have been treated as a reduction of Stockholder's Investment and described as "distributions" in the Company's consolidated financial statements.

Stockholder's deficit amounted to $219,665 at June 30, 2001, a decrease of $231, or 0.1%, from the September 30, 2000 deficit of $219,896. The decrease was due to net income for the period of $12,207, substantially offset by a net increase in distributions to owners of $11,976.

Indebtedness. The Company's total debt, including the current portion of long-term debt, decreased from $427,729 at September 30, 2000 to $427,262 at June 30, 2001. This debt, net of applicable discounts, consisted of $274,254 of 9.75% Debentures, $150,000 of 8.875% Notes and $3,008 of capital lease obligations at June 30, 2001. The decrease of $467 in total debt from September 30, 2000 to June 30, 2001 was primarily due to payments under capital lease obligations, partially offset by $750 in new capital lease transactions. As of September 30, 2000, there were no amounts outstanding under the Company's $40,000 revolving credit facility. Effective March 27, 2001, the Company entered into an amended and restated revolving credit facility in the amount of $50,000. The amended and restated revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures March 27, 2006. As of June 30, 2001, there were no amounts outstanding under the amended and restated revolving credit facility.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the revolving credit facility, the Company must maintain specified levels of operating cash flow and comply with other financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2001, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee ranging from .5% to .75% per annum based on the amount of any unused portion of the revolving credit facility.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2001 will approximate $6,000. Fiscal 2001 capital expenditures are primarily for the acquisition of technical equipment and vehicles to support operations. Capital expenditures during the nine months ended June 30, 2001 totaled $5,136, of which $750 was financed through capital lease transactions.

The Company anticipates that its existing cash position, together with cash flows generated by operating activities and amounts available under its revolving credit facility will be sufficient to finance the operating cash flow requirements of its stations, debt service requirements and anticipated capital expenditures.

New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. While SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003, the Company intends to adopt this standard, as permitted, effective October 1, 2001. The Company anticipates that the application of the provisions of SFAS No. 142 will result in a significant reduction of amortization expense related to intangible assets beginning in Fiscal 2002.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At June 30, 2001, the carrying value of such debt was $424,254, the fair value was $431,188 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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


                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                            (Registrant)




     August 3, 2001                             /s/ Robert L. Allbritton
--------------------------                   -----------------------------------
           Date                              Name:  Robert L. Allbritton
                                             Title: Chairman and Chief
                                                    Executive Officer


     August 3, 2001                             /s/ Stephen P. Gibson
--------------------------                   -----------------------------------
           Date                              Name:  Stephen P. Gibson
                                             Title: Senior Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description of Exhibit                    Page No.
-----------                   ----------------------                    --------
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

 4.4        Amended and Restated  Revolving  Credit Agreement dated as         *
            of March 27, 2001 by and among  Allbritton  Communications
            Company,   certain  financial   institutions,   and  Fleet
            National  Bank, as Agent,  and Deutsche  Banc Alex.  Brown
            Inc., as Documentation Agent. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form
            10-Q, No. 333-02302, dated May 10, 2001)

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

10.20       Amended and Restated  Pledge  Agreement  dated as of March         *
            27,  2001  by  and  among  ACC,  Allbritton  Group,  Inc.,
            Allfinco,   Inc.,  and  Fleet  National  Bank,  as  Agent.
            (Incorporated   by  reference  to  Exhibit  10.20  of  the
            Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

10.21       $20,000,000 Promissory Note of ALLNEWSCO,  Inc. payable to         *
            KTUL, LLC.  (Incorporated by reference to Exhibit 10.16 of
            Company's  Form 10-K,  No.  333-02302,  dated December 22,
            1998)

----------------
*Previously filed