Form 10-K
period 2001-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2001-12-28
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the fiscal year ended September 30, 2001
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of December 27, 2001, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

As used herein, unless the context otherwise requires, the term "ACC" or the "Company" refers to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" refers to WJLA-TV, a division of ACC (operator of WJLA-TV, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT" refers to WCFT-TV, Tuscaloosa, Alabama; "WBMA" refers to WBMA-LP, Birmingham, Alabama; and "WJSU" refers to WJSU-TV, Anniston, Alabama. The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton, Chairman of the Executive Committee of the Board of Directors of ACC. "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Westfield" refers to Westfield News Advertiser, Inc., an affiliate of ACC that is wholly-owned by Joe L. Allbritton. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. "Harrisburg Television" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that owns WCFT, WJSU and WBMA. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is a majority-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, Chairman of the Board of Directors and Chief Executive Officer of ACC, that is a minority owner of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name that owns 20% of each of Harrisburg Television and TV Alabama.

                                TABLE OF CONTENTS


                                                                            PAGE

Part I
 Item 1.   Business............................................................1
 Item 2.   Properties.........................................................16
 Item 3.   Legal Proceedings..................................................18
 Item 4.   Submission of Matters to a Vote of Security Holders................18

Part II
 Item 5.    Market for Registrant's Common Equity and
                Related Stockholder Matters...................................18
 Item 6.   Selected Consolidated Financial Data...............................19
 Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................21
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........35
 Item 8.   Consolidated Financial Statements and Supplementary Data...........35
 Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure........................35

Part III
 Item 10.  Directors and Executive Officers of the Registrant.................36
 Item 11.  Executive Compensation.............................................39
 Item 12.  Security Ownership of Certain Beneficial Owners and
                Management....................................................40
 Item 13.  Certain Relationships and Related Transactions.....................41

Part IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...................................................44

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S OUTSTANDING INDEBTEDNESS AND ITS HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON THE COMPANY BY THE TERMS OF THE COMPANY'S INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION ("FCC") REGULATIONS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; AND THE VARIABILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY.

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

                                     PART I

                                ITEM 1. BUSINESS
The Company

Allbritton Communications Company ("ACC" or the "Company") itself and through subsidiaries owns and operates ABC network-affiliated television stations serving seven diverse geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (the Company operates WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. The Company's owned and operated stations broadcast to the 8th, 39th, 46th, 56th, 59th, 67th and 108th largest national media markets in the United States, respectively, as defined by the A.C. Nielsen Co. ("Nielsen"), and reach approximately 4.9% of United States television households.

WJLA is owned and operated as a division by ACC, while the Company's remaining owned and operated stations are owned by Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and WBMA). Each of these is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of

ACC. TV Alabama began programming WJSU, licensed to Anniston (Birmingham), Alabama, under a ten-year Time Brokerage Agreement (referred to herein as a Local Marketing Agreement ("LMA")) effective December 29, 1995 (the "Anniston LMA"). TV Alabama exercised its option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000. See "Owned Stations - WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama". ACC was founded in 1974 and is a subsidiary of Allbritton Group, Inc. ("AGI"), which is controlled by Perpetual Corporation, which in turn is controlled by Mr. Joe L. Allbritton, ACC's Chairman of the Executive Committee of the Board of Directors. ACC and its subsidiaries are Delaware corporations or limited liability companies. ACC's corporate headquarters is located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3910, and its telephone number at that address is (202) 789-2130.

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

Direct Broadcast Satellite ("DBS") service has recently been introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Legislation was enacted in November 1999 that permits local stations, under specified conditions, to be carried on satellite which will retransmit those signals back to the originating market. As DBS providers expand their facilities, an increasing number of local stations will be carried as "local-to-local" signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. Of the Company's stations, only WJLA and WBMA/WCFT/WJSU are currently carried on DBS systems, transmitting to the Washington, D.C. and Birmingham, Alabama markets, respectively.

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

Station Information

The following table sets forth general information for each of the Company's owned stations as of November 2001:

                                                                                    Total
                                                                        Market    Commercial    Station      Rank
       Designated                                 Network     Channel   Rank or   Competitors   Audience      in       Acquisition
       Market Area                    Station   Affiliation  Frequency  DMA<F1>  in Market<F2>  Share<F3>  Market<F4>     Date
       -----------                    -------   -----------  ---------  -------  -------------  ---------  ----------  -----------
Washington, D.C. .................      WJLA        ABC        7/VHF       8           6           20%         4        01/29/76
Birmingham (Anniston and .........
      Tuscaloosa), AL <F5> ....... WBMA/WCFT/WJSU   ABC          -        39           7           21%         2            -
           Birmingham ............      WBMA        ABC        58/UHF      -           -            -          -        08/01/97
           Anniston ..............      WJSU        ABC        40/UHF      -           -            -          -        03/22/00<F6>
           Tuscaloosa ............      WCFT        ABC        33/UHF      -           -            -          -        03/15/96
Harrisburg-Lancaster-York-Lebanon,
      PA .........................      WHTM        ABC        27/UHF     46           5           22%         2        03/01/96
Little Rock, AR ..................      KATV        ABC        7/VHF      56           5           32%         1        04/06/83
Tulsa, OK ........................      KTUL        ABC        8/VHF      59           6           34%         1        04/06/83
Roanoke-Lynchburg, VA ............      WSET        ABC        13/VHF     67           4           25%         3        01/29/76<F7>
Charleston, SC ...................      WCIV        ABC        4/VHF     108           5           16%         3        01/29/76<F7>
---------

<F1>    Represents  market rank based on the Nielsen  Station Index for November
        2001.
<F2>    Represents the total number of commercial  broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period.
<F3>    Represents the station's share of total viewing of commercial  broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F4>    Represents  the  station's  rank in the DMA  based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F5>    TV Alabama serves the Birmingham market by  simultaneously  broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6>    The Company  commenced  programming WJSU pursuant to the Anniston LMA in
        December 1995. In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU. The Company exercised its option to acquire WJSU and completed its acquisition of WJSU on March 22, 2000. See "Owned Stations - WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama".
<F7>    WSET  and  WCIV  have  been  indirectly  owned  and  operated  by Joe L.
        Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.

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

In addition, the Company constantly seeks to enhance net operating revenues at a marginal incremental cost through its use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 72 radio stations in six states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

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


Owned Stations

WJLA: Washington, D.C.

Acquired by the Company in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The Station's FCC license expires on October 1, 2004. Washington, D.C. is the eighth largest DMA, with approximately 2,128,000 television households. The Company believes that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama

The Company acquired WCFT in March 1996 and commenced programming WJSU pursuant to the Anniston LMA in December 1995. The LMA provided for the Company to supply program services to WJSU and to retain all revenues from advertising sales. In exchange, the Company paid all station operating expenses and certain management fees to the station's owner. In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU (the "Anniston Option"). The Company exercised its option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000. The Company also owns a low power television station licensed to Birmingham, Alabama (WBMA). In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating the 39th largest DMA with approximately 684,000 television households. The Birmingham DMA is served by seven commercial television stations.

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

WHTM: Harrisburg-Lancaster-York-Lebanon, Pennsylvania

Acquired by the Company in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The Station's FCC license expires August 1, 2007. Harrisburg, Pennsylvania, which consists of nine contiguous counties located in central Pennsylvania, is the 46th largest DMA, reaching approximately 618,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by five commercial television stations, one of which is a VHF station.

KATV: Little Rock, Arkansas

Acquired by the Company in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2005. The Little Rock market is the 56th largest DMA, with approximately 520,000 television households. The Little Rock market has a diversified economy, both serving as the seat of state and local government and home to commercial businesses. The Little Rock market is served by five commercial television stations.

Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2003, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 72 radio stations in six states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

KTUL: Tulsa, Oklahoma

Acquired by the Company in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The Station's FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 59th largest DMA, with approximately 503,000 television households. The Tulsa market is served by six commercial television stations.

WSET: Roanoke-Lynchburg, Virginia

Acquired by the Company in 1996, WSET has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. WSET's FCC license expires on October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 67th largest DMA, with approximately 423,000 television households. The Lynchburg DMA is served by four commercial television stations.

WCIV: Charleston, South Carolina

Acquired by the Company in 1996, WCIV has been indirectly owned and operated by Joe L. Allbritton since 1976. The Station is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. WCIV's FCC license expires on December 1, 2004. Charleston, South Carolina is the 108th largest DMA, with approximately 248,000 television households. The Charleston DMA is served by five commercial television stations.


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

Programming: Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. The Company's stations compete against in-market broadcast station competitors for off-network reruns (such as "Frasier") and first-run products (such as "The Oprah Winfrey Show") for exclusive access to those programs. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry.

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

Digital Television: The FCC has adopted rules for implementing digital (including high-definition) television ("DTV") service in the United States. Implementation of DTV is intended to improve the technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station's geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2 and 51. Under the FCC's rules, stations will be required to phase-in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. The FCC has adopted standards for the transmission of DTV signals. These standards will serve as the basis for the phased conversion to digital transmission.

The FCC established May 1, 2002 as the date by which all commercial television stations are to have implemented DTV service. The Company's stations were assigned the following digital channel allocations by the FCC: WJLA-39, WCFT-34, WJSU-58, WHTM-57, KATV-22, KTUL-58, WSET-56 and WCIV-53. Of the Company's stations, WJLA is currently operating on its assigned DTV channel. KATV has placed orders for equipment, and management anticipates that implementation of DTV service will be completed at this station during Fiscal 2002. Engineering analyses with respect to the digital channel allocations for the Company's remaining stations revealed alternate available channels that the Company believes would be better suited for these stations' DTV operations. Petitions to the FCC to modify the channel assignments have been made as follows:
WCFT-channel 34 to 3, WJSU-channel 58 to 9, WHTM-channel 57 to 10, KTUL-channel 58 to10, WSET-channel 56 to 34 and WCIV-channel 53 to 34. Upon grant of the petitions to modify the channel allocations and necessary applications to construct the facilities, these stations will begin implementing DTV service. The Company anticipates regulatory action on its outstanding petitions during Fiscal 2002, and implementation of DTV service at its remaining stations during Fiscal 2003. There is no assurance that the channel assignment modification petitions will be granted, and as a result, construction on the initially assigned channels may be necessary. The FCC has recognized that, due to exigent circumstances relating to tower construction, equipment availability and other factors, extensions of the May 1, 2002 digital operations date will be necessary, and the FCC has adopted streamlined procedures to affect such extensions.

Implementation of DTV service will impose substantial additional costs on television stations providing the new service because of the need to purchase additional equipment and because some stations will need to operate at higher utility costs. There can be no assurance that the Company's television stations will be able to increase revenue to offset such costs. The Company is unable to predict what future actions the FCC might take with respect to DTV service, nor can the Company predict the effect of the FCC's present DTV implementation plan or such future actions on its business. The Company will incur significant expense in the conversion to DTV operations and is unable to predict the extent or timing of consumer demand for any such DTV services.

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

Other Legislation: The foregoing does not purport to be a complete summary of all the provisions of the Telecommunications Act or of the regulations and policies of the FCC thereunder. Congress and the FCC have under consideration, and in the future may consider and adopt, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations. Also, certain of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its business.

Employees

As of September 30, 2001, the Company employed in full and part-time positions 856 persons, including 170 at WJLA, 132 at KATV, 126 at KTUL, 110 at WHTM, 122 at WBMA/WCFT/WJSU, 103 at WSET, 81 at WCIV and 12 in its corporate office. Of the employees at WJLA, 93 are represented by three unions: the American
Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The AFTRA collective bargaining agreement expires September 30, 2002. The DGA collective bargaining agreement expired January 16, 2000, and a successor collective bargaining agreement is currently being negotiated. The NABET/CWA collective bargaining agreement expired June 1, 1995. Members of this union have been working under a contract implemented by WJLA after impasse in its negotiations, effective February 1, 1999, and a new collective bargaining agreement is currently under negotiation. No employees of the Company's other owned stations are represented by unions. The Company believes its relations with its employees are satisfactory.

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

The following table describes the general characteristics of the Company's principal real property:

                                                               Approximate    Lease Expiration
Facility                  Market/Use         Ownership            Size              Date
--------                  ----------         ---------            ----              ----
WJLA                  Washington, D.C.
                      Office/Studio         Leased           88,828 sq. ft.    12/16/03
                      Tower/Transmitter     Joint Venture    108,000 sq. ft.      N/A

WHTM                  Harrisburg, PA
                      Office/Studio         Owned            14,000 sq. ft.       N/A
                      Tower/Transmitter     Owned            2,801 sq. ft.        N/A
                      Adjacent Land         Leased           6,808 sq. ft.     10/31/05

                      York, PA
                      Office/Studio         Leased           1,200 sq. ft.      7/01/06

KATV                  Little Rock, AR
                      Office/Studio         Owned            20,500 sq. ft.       N/A
                      Office/Studio         Leased           1,500 sq. ft.      1/31/03
                      Tower/Transmitter     Owned            188 Acres            N/A
                      Annex/Garage          Owned            67,400 sq. ft.       N/A

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


                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in thousands)

The selected consolidated financial data below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. The selected consolidated financial data for the fiscal years ended September 30, 1997, 1998, 1999, 2000 and 2001 are derived from the Company's audited Consolidated Financial Statements.

                                                           Fiscal Year Ended September 30,
                                                           -------------------------------
                                          1997           1998           1999           2000           2001
                                          ----           ----           ----           ----           ----

Statement of Operations Data:
Operating revenues, net ..............  $172,828       $182,484       $187,288       $205,307       $190,618
Television operating expenses,
    excluding depreciation and
    amortization .....................   105,630        106,147        109,549        113,617        112,865
Depreciation and amortization ........    19,652         18,922         17,471         15,660         14,271
Corporate expenses ...................     4,382          4,568          4,339          4,873          5,641
Operating income .....................    43,164         52,847         55,929         71,157         57,841
Interest expense .....................    42,870         44,340         42,154         42,212         41,682
Interest income ......................     2,433          3,339          2,760          2,893          2,798
Income before extraordinary
    items ............................       424          5,746          8,628         17,184         10,644
Extraordinary loss<F1> ...............        --         (5,155)            --             --             --
Net income ...........................       424            591          8,628         17,184         10,644

                                                                 As of September 30,
                                                                 -------------------
                                          1997           1998           1999           2000           2001
                                          ----           ----           ----           ----           ----

Balance Sheet Data:
Total assets .........................  $280,977       $279,521       $275,868       $269,934       $255,947
Total debt<F2> .......................   415,722        429,691        429,629        427,729        426,860
Stockholder's investment .............  (185,563)      (203,776)      (211,347)      (219,896)      (232,832)

                                                           Fiscal Year Ended September 30,
                                                           -------------------------------
                                          1997           1998           1999           2000           2001
                                          ----           ----           ----           ----           ----

Cash Flow Data<F3>:
Cash flow from operating
     activities ......................   $15,551        $28,022        $28,302        $33,579        $27,530
Cash flow from investing activities ..   (17,363)        (8,190)        (9,809)        (8,354)        (5,684)
Cash flow from financing activities ..    (2,875)       (13,404)       (17,905)       (27,749)       (26,119)

                                                           Fiscal Year Ended September 30,
                                                           -------------------------------
                                          1997           1998           1999           2000           2001
                                          ----           ----           ----           ----           ----

Financial Ratios and Other Data:
Operating Cash Flow<F4> ..............   $62,816        $71,769        $73,400        $86,817        $72,112
Operating Cash Flow Margin<F5> .......     36.3%          39.3%          39.2%          42.3%          37.8%
Capital expenditures .................    12,140          8,557          9,849          5,048          5,711



<F1>    The  extraordinary  loss  during  Fiscal  1998  resulted  from the early repayment of long-term debt.
<F2>    Total debt is defined as long-term debt  (including the current  portion thereof, and net of discount), short-term debt and capital lease obligations.
<F3>    Cash flows from  operating,  investing  and  financing  activities  were determined in accordance with generally accepted accounting principles. See "Consolidated Financial Statements - Consolidated Statements of Cash Flows".
<F4>    "Operating Cash Flow" is defined as operating  income plus  depreciation and amortization. Programming expenses are included in television operating expenses. The Company has included Operating Cash Flow data because it understands that such data is used by investors to measure a company's ability to fund its operations and service debt. Operating
        Cash Flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.
<F5>    "Operating  Cash Flow  Margin" is defined  as  Operating  Cash Flow as a percentage of operating revenues, net.


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

The Company previously programmed WJSU pursuant to the Anniston LMA. In connection with the Anniston LMA, the Company entered into an option to purchase the assets of WJSU. The Company exercised its option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000. The consolidated results of operations of the Company include operating revenues and operating expenses of WJSU from December 29, 1995 to March 21, 2000 pursuant to the terms of the Anniston LMA, and since March 22, 2000 as an owned station. Upon acquisition of WJSU, the Company was no longer required to pay fees approximating $360 annually that were paid in connection with the previously existing local marketing agreement.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because the Company relies on sales of advertising time for substantially all of its revenues, its operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which the Company's stations operate. For Fiscal 1999, 2000 and 2001, WJLA accounted for approximately one-half of the Company's total revenues. As a result, the Company's results of operations are highly dependent on WJLA and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which the Company's stations operate. The Company is also dependent on automotive-related advertising. Approximately 25%, 26% and 27% of the Company's total broadcast revenues for the years ended September 30, 1999, 2000 and 2001, respectively, consisted of automotive-related advertising. A significant decrease in such advertising in the future could materially and adversely affect the Company's operating results.

Operating Revenues

 The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the last three fiscal years and the percentage contribution of each to the total broadcast revenues of the Company, before fees.


                                                 Fiscal Year Ended September 30,
                                                 -------------------------------
                                      1999                    2000                    2001
                                      ----                    ----                    ----
                               Dollars    Percent      Dollars    Percent      Dollars    Percent
                               -------    -------      -------    -------      -------    -------

Local/regional<F1> .........  $ 94,393     48.8%      $101,619     47.9%      $ 95,069     48.3%
National<F2> ...............    77,077     39.9%        90,168     42.5%        78,225     39.8%
Network compensation<F3> ...     5,668      2.9%         2,930      1.4%         2,975      1.5%
Political<F4> ..............     4,191      2.2%         4,826      2.3%         8,201      4.2%
Trade and barter<F5> .......     8,181      4.2%         8,748      4.1%         7,704      3.9%
Other revenues<F6> .........     3,879      2.0%         3,968      1.8%         4,568      2.3%
                              --------    ------      --------    ------      --------    ------
Broadcast revenues .........   193,389    100.0%       212,259    100.0%       196,742    100.0%
                                          ======                  ======                  ======
Fees<F7> ...................    (6,101)                 (6,952)                 (6,124)
                              --------                --------                --------
Operating revenues, net ....  $187,288                $205,307                $190,618
                              ========                ========                ========

----------

<F1>    Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers.
<F2>    Represents sale of advertising  time to agencies  representing  national advertisers.
<F3>    Represents  payment by networks for  broadcasting  or promoting  network programming.
<F4>    Represents sale of advertising time to political advertisers.
<F5>    Represents  value of  commercial  time  exchanged for goods and services
        (trade) or syndicated programs (barter).
<F6>    Represents   miscellaneous  revenue,   principally  from  the  sales  of
        University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.
<F7>    Represents fees paid to national sales representatives and fees paid for music licenses.


Local/regional and national advertising constitute the Company's largest categories of operating revenues, collectively representing approximately 90% of the Company's total broadcast revenues in each of the last three fiscal years. Although the total percentage contribution of local/regional and national advertising has been relatively constant over such period, the growth rate of local/regional and national advertising revenues varies annually based upon the demand and rates for local/regional advertising time versus national advertising time in each of the Company's markets. Local/regional advertising revenues increased 2.2% and 7.7% in Fiscal 1999 and 2000, respectively, and decreased 6.4% in Fiscal 2001. National advertising revenues increased 2.0% and 17.0% in Fiscal 1999 and 2000, respectively, and decreased 13.2% in Fiscal 2001. Each other individual category of revenues represented less than 5.0% of the Company's total revenues for each of the last three fiscal years.

Results of Operations - Fiscal 2001 Compared to Fiscal 2000

As compared to Fiscal 2000, the Company's results of operations for Fiscal 2001 principally reflect a decrease in net operating revenues. This decrease resulted from a general weakness in television advertising, principally represented by decreased national advertising revenue in all of the Company's markets as well as decreased local/regional advertising revenue in the Washington, D.C. market. The decreases in national and local/regional advertising revenues were partially offset by significantly increased political advertising revenue in all but one of the Company's markets.

Additionally,  the  Company's  net  operating  revenues  for  Fiscal  2001  were adversely impacted by the tragic events of September 11, 2001. The Company estimates that it lost advertising revenues of up to $2,500 due to commercial-free news coverage and advertiser cancellations during the period following September 11, 2001.

Set forth below are selected consolidated financial data for Fiscal 2000 and 2001, respectively, and the percentage change between the years.

                                           Fiscal Year Ended September 30,
                                           -------------------------------
                                                                          Percentage
                                                 2000          2001         Change
                                                 ----          ----         ------

     Operating revenues, net .............     $205,307      $190,618       (7.2)%
     Total operating expenses ............      134,150       132,777       (1.0)%
                                               --------      --------
     Operating income ....................       71,157        57,841      (18.7)%
     Nonoperating expenses, net ..........       40,723        39,935       (1.9)%
     Income tax provision ................       13,250         7,262      (45.2)%
                                               --------      --------

     Net income ..........................     $ 17,184      $ 10,644      (38.1)%
                                               ========      ========

     Operating cash flow .................     $ 86,817      $ 72,112      (16.9)%
                                               ========      ========


Net Operating Revenues

Net operating revenues for Fiscal 2001 totaled $190,618, a decrease of $14,689 or 7.2%, as compared to Fiscal 2000. This decrease resulted principally from decreased national advertising revenue in all of the Company's markets as well as decreased local/regional advertising revenue in the Washington, D.C. market. The decreases in national and local/regional advertising revenues were partially offset by significantly increased political advertising revenue in all but one of the Company's markets.

Additionally,  the  Company's  net  operating  revenues  for  Fiscal  2001  were adversely impacted by the tragic events of September 11, 2001. The Company estimates that it lost advertising revenues of up to $2,500 due to commercial-free news coverage and advertiser cancellations during the period following September 11, 2001.

Local/regional advertising revenues decreased $6,550, or 6.4%, from Fiscal 2000. The decrease was primarily attributable to decreased local/regional advertising revenues in the Washington, D.C. market.

National advertising revenues decreased $11,943, or 13.2%, in Fiscal 2001 from the prior fiscal year. All of the Company's markets contributed to this decrease. There was a substantial decrease in internet-related advertising which had contributed to the strong growth of the Washington, D.C. market during Fiscal 2000.

Political advertising revenues increased by $3,375, or 69.9%, in Fiscal 2001 from Fiscal 2000. This increase was primarily due to the national presidential election and high-profile local political races affecting the Little Rock, Washington, D.C. and Lynchburg markets in November 2000. The increase was partially offset by Fiscal 2000 political advertising leading up to the national presidential and local elections in November 2000.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during Fiscal 2001 or 2000.

Total Operating Expenses

Total operating expenses in Fiscal 2001 were $132,777, a decrease of $1,373, or 1.0%, compared to total operating expenses of $134,150 in Fiscal 2000. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $752, a decrease in depreciation and amortization of $1,389 and an increase in corporate expenses of $768.

Television operating expenses, excluding depreciation and amortization, totaled $112,865 in Fiscal 2001, a decrease of $752, or 0.7%, when compared to television operating expenses of $113,617 in Fiscal 2000. Television operating expenses during Fiscal 2001 included a decrease in programming expenses related to a reduction in the number of one-time and non-recurring programming events occurring during the first and fourth quarters of Fiscal 2001 as compared to the same periods in Fiscal 2000. Excluding these expenses from the prior period, television operating expenses increased 1.2% during Fiscal 2001.

Depreciation  and  amortization  expense  of $14,271  in Fiscal  2001  decreased
$1,389, or 8.9%, from $15,660 in Fiscal 2000. The decrease was primarily attributable to the completion of the acquisition of WJSU on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU were amortized over the ten-year term of the option. Since completion of the acquisition, the portion of the purchase price assigned to the broadcast license of WJSU is being amortized over its estimated useful life of 40 years.

Corporate expenses in Fiscal 2001 increased $768, or 15.8%, from Fiscal 2000. The increase was primarily due to increased personnel and key-man life insurance expenses.

Operating Income

Operating income of $57,841 in Fiscal 2001 decreased $13,316, or 18.7%, compared to operating income of $71,157 in Fiscal 2000. The operating profit margin in Fiscal 2001 decreased to 30.3% from 34.7% for the prior fiscal year. The decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

Operating Cash Flow

Operating cash flow decreased to $72,112 in Fiscal 2001 from $86,817 in Fiscal 2000, a decrease of $14,705, or 16.9%. This decrease was primarily the result of decreased net operating revenues as discussed above. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense decreased by $530, or 1.3%, from $42,212 in Fiscal 2000 to $41,682 in Fiscal 2001. This decrease was principally due to a decreased average balance of debt outstanding during Fiscal 2001. The average balance of debt outstanding, including capital lease obligations, was $445,403 and $441,619 for Fiscal 2000 and 2001, respectively, and the weighted average interest rate on debt was 9.4% for each of the years ended September 30, 2000 and 2001.

Income Taxes

The provision for income taxes in Fiscal 2001 of $7,262 decreased by $5,988, or 45.2%, when compared to the provision for income taxes of $13,250 in Fiscal 2000. The decrease was directly related to the $12,528, or 41.2%, decrease in the Company's income before income taxes as well as the one-time recognition of a tax benefit of approximately $950 during Fiscal 2001 due to a court ruling which enabled the Company to utilize a previously unrecognized local net operating loss carryforwards.

Net Income

Net income for Fiscal 2001 of $10,644 decreased $6,540, or 38.1%, when compared to net income of $17,184 in Fiscal 2000. The decrease in net income was attributable to the decline in operating results for Fiscal 2001 as discussed above.

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

                                           Fiscal Year Ended September 30,
                                           -------------------------------
                                                                          Percentage
                                                 1999          2000         Change
                                                 ----          ----         ------

     Operating revenues, net .............     $187,288      $205,307         9.6%
     Total operating expenses ............      131,359       134,150         2.1%
                                               --------      --------
     Operating income ....................       55,929        71,157        27.2%
     Nonoperating expenses, net ..........       40,584        40,723         0.3%
     Income tax provision ................        6,717        13,250        97.3%
                                               --------      --------

     Net income ..........................     $  8,628      $ 17,184        99.2%
                                               ========      ========

     Operating cash flow .................     $ 73,400      $ 86,817        18.3%
                                               ========      ========


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

Depreciation and amortization expense of $15,660 in Fiscal 2000 decreased $1,811, or 10.4%, from $17,471 in Fiscal 1999. The decrease was primarily attributable to decreased depreciation on the assets acquired in Birmingham and Harrisburg during Fiscal 1996. Additionally, amortization expense decreased during Fiscal 2000 as a result of the completion of the acquisition of WJSU on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU were amortized over the ten-year term of the option. Since completion of the acquisition, the portion of the purchase price assigned to the broadcast license of WJSU is being amortized over its estimated useful life of 40 years.

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

Liquidity and Capital Resources

Cash Provided by Operations

The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As reported in the
Consolidated Statements of Cash Flows, the Company's net cash provided by operating activities was $33,579 and $27,530 for Fiscal 2000 and 2001, respectively. The $6,049 decrease in cash flows from operating activities was primarily due to the $6,540 decrease in net income as well as changes in program rights payable and accounts receivable. The Company made cash payments for programming of approximately $24,000 during Fiscal 2001 as compared to approximately $20,500 during Fiscal 2000. This resulted in a decrease in program rights payable of $1,120 during Fiscal 2001 as compared to an increase in program rights payable of $2,432 during Fiscal 2000. These changes in net income and program rights payable were partially offset by a decrease in accounts receivable of $2,402 during Fiscal 2001 as compared to an increase in Fiscal 2000 of $3,183. Accounts receivable increased during Fiscal 2000 due to the related revenue increase, while accounts receivable decreased during Fiscal 2001 due to the related revenue decrease.

Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. For Fiscal 1999, 2000 and 2001, the Company made cash advances net of repayments to Perpetual of $16,199, $25,733 and $23,580, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, during Fiscal 1999, 2000 and 2001, the Company was charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $4,328, $8,808 and $4,500, respectively.

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

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future. Subsequent to September 30, 2001 and through November 14, 2001, the Company received net repayments of distributions to owners of $611.

Indebtedness

The Company's total debt, including the current portion of long-term debt, decreased from $427,729 at September 30, 2000 to $426,860 at September 30, 2001. This debt, net of applicable discounts, consists of $274,283 of the 9.75% Senior Subordinated Debentures due November 30, 2007; $150,000 of the 8.875% Senior Subordinated Notes due February 1, 2008; and $2,577 of capital lease obligations. The decrease of $869 in total debt from September 30, 2000 to September 30, 2001 was primarily due to a net decrease in capital lease obligations.

Effective March 27, 2001, the Company entered into an amended and restated revolving credit facility in the amount of $50,000. The amended and restated revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus .25% or LIBOR plus 1.5% depending on certain financial operating tests. As of September 30, 2001, there were no amounts outstanding under the amended and restated revolving credit facility.

Under the existing borrowing agreements, the Company is subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the revolving credit facility, the Company must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2001, the Company was in compliance with those financial covenants. The revolving credit facility was amended on December 19, 2001 to adjust certain of the financial covenants for the next fiscal year. Management believes that the amendment allows the Company sufficient operational flexibility to remain in compliance with the financial covenants. The Company is also required to pay a commitment fee ranging from .5% to .75% per annum based on the amount of any unused portion of the revolving credit facility.

Other Uses of Cash

During Fiscal 1999, 2000 and 2001, the Company made $11,377,  $5,048 and $6,461, respectively, of capital expenditures, of which $1,528 and $750 were financed through capital lease transactions during Fiscal 1999 and 2001, respectively. The increased level of capital expenditures during Fiscal

1999 related primarily to completion of the project enabling WJLA to simultaneously broadcast its programming over its second channel authorized to transmit a digital television signal as well as an expansion to the Company's Tulsa office and studio facility. The Company anticipates that capital expenditures will significantly increase during Fiscal 2002 due to the relocation and technical upgrade of WJLA's studio and office facilities. At this time, the Company estimates that capital expenditures for Fiscal 2002 will approximate $22,000 and will primarily be for the buildout of studio and office space and acquisition of technical equipment for WJLA, the implementation of DTV service at the Company's Little Rock station and the acquisition of technical equipment and vehicles to support ongoing operations across the Company's stations. Management expects that the source of funds for these anticipated capital expenditures will be cash provided by operations and capital lease transactions. The Company has an annually renewable lease credit facility, presently in the amount of $5,000, for the purpose of financing capital expenditures. Interest rates under the lease credit facility are based upon the lessor's cost of funds and are fixed over the five-year term of each respective lease. This facility expires on June 30, 2002 and is renewable annually on mutually satisfactory terms. The Company currently intends to renew and increase the amount of this facility. At September 30, 2001, $750 was outstanding under this lease credit facility, and $1,827 was outstanding under a previous lease credit facility.

The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 1999, 2000 and 2001, the Company made cash payments of approximately $17,200, $20,500 and $24,000, respectively, for rights to television programs. Cash payments for programming increased $3,300 during Fiscal 2000 as compared to Fiscal 1999 primarily due to an increase in programming costs. Cash payments for programming increased $3,500 during Fiscal 2001 as compared to Fiscal 2000 primarily due to the timing of cash payments. As of September 30, 2001, the Company had commitments  to acquire  further  program  rights  through  September  30,  2006 totaling $47,815 and anticipates cash payments for program rights will approximate $22,000 per year for the foreseeable future. The Company currently intends to fund these commitments with cash provided by operations.

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

ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2001, 75% of the assets of ACC were held by operating subsidiaries and for

Fiscal 2001, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

New Accounting Standards

SFAS No. 141, "Business Combinations," was issued in July 2001 and is effective for all business combinations with acquisition dates after June 30, 2001. The pronouncement eliminates the pooling-of-interest method of accounting for business combinations and addresses the accounting for intangible assets acquired as part of a business combination. Adoption of SFAS No. 141 has had no impact on the Company's financial position or results of operations as the Company has not entered into any business combinations since June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003. The Company estimates that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, the Company will perform the first of the required impairment tests on its indefinite lived intangible assets. The Company has not yet determined what the effect, if any, of these tests will be on the Company's financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 to address diversity in practice for recognizing obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 to establish a single accounting model for long-lived assets to be disposed of by sale and to address issues surrounding the impairment of long-lived assets. These standards are effective for the Company's fiscal year ending September 30, 2003 and will not have a material impact on the Company's financial position or results of operations.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

At September 30, 2001, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At September 30, 2001, the carrying value of such debt was $424,283, the fair value was $425,000 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.


                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

See Index on page F-1.


                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

    Executive officers and directors of ACC are as follows:

        Name               Age         Title
        ----               ---         -----
Joe L. Allbritton          76      Chairman of the Executive Committee and Director
Barbara B. Allbritton      64      Executive Vice President and Director
Robert L. Allbritton       32      Chairman, Chief Executive Officer and Director
Lawrence I. Hebert         55      Vice Chairman and Director
Frederick J. Ryan, Jr.     46      Vice Chairman, President, Chief Operating Officer
                                   and Director
Jerald N. Fritz            50      Senior Vice President, Legal and Strategic Affairs,
                                   General Counsel
Stephen P. Gibson          36      Senior Vice President and Chief Financial Officer

JOE L. ALLBRITTON is the founder of ACC and was Chairman of the Board of Directors from its inception until 1998. In April 1998, Mr. Allbritton became Chairman of the Executive Committee of the Board of Directors of ACC. In addition to his position with ACC, Mr. Allbritton has served as Senior Chairman of the Board of Riggs National Corporation ("Riggs") (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) since February 2001, and Chairman of the Board of Riggs from 1982 to 2001; Chairman of the Board and Chief Executive Officer of Riggs Bank N.A. ("Riggs Bank") from 1983 to 2001; Director of Riggs Bank Europe Ltd. from 1986 to 2001 and its Chairman of the Board from 1992 to 2001; Chairman of the Board and owner since 1958 of Perpetual (indirect owner of ACC and majority owner through Allnewsco of NewsChannel 8, a Virginia-based cable programming service); Chairman of Allnewsco from its inception in 1990 to 2001; Chairman of the Board and owner since 1988 of Westfield; Chairman of the Board of WSET since 1976; a Manager of KATV, KTUL and WCIV since 1997; Chairman of the Board of Allfinco from 1995 to 1997; Chairman of the Board of Harrisburg Television and TV Alabama since 1996; Chairman of the Board of AGI and Allbritton Jacksonville, Inc. ("AJI") from 1996 to 2001; Chairman of the Board of Allbritton New Media, Inc. ("ANMI") from 1999 to 2001; and a Trustee and President of The Allbritton Foundation since 1971. Mr. Allbritton is the husband of Barbara B. Allbritton and the father of Robert L. Allbritton. See "Certain Relationships and Related Transactions".

BARBARA B. ALLBRITTON has been a Director of ACC since its inception, an Executive Vice President since 2001 and a Vice President from 1980 to 2001. In addition to her position with ACC, Mrs. Allbritton has been a Director of Riggs Bank since 1991; a Director of Riggs from 1991 to 1999; a Director of WSET since 1976 and a Vice President of WSET from 1976 to 2001; a Vice President of Perpetual since 1978 and a Director of Perpetual since 1992; a Director of Allnewsco since 1990; a Trustee and Vice President of The Allbritton Foundation since 1971; a Director of Allfinco from 1995 to 1997; a Director of Harrisburg Television and TV Alabama since 1996; a

Manager of KATV, KTUL and WCIV since 1997; a Director of ANMI since 1999; and a Director of AGI and AJI since 1996. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See "Certain Relationships and Related Transactions".

ROBERT L.  ALLBRITTON  has been  Chairman  of the Board of  Directors  and Chief
Executive Officer of ACC since February 2001 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. He served as Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and as President of ACC from 1998 to 2001. In addition to his positions with ACC, Mr. Allbritton has been the Chairman of the Board of
Directors and Chief Executive Officer of Riggs since February 2001 and a Director of Riggs since 1994; Chairman of the Board of Directors of Riggs Bank since February 2001 and a Director of Riggs Bank from 1994 to 1997 and since February 2001; a Director of Riggs Bank Europe Ltd. since 1994; President and a Director of ANMI since 1999 and Chairman of the Board of ANMI since 2001; President and a Manager of Irides, LLC ("Irides") since 1999; a Director of Allnewsco since 1992 and Chairman of the Board of Allnewsco since 2001; and a Trustee and Vice President of The Allbritton Foundation since 1992. He has been a Director of Perpetual since 1993 and Vice Chairman of the Board and Executive Vice President of Perpetual since 2001; Vice President of Westfield since 2001; Director of Allfinco from 1995 to 1997 and President of Allfinco since 1995; Director of Harrisburg Television since 1995, its President from 1995 to 1999 and a Vice President of Harrisburg Television since 1999; Director of TV Alabama since 1996, Vice President from 1996 to 1999 and President since 1999; Vice President and a Director of AGI from 1996 to 2001 and Chairman of the Board since 2001; Vice President of AJI from 1996 to 1999, President since 1999, a Director of AJI since 1996 and Chairman of the Board since 2001; President of WSET since 1999 and a Director since 2001; and President of KTUL from 1997 to 2001 and Vice President since 2001. He has been a Manager of KATV, KTUL and WCIV since 1997, and he has been President of WCIV since 2001. He is the son of Joe
L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions".

LAWRENCE I. HEBERT has been Vice Chairman of the Board of ACC since February 2001 and a Director of ACC since 1981. He also serves as a member of the Executive Committee of the Board of Directors of ACC. He served as Vice Chairman of the Board of ACC from 1983 to 1998, President from 1984 to 1998, and Chairman of the Board and Chief Executive Officer from 1998 to 2001. He has been a Director of Perpetual since 1980 and its President since 1981; President of Westfield since 1988; President of Westfield News Publishing, Inc. since 1991 and a Director from 1991 to 2001; a Director of WSET since 1982; a Manager of KATV, KTUL and WCIV since 1997; a Director of Allnewsco since 1989; President and a Director of ATP since 1988; a Vice President and a Director of Allfinco from 1995 to 1997 and Chairman of the Board since 1997; a Director of Harrisburg Television and TV Alabama since 1995; President and a Director of AGI since 1996; a Director of AJI since 1996; and a Director and Vice President of ANMI since 1999. In addition, Mr. Hebert has served as President and Chief Executive Officer of Riggs Bank since February 2001; Vice Chairman of the Board of Riggs from 1988 to 1993, and a Director of Riggs since 1988; a Director of Riggs Bank Europe Ltd. since 1987; a Director of Riggs Bank from 1981 to 1988; a Director of Allied Capital Corporation (venture capital fund) since 1989; and a Trustee of The Allbritton Foundation since 1997.

FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer of ACC since 1998 and a Director and Vice Chairman of ACC since 1995. He served as Senior Vice President of ACC from 1995 to 1998 and Executive Vice President of ACC from 1998 to 2001. He is also Executive Vice President of KATV, KTUL, WSET, WCIV, Harrisburg Television, TV Alabama, AJI and Allnewsco as well as Vice President of ANMI. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, a Director of Ford's Theatre and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a Director of Riggs Bank and Chairman of its International Committee since April 2000; a Director of Riggs Bank Europe Ltd. in London since 1996; and was a member of the Board of Consultants for Riggs Bank (1996-2000).

JERALD N. FRITZ has been a Senior Vice President of ACC since February 2001, and Vice President of ACC from 1987 to 2001, serving as its General Counsel and overseeing strategic planning and governmental affairs. He also has served as a Vice President of Westfield and ATP since 1989, a Vice President of Allnewsco since 1990 and a Vice President of Allfinco since 1995. He has been a Vice President of AGI since 1996 and a Vice President of ANMI and Irides since 1999. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff, Legal Counsel to the Chairman and Chief of the Common Carrier Bureau's Tariff Division. Mr. Fritz practiced law with the Washington, D.C. firm of Pierson, Ball & Dowd, specializing in communications law from 1978 to 1981 and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his legal career with the FCC in 1976 and began his career in broadcasting in 1973 with WGN-TV, Chicago. He currently serves as an elected director of the National Association of Broadcasters ("NAB") and a member of the Governing Committee of the Communications Forum of the American Bar Association. He serves on the Futures and Copyright Committees of the NAB and the Legislative Committee of the ABC Affiliates Association.

STEPHEN P. GIBSON has been a Senior Vice President of ACC since February 2001 and a Vice President since 1997. He has served as Chief Financial Officer since 1998 and Controller from 1997 when he joined the Company to 1998. He is also Vice President of Perpetual, Westfield, AGI, KATV, KTUL, WSET, WCIV, Allfinco, Harrisburg Television, TV Alabama, ATP, AJI, Allnewsco, ANMI and Irides. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to the Company's Chief Executive Officer and the four most highly compensated Company executive officers for Fiscal 2001, 2000 and 1999:

                                    Summary Compensation Table<F1>
                                    ------------------------------

      Name and                    Fiscal                               Other Annual       All Other
 Principal Position                Year       Salary         Bonus     Compensation     Compensation
 ------------------                ----       ------         -----     ------------     ------------

Joe L. Allbritton                  2001      $550,000                                    $135,100<F3>
  Chairman of the Executive        2000       550,000                                     121,700<F3>
  Committee                        1999       550,000                                     112,500<F3>

Robert L. Allbritton<F1><F2>       2001       250,000       $75,000
  Chairman and Chief               2000       200,000        75,000
  Executive Officer                1999       200,000        55,000

Lawrence I. Hebert<F1><F2>         2001       200,000        75,000
  Vice Chairman                    2000       200,000        75,000
                                   1999       200,000        55,000

Frederick J. Ryan, Jr.<F1><F4>     2001       217,500        75,000                         5,400<F5>
 President and Chief               2000       200,000        75,000                         4,700<F5>
 Operating Officer                 1999       200,000        55,000                         5,900<F5>

Jerald N. Fritz<F6>                2001       200,000        55,000                         5,500<F5>
 Senior Vice President, Legal      2000       180,000        50,000                         4,600<F5>
 and Strategic Affairs             1999       170,000        55,000                         5,000<F5>
----------

<F1>    In February  2001,  Robert L.  Allbritton  was named  Chairman and Chief
        Executive Officer of ACC,  succeeding  Lawrence I. Hebert, and Frederick
        J.  Ryan,  Jr.  was  named  President  of  ACC,   succeeding  Robert  L.
        Allbritton.
<F2>    Robert L. Allbritton,  Chairman and Chief Executive  Officer of ACC, and
        Lawrence I. Hebert, Vice Chairman of ACC, are paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and included as compensation above. In addition, Mr. Robert L. Allbritton is paid management fees directly by ACC which are also included as compensation above.
<F3>    Represents the imputed premium cost related to certain split dollar life insurance policies on the life of Mr. Joe L. Allbritton. The annual premiums on such policies are paid by ACC. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F4>    Frederick J. Ryan, Jr. receives  additional  compensation from Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including the Company. This additional compensation is not allocated among these interests, and the Company does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan. The portion of the additional compensation paid by Perpetual to Mr. Ryan that may be attributable to his services to the Company has not been quantified. Such portion is not material to the consolidated financial condition or results of operations of the Company.
<F5>    These  amounts  reflect  annual  contributions  by ACC to the  Company's
        401(k) Plan.
<F6>    Jerald N. Fritz is paid  compensation by ACC for services to the Company and Perpetual. Perpetual has reimbursed ACC for $22,000, $31,000 and $34,000 of the compensation shown in the table for Mr. Fritz in Fiscal 1999, 2000 and 2001, respectively.


The Company does not have a Compensation Committee of its Board of Directors. Compensation of executive officers is determined by Joe L. Allbritton, Robert L. Allbritton and Lawrence I. Hebert. Directors of the Company are not separately compensated for membership on the Board of Directors.


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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (Dollars in thousands)


Distributions to Related Parties

The Company periodically makes advances in the form of distributions to Perpetual. For Fiscal 2001, the Company made cash advances to Perpetual of $197,680 and Perpetual made repayments on these cash advances of $174,100. Accordingly, the net change in distributions to related parties during Fiscal 2001 was an increase of $23,580. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, the Company was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $4,500. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual, the Company earned interest income from Perpetual in the amount of $213. See "Income Taxes".

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

Under the terms of the Company's borrowing agreements, future advances, distributions and dividends to related parties are subject to certain restrictions. The Company anticipates that, subject to such restrictions, ACC will make distributions and loans to related parties in the future. Subsequent to September 30, 2001 and through November 14, 2001, the Company received net repayments of distributions to owners of $611.

Management Fees

Management fees of $500 were paid to Perpetual by the Company for Fiscal 2001. The Company also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 2001 in the amount of $550 and $200, respectively. The Company expects to pay management fees to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton during Fiscal 2002 of approximately $650, $550 and $200, respectively. The Company believes that payments to Perpetual, Mr. Joe L. Allbritton and Mr. Robert L. Allbritton will continue in the future and that the amount of the management fees is at least as favorable to the Company as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs. According to the most recently filed Schedule 13D amendment, approximately 41.3% of the common stock of Riggs is deemed to be beneficially owned by Riggs' Senior Chairman, Joe L. Allbritton, and 7.2% of the common stock is deemed to be beneficially owned by Riggs' director, Barbara B. Allbritton, including in each case 7.1% of the common stock of which Mr. and Mrs. Allbritton share beneficial ownership. During Fiscal 2001, ACC paid Riggs Bank $297 for the office space. ACC expects to pay approximately $325 for such space during Fiscal 2002. Management believes the same terms and conditions would have prevailed had they been negotiated with a nonaffiliated company.

Local Advertising Revenues

Although WJLA did not receive any local advertising revenues from Riggs Bank during Fiscal 2001, it is anticipated that Riggs Bank may advertise on WJLA in the future. The amount of total advertising it may purchase for Fiscal 2002 is unknown. Management believes that the terms of the transactions would be substantially the same or at least as favorable to ACC as those prevailing for comparable transactions with or involving nonaffiliated companies.

Company Aircraft

On several occasions during Fiscal 2001, Riggs utilized the Company's aircraft and was charged $20 for such usage. It is unknown whether Riggs will utilize the aircraft during Fiscal 2002. The rates charged for use of the aircraft represent the maximum rates allowed by the Federal Aviation Administration for non-charter companies. Such rates are not comparable to rates charged by charter companies.

Internet Services

The Company has entered into various agreements with Irides, LLC ("Irides") to provide certain of the Company's stations with web site design, hosting and maintenance services. Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. The Company incurred fees of $68 to Irides during Fiscal 2001, and the Company expects to pay fees to Irides during Fiscal 2002 for services performed of approximately $70. Management believes that the terms and conditions of the agreements would be substantially the same or at least as favorable to the Company as those prevailing for comparable transactions with or involving nonaffiliated companies.

                                     PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements

        See Index on p. F-1 hereof.

    (2) Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

        See Index on p. F-1 hereof.

    (3) Exhibits

        See Index on p. A-1 hereof.

(b) No reports on Form 8-K were filed during the fourth quarter of Fiscal 2001.

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants..........................................  F-2
Consolidated Balance Sheets as of September 30, 2000 and 2001..............  F-3
Consolidated Statements of Operations and Retained Earnings
   for Each of the Years Ended September 30, 1999, 2000 and 2001...........  F-4
Consolidated Statements of Cash Flows for Each of the Years Ended
   September 30, 1999, 2000 and 2001.......................................  F-5
Notes to Consolidated Financial Statements.................................  F-6
Financial Statement Schedule for the Years Ended
   September 30, 1999, 2000 and 2001
   II- Valuation and Qualifying Accounts and Reserves...................... F-19


   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Stockholder
Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Washington, D.C.
November 14, 2001

                                 ALLBRITTON COMMUNICATIONS COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands except share information)

                                                                                September 30,
                                                                                -------------
                                                                              2000         2001
                                                                              ----         ----
                         ASSETS
Current assets
    Cash and cash equivalents .........................................    $  11,913    $   7,640
    Accounts receivable, less allowance for doubtful
       accounts of $1,181 and $1,034 ..................................       37,802       34,743
    Program rights ....................................................       19,945       20,145
    Deferred income taxes .............................................          967          727
    Interest receivable from related party ............................          492          492
    Other .............................................................        2,535        2,333
                                                                           ---------    ---------
       Total current assets ...........................................       73,654       66,080

Property, plant and equipment, net ....................................       42,185       38,622
Intangible assets, net ................................................      136,718      132,408
Deferred financing costs and other ....................................        8,412        8,304
Cash surrender value of life insurance ................................        8,038        9,198
Program rights ........................................................          927        1,335
                                                                           ---------    ---------
                                                                           $ 269,934    $ 255,947
                                                                           =========    =========

        LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities
    Current portion of long-term debt .................................    $   1,759    $   1,479
    Accounts payable ..................................................        3,105        2,300
    Accrued interest payable ..........................................       11,156       11,161
    Program rights payable ............................................       25,257       23,667
    Accrued employee benefit expenses .................................        4,798        4,213
    Other accrued expenses ............................................        4,503        5,003
                                                                           ---------    ---------
       Total current liabilities ......................................       50,578       47,823

Long-term debt ........................................................      425,970      425,381
Program rights payable ................................................        1,568        2,038
Deferred rent and other ...............................................        2,341        1,761
Accrued employee benefit expenses .....................................        1,644        1,815
Deferred income taxes .................................................        7,729        9,961
                                                                           ---------    ---------
       Total liabilities ..............................................      489,830      488,779
                                                                           ---------    ---------

Commitments and contingent liabilities (Note 9)
Stockholder's investment
    Preferred stock, $1 par value, 800 shares authorized, none issued..           --           --
    Common stock, $.05 par value, 20,000 shares authorized, issued
       and outstanding ................................................            1            1
    Capital in excess of par value ....................................        6,955        6,955
    Retained earnings .................................................       71,238       81,882
    Distributions to owners, net (Note 7) .............................     (298,090)    (321,670)
                                                                           ---------    ---------
       Total stockholder's investment .................................     (219,896)    (232,832)
                                                                           ---------    ---------
                                                                           $ 269,934    $ 255,947
                                                                           =========    =========

                   See accompanying notes to consolidated financial statements.

                          ALLBRITTON COMMUNICATIONS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                (Dollars in thousands)

                                                      Year Ended September 30,
                                                      ------------------------
                                                  1999          2000          2001
                                                  ----          ----          ----

Operating revenues, net ...................    $ 187,288     $ 205,307     $ 190,618
                                               ---------     ---------     ---------

Television operating expenses, excluding
   depreciation and amortization ..........      109,549       113,617       112,865
Depreciation and amortization .............       17,471        15,660        14,271
Corporate expenses ........................        4,339         4,873         5,641
                                               ---------     ---------     ---------

                                                 131,359       134,150       132,777
                                               ---------     ---------     ---------

Operating income ..........................       55,929        71,157        57,841

Nonoperating income (expense)
   Interest income
      Related party .......................        2,480         2,562         2,477
      Other ...............................          280           331           321
   Interest expense .......................      (42,154)      (42,212)      (41,682)
   Other, net .............................       (1,190)       (1,404)       (1,051)
                                               ---------     ---------     ---------

Income before income taxes ................       15,345        30,434        17,906
Provision for income taxes ................        6,717        13,250         7,262
                                               ---------     ---------     ---------

Net income ................................        8,628        17,184        10,644
Retained earnings, beginning of year ......       45,426        54,054        71,238
                                               ---------     ---------     ---------

Retained earnings, end of year ............    $  54,054     $  71,238     $  81,882
                                               =========     =========     =========


             See accompanying notes to consolidated financial statements.

                                ALLBRITTON COMMUNICATIONS COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)


                                                                  Year Ended September 30,
                                                                  ------------------------
                                                              1999          2000          2001
                                                              ----          ----          ----
Cash flows from operating activities:
   Net income .........................................    $   8,628     $  17,184     $  10,644
                                                           ---------     ---------     ---------
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization ....................       17,471        15,660        14,271
     Other noncash charges ............................        1,257         1,424         1,306
     Provision for doubtful accounts ..................          519           474           657
     (Gain) loss on disposal of assets ................           (3)           23            36
     Changes in assets and liabilities:
       (Increase) decrease in assets:
         Accounts receivable ..........................       (2,044)       (3,183)        2,402
         Program rights ...............................         (206)       (1,630)         (608)
         Other current assets .........................         (431)         (269)          202
         Other noncurrent assets ......................       (1,313)         (914)       (1,438)
         Deferred income taxes ........................          444           295           240
       Increase (decrease) in liabilities:
         Accounts payable .............................        1,051          (594)         (805)
         Program rights payable .......................        2,422         2,432        (1,120)
         Accrued employee benefit expenses ............         (255)         (140)         (414)
         Other accrued expenses .......................         (687)          933           505
         Deferred rent and other liabilities ..........         (388)         (707)         (580)
         Deferred income taxes ........................        1,837         2,591         2,232
                                                           ---------     ---------     ---------
            Total adjustments .........................       19,674        16,395        16,886
                                                           ---------     ---------     ---------
            Net cash provided by operating activities .       28,302        33,579        27,530
                                                           ---------     ---------     ---------

Cash flows from investing activities:
     Capital expenditures .............................       (9,849)       (5,048)       (5,711)
     Exercise of option to acquire assets of WJSU .....           --        (3,372)           --
     Proceeds from disposal of assets .................           40            66            27
                                                           ---------     ---------     ---------
            Net cash used in investing activities .....       (9,809)       (8,354)       (5,684)
                                                           ---------     ---------     ---------

Cash flows from financing activities:
     Deferred financing costs .........................           --            --          (804)
     Principal payments on long-term debt and
       capital leases .................................       (1,706)       (2,016)       (1,735)
     Distributions to owners, net of certain charges ..     (282,090)     (275,024)     (197,680)
     Repayments of distributions to owners ............      265,891       249,291       174,100
                                                           ---------     ---------     ---------
            Net cash used in financing activities .....      (17,905)      (27,749)      (26,119)
                                                           ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents             588        (2,524)       (4,273)
Cash and cash equivalents, beginning of year ..........       13,849        14,437        11,913
                                                           ---------     ---------     ---------
Cash and cash equivalents, end of year ................    $  14,437     $  11,913     $   7,640
                                                           =========     =========     =========

Supplemental disclosure of cash flow information:
       Cash paid for interest .........................    $  41,926     $  41,981     $  41,484
                                                           =========     =========     =========
       Cash paid for state income taxes ...............    $      48     $     529     $     911
                                                           =========     =========     =========
     Non-cash investing and financing activities:
       Equipment acquired under capital leases ........    $   1,528     $      --     $     750
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

Based upon regular assessments of its operations, the Company has determined that the economic characteristics, services, production processes, customer type and distribution methods for the Company's operations are substantially similar and have therefore been aggregated as one reportable segment.

Consolidation-The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of estimates and assumptions-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Intangible assets-Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. Additionally, prior to the completion of the Company's acquisition of WJSU on March 22, 2000, intangible assets included the option to acquire the assets of WJSU (the Option) (see Note 2). The amounts assigned to intangible assets were based on the results of independent valuations and are amortized on a straight-line basis over their estimated useful lives. Broadcast licenses are amortized over 40 years, and the premiums for favorable terms on contracts and leases are amortized over the terms of the related contracts and leases (19 to 25 years). Prior to the completion of the Company's acquisition of WJSU, the Option was amortized over the term of the Option and the associated local marketing agreement (10 years). Since completion of the acquisition, the portion of the purchase price assigned to the broadcast license of WJSU is being amortized over its estimated useful life of 40 years. The Company assesses the

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

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

Concentration of credit risk-Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2001 had an overnight repurchase agreement with a financial institution for $5,923. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

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

New pronouncements- SFAS No. 141, "Business Combinations," was issued in July 2001 and is effective for all business combinations with acquisition dates after June 30, 2001. The pronouncement eliminates the pooling-of-interest method of accounting for business combinations and addresses the accounting for intangible assets acquired as part of a business combination. Adoption of SFAS No. 141 has had no impact on the Company's financial position or results of operations as the Company has not entered into any business combinations since June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003. The Company estimates that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, the Company will perform the first of the required impairment tests on its indefinite lived intangible assets. The Company has not yet determined what the effect, if any, of these tests will be on the Company's financial position or results of operations.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 to address diversity in practice for recognizing obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 to establish a single accounting model for long-lived assets to be disposed of by sale and to address issues surrounding the impairment of long-lived assets. These standards are effective for the Company's fiscal year ending September 30, 2003 and will not have a material impact on the Company's financial position or results of operations.


NOTE 2 - LOCAL MARKETING AGREEMENT, ASSOCIATED OPTION AND ACQUISITION OF WJSU

On December 29, 1995, the Company, through an 80%-owned subsidiary, entered into a ten-year local marketing agreement (LMA) with the owner of WJSU, a television station operating in Anniston, Alabama. The LMA provided for the Company to supply program services to WJSU and to retain all revenues from advertising sales. In exchange, the Company paid all station operating expenses and certain management fees to the station's owner. In connection with the LMA, the Company entered into the Option to acquire the assets of WJSU at a cost of $15,348. The Company exercised its option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000 for additional consideration of $3,372. The total cost to acquire and exercise the Option was $18,720. The acquisition was accounted for as a purchase and accordingly, the cost of the acquired entity was assigned to the identifiable tangible and intangible assets acquired based on their fair values at the date of purchase. The consolidated results of operations of the Company include operating revenues and operating expenses of WJSU from December 29, 1995 to March 21, 2000 pursuant to the terms of the LMA, and since March 22, 2000 as an owned station.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                September 30,
                                                                -------------
                                                            2000            2001
                                                            ----            ----

        Buildings and leasehold improvements..........  $  26,572       $  26,617
        Furniture, machinery and equipment............    109,100         112,115
        Equipment under capital leases................      9,317          10,067
                                                        ---------       ---------
                                                          144,989         148,799
        Less accumulated depreciation.................   (106,334)       (114,283)
                                                        ---------       ---------
                                                           38,655          34,516
        Land..........................................      2,889           2,889
        Construction-in-progress......................        641           1,217
                                                        ---------       ---------

                                                        $  42,185       $  38,622
                                                        =========       =========

Depreciation and amortization expense was $11,801, $10,586 and $9,961 for the years ended September 30, 1999, 2000 and 2001, respectively, which includes amortization of equipment under capital leases.


NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                September 30,
                                                                -------------
                                                            2000            2001
                                                            ----            ----

        Broadcast licenses............................  $ 169,723       $ 169,723
        Other intangibles.............................      6,174           6,174
                                                        ---------       ---------
                                                          175,897         175,897
        Less accumulated amortization.................    (39,179)        (43,489)
                                                        ---------       ---------

                                                        $ 136,718       $ 132,408
                                                        =========       =========

Amortization expense was $5,670, $5,074 and $4,310 for the years ended September 30, 1999, 2000 and 2001, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 5 - LONG-TERM DEBT

Outstanding debt consists of the following:

                                                                        September 30,
                                                                        -------------
                                                                    2000             2001
                                                                    ----             ----

Senior Subordinated Debentures, due November 30, 2007
   with interest payable semi-annually at 9.75%...............  $ 275,000        $ 275,000
Senior Subordinated Notes, due February 1, 2008
   with interest payable semi-annually at 8.875%..............    150,000          150,000
Revolving Credit Agreement, maximum amount of $40,000,
   cancelled March 28, 2001, secured by the outstanding
   stock of the Company and its subsidiaries, interest
   payable quarterly at various rates from prime or LIBOR
   plus 1%, depending on certain financial operating tests....         --               --
Amended and Restated Revolving Credit Agreement,
   maximum amount of $50,000, expiring March 27, 2006,
   secured by the outstanding stock of the Company and
   its subsidiaries, interest payable quarterly at
   various rates from prime plus .25% or LIBOR plus 1.5%
   depending on certain financial operating tests.............         --               --
Master Lease Finance Agreement, expired March 1, 2000
   for new acquisitions, secured by the assets acquired,
   interest payable monthly at variable rates as
   determined on the acquisition date for each asset
   purchased (7.34%-8.93% at September 30, 2001)
   (See Note 9)...............................................      3,562            1,827
Master Equipment Lease Agreement, maximum amount of
   $5,000, expiring June 30, 2002 and renewable annually,
   secured by the assets acquired, interest payable
   monthly at variable  rates as determined on the
   acquisition date for each asset purchased (6.45%
   at September 30, 2001)(See Note 9).........................         --              750
                                                                ---------        ---------
                                                                  428,562          427,577
Less unamortized discount ....................................       (833)            (717)
                                                                ---------        ---------
                                                                  427,729          426,860
Less current maturities.......................................     (1,759)          (1,479)
                                                                ---------        ---------

                                                                $ 425,970        $ 425,381
                                                                =========        =========

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


Unamortized deferred financing costs of $7,737 and $7,351 at September 30, 2000 and 2001, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 1999, 2000 and 2001 was $1,141, $1,140 and $1,190 respectively, which is included in other nonoperating expenses.

Under the existing financing agreements, the Company is subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Revolving Credit Agreement, the Company must maintain compliance with certain financial covenants. The Company is also required to pay a commitment fee ranging from .5% to .75% per annum based on the amount of any unused portion of the Revolving Credit Agreement.

The Company estimates the fair value of its Senior Subordinated Debentures and Senior Subordinated Notes to be approximately $408,000 and $425,000 at September 30, 2000 and 2001, respectively.


NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                             Years ended September 30,
                                             -------------------------
                                          1999          2000        2001
                                          ----          ----        ----
Current
    Federal.........................    $ 3,879      $  8,498     $ 4,262
    State...........................        557         1,866         528
                                        -------      --------     -------
                                          4,436        10,364       4,790
                                        -------      --------     -------
Deferred
    Federal.........................      1,577         2,234       2,017
    State...........................        704           652         455
                                        -------      --------     -------
                                          2,281         2,886       2,472
                                        -------      --------     -------

                                        $ 6,717      $ 13,250     $ 7,262
                                        =======      ========     =======

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


The components of deferred income tax assets (liabilities) are as follows:

                                                            September 30,
                                                            -------------
                                                        2000             2001
                                                        ----             ----
Deferred income tax assets:
    State and local operating loss carryforwards...  $  2,458        $   1,902
    Accrued employee benefits......................     1,040            1,035
    Deferred rent..................................       726              512
    Allowance for accounts receivable..............       465              407
    Other..........................................       198              156
                                                     --------        ---------
                                                        4,887            4,012
    Less: valuation allowance......................    (2,404)          (1,820)
                                                     --------        ---------
                                                        2,483            2,192
                                                     --------        ---------
Deferred income tax liabilities:
    Depreciation and amortization .................    (9,245)         (11,426)
                                                     --------        ---------

Net deferred income tax liabilities................  $ (6,762)       $  (9,234)
                                                     ========        =========

The Company has approximately $42,500 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2004 through 2016. The change in the valuation allowance for deferred tax assets of $225, $166 and ($584) during the years ended September 30, 1999, 2000 and 2001, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before extraordinary loss:

                                                              Years ended September 30,
                                                              -------------------------
                                                              1999      2000      2001
                                                              ----      ----      ----

Statutory federal income tax rate .......................     34.0%     35.0%     35.0%
State income taxes, net of federal income tax benefit ...      5.5       6.7       5.9
Non-deductible expenses, principally amortization of
  certain intangible assets, insurance premiums and
  meals and entertainment ...............................      2.7       1.8       3.8
Change in valuation allowance ...........................      1.5       0.5      (3.3)
Other, net ..............................................      0.1      (0.5)     (0.8)
                                                              ----      ----      ----

Effective income tax rate ...............................     43.8%     43.5%     40.6%
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

The following summarizes these and certain other transactions with related parties:

                                                       Years ended September 30,
                                                       -------------------------
                                                  1999           2000           2001
                                                  ----           ----           ----
Distributions to owners, beginning of
   year.....................................   $ 256,158      $ 272,357      $ 298,090
Cash advances...............................     286,418        283,832        202,180
Repayment of cash advances..................    (265,891)      (249,291)      (174,100)
Charge for federal and state
   income taxes.............................      (4,328)        (8,808)        (4,500)
                                               ---------      ---------      ---------

Distributions to owners, end of year........   $ 272,357      $ 298,090      $ 321,670
                                               =========      =========      =========
Weighted average amount of non-interest
   bearing advances outstanding during
   the year.................................   $ 263,320      $ 280,149      $ 303,785
                                               =========      =========      =========

Subsequent to September 30, 2001 and through November 14, 2001, the Company received net repayments of distributions to owners of $611.

Included in distributions to owners is a $20,000 loan made in 1991 by the Company to ALLNEWSCO, Inc. (Allnewsco), an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. This amount has been included in the consolidated financial statements on a consistent basis with other cash advances to related parties. The $20,000 note receivable from Allnewsco had stated repayment terms consisting of annual principal installments approximating $2,220 commencing January 1997 through January 2005. During the years ended September 30, 1997 and 1998, the Company deferred the first two annual principal installment payments pending renegotiation of the repayment terms. Effective July 1, 1998, the note was amended to extend the maturity to January 2008 and defer all principal installments until maturity, with the principal balance also due upon demand. In exchange for the amendment, Allnewsco paid to the Company the amount of $650. This amount is included in other noncurrent liabilities in the accompanying consolidated balance sheets and is being amortized as an adjustment of interest income over the remaining term of the amended note using the interest method. The note has a stated interest rate

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


of 11.06% and interest is payable semi-annually. During each of the years ended September 30, 1999, 2000 and 2001, the Company earned interest income from this note of approximately $2,200. At September 30, 2000 and 2001, interest receivable from Allnewsco under this note totaled $492. Allnewsco is current on its interest payments.

During the years ended September 30, 1999, 2000 and 2001, the Company earned interest income from Perpetual of $227, $304 and $213, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

Management fees of $504, $500 and $500 were paid to Perpetual by the Company for the years ended September 30, 1999, 2000 and 2001, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 1999, 2000 and 2001 and to Mr. Robert L. Allbritton in the amount of $140, $190 and $200 for the years ended September 30, 1999, 2000 and 2001, respectively. Management fees are included in corporate expenses in the consolidated statements of operations.

During the year ended September 30, 2000, the Company entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. The Company paid fees of $143 and $68 to Irides during the years ended September 30, 2000 and 2001, respectively. These fees are included in television operating expenses in the consolidated statements of operations.

The Company maintains banking and advertising relationships with and leases certain office space from Riggs Bank N.A. (Riggs Bank). Riggs is a wholly-owned subsidiary of Riggs National Corporation (Riggs), of which Mr. Joe L. Allbritton is the Senior Chairman of the Board of Directors and a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs Bank at September 30, 2000 and 2001. During the year ended September 30, 2000, the Company generated $227 in advertising revenue from Riggs Bank. No revenue was generated from Riggs Bank during the years ended September 30, 1999 and 2001. Additionally, the Company incurred $275, $283 and $297 in rental expense related to office space leased from Riggs Bank for the years ended September 30, 1999, 2000 and 2001, respectively. During the year ended September 30, 2001, Riggs utilized the Company's aircraft on several occasions and was charged $20 for such usage. There was no usage of the Company's aircraft by Riggs during the years ended September 30, 1999 and 2000.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


NOTE 8 - RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $882, $899 and $773 for the years ended September 30, 1999, 2000 and 2001, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $373, $361 and $331 for the years ended September 30, 1999, 2000 and 2001, respectively.


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2017. Certain leases contain provisions for renewal and extension. Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 2001 are as follows:

                                                       Operating        Capital
Year ending September 30,                                Leases          Leases
                                                         ------          ------

   2002..............................................  $  4,439         $ 1,604
   2003..............................................     4,999             597
   2004..............................................     3,434             262
   2005..............................................     3,382             175
   2006..............................................     3,454             175
   2007 and thereafter...............................    34,542              --
                                                       --------         -------
                                                       $ 54,250           2,813
                                                       ========
Less: amounts representing imputed interest..........                      (236)
                                                                        -------
                                                                          2,577
Less: current portion................................                    (1,479)
                                                                        -------
Long-term portion of capital lease obligations.......                   $ 1,098
                                                                        =======

Rental expense under operating leases aggregated approximately $2,900, $2,900 and $3,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Dollars in thousands)


The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2001. Under these agreements, the Company must make specific minimum payments approximating the following:

    Year ending September 30,
        2002.......................................   $  3,049
        2003.......................................     19,562
        2004.......................................     17,657
        2005.......................................      7,414
        2006.......................................        133
                                                      --------
                                                      $ 47,815
                                                      ========

The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2001 approximate the following:

    Year ending September 30,
        2002.......................................    $ 6,364
        2003.......................................      1,203
        2004.......................................        359
        2005.......................................        203
        2006.......................................        212
                                                       -------
                                                       $ 8,341
                                                       =======

The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,067 during the years 2005 through 2012. At September 30, 2000 and 2001, the Company has recorded a deferred compensation liability of approximately $878 and $1,013, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the accompanying consolidated balance sheets.

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

                                                                     SCHEDULE II

                                   ALLBRITTON COMMUNICATIONS COMPANY
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        (Dollars in thousands)



                                  Balance at     Charged                                     Balance at
                                  beginning      to costs       Charged to                     end of
Classification                     of year     and expenses   other accounts   Deductions       year
--------------                     -------     ------------   --------------   ----------       ----

Year ended September 30, 1999:
  Allowance for doubtful
     accounts...................    $1,371         $519             --          $(466)<F2>     $1,424
                                    ======         ====           ====          =====          ======
  Valuation allowance
     for deferred income
     tax assets.................    $2,013         $225<F1>         --          $  --          $2,238
                                    ======         ====           ====          =====          ======

Year ended September 30, 2000:
  Allowance for doubtful
     accounts...................    $1,424         $474             --          $(717)<F2>     $1,181
                                    ======         ====           ====          =====          ======
  Valuation allowance
     for deferred income
     tax assets.................    $2,238         $166<F1>         --          $  --          $2,404
                                    ======         ====           ====          =====          ======

Year ended September 30, 2001:
  Allowance for doubtful
     accounts...................    $1,181         $657             --          $(804)<F2>     $1,034
                                    ======         ====           ====          =====          ======
  Valuation allowance
     for deferred income
     tax assets.................    $2,404         $314<F1>         --          $(898)<F3>     $1,820
                                    ======         ====           ====          =====          ======

----------

<F1>    Represents  valuation  allowance  established  related  to  certain  net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2>    Write-off of  uncollectible  accounts,  net of recoveries and collection fees.
<F3>    Represents  reduction  of  valuation  allowance  relating to certain net operating loss carryforwards.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALLBRITTON COMMUNICATIONS COMPANY

                                   By:  /s/ Robert L. Allbritton
                                       -----------------------------
                                          Robert L. Allbritton
                                          Chairman and Chief Executive Officer

                                   Date: December 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joe L. Allbritton           Chairman of the Executive      December 27, 2001
---------------------------     Committee and Director
    Joe L. Allbritton *


/s/ Barbara B. Allbritton       Executive Vice President       December 27, 2001
---------------------------     and Director
    Barbara B. Allbritton *


/s/ Robert L. Allbritton        Chairman, Chief Executive      December 27, 2001
---------------------------     Officer and Director
    Robert L. Allbritton        (principal executive
                                officer)

/s/ Lawrence I. Hebert          Vice Chairman and              December 27, 2001
---------------------------     Director
    Lawrence I. Hebert *


/s/ Frederick J. Ryan, Jr.      Vice Chairman, President,      December 27, 2001
---------------------------     Chief Operating Officer
    Frederick J. Ryan, Jr.      and Director


/s/ Stephen P. Gibson           Senior Vice President          December 27, 2001
---------------------------     and Chief Financial
    Stephen P. Gibson           Officer (principal
                                financial officer)

/s/ Elizabeth A. Haley          Vice President and             December 27, 2001
---------------------------     Controller (principal
    Elizabeth A. Haley          accounting officer)



    *By Attorney-in-Fact


/s/ Jerald N. Fritz
---------------------------
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

 4.4        Amended and Restated  Revolving  Credit  Agreement dated as of     *
            March  27,  2001  by  and  among   Allbritton   Communications
            Company,  certain financial  institutions,  and Fleet National
            Bank, as Agent, and Deutsche Banc Alex. Brown Inc., as Documentation Agent. (Incorporated by reference to Exhibit
            10.20 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

 4.5 First Amendment dated as of December 19, 2001 to the Amended and Restated Revolving Credit Agreement.

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

 10.14      Amendment to Network Affiliation Agreement (TV Alabama,  Inc.)     *
            dated January 23, 1997.  (Incorporated by reference to Exhibit
            10.15 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 14, 1997)

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

 10.19      Master  Equipment  Lease  Agreement  dated as of November  22,     *
            2000 between Fleet Capital Corporation and ACC. (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K, No. 333-02302, dated December 28, 2000)

 10.20      Amended and Restated  Pledge  Agreement  dated as of March 27,     *
            2001 by and  among  ACC,  Allbritton  Group,  Inc.,  Allfinco,
            Inc., and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

 10.21      $20,000,000  Promissory  Note of  ALLNEWSCO,  Inc.  payable to     *
            KTUL, LLC. (Incorporated by reference to Exhibit 10.16 of Company's Form 10-K, No. 333-02302, dated December 22, 1998)

 21.        Subsidiaries of Registrant

 24.        Powers of Attorney

----------------
*Previously filed