Form 10-Q
period 2001-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2002-02-14
CIK 889156

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------

                                    FORM 10-Q

                                    ---------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                           Commission file number:
      December 31, 2001                                        333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



          Delaware                                           74-180-3105
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

                                    ---------


     Number of shares of Common  Stock  outstanding  as of  February  13,  2002:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the Three Months Ended December 31, 2000 and 2001.......        1

          Consolidated  Balance  Sheets as of  September  30, 2001 and
          December 31, 2001...........................................        2

          Consolidated  Statements  of Cash Flows for the Three Months
          Ended December 31, 2000 and 2001............................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...................................        6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       13

Item 4.   Submission of Matters to a Vote of Security Holders.........       13

Item 6.   Exhibits and Reports on Form 8-K............................       13

Signatures............................................................       14

Exhibit Index.........................................................       15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                           ------------------
                                                          2000            2001
                                                          ----            ----

Operating revenues, net ..........................     $ 58,310        $ 50,153
                                                       --------        --------

Television operating expenses, excluding
    depreciation and amortization ................       29,756          29,501
Depreciation and amortization ....................        3,417           3,201
Corporate expenses ...............................        1,381           1,382
                                                       --------        --------
                                                         34,554          34,084
                                                       --------        --------

Operating income .................................       23,756          16,069
                                                       --------        --------

Nonoperating income (expense)
    Interest income
        Related party ............................          656             612
        Other ....................................          160              32
    Interest expense .............................      (10,208)        (10,466)
    Other, net ...................................         (352)           (373)
                                                       --------        --------
                                                         (9,744)        (10,195)
                                                       --------        --------

Income before income taxes .......................       14,012           5,874

Provision for income taxes .......................        6,303           2,533
                                                       --------        --------

Net income .......................................        7,709           3,341

Retained earnings, beginning of period ...........       71,238          81,882
                                                       --------        --------

Retained earnings, end of period .................     $ 78,947        $ 85,223
                                                       ========        ========



      See accompanying notes to interim consolidated financial statements.

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                                                December 31,
                                                                September 30,       2001
        ASSETS                                                      2001        (unaudited)
                                                                -------------   ------------

Current assets
    Cash and cash equivalents ...............................     $   7,640      $   3,801
    Accounts receivable, net ................................        34,743         42,607
    Program rights ..........................................        20,145         15,017
    Deferred income taxes ...................................           727            727
    Interest receivable from related party ..................           492          1,045
    Other ...................................................         2,333          2,139
                                                                  ---------      ---------
        Total current assets ................................        66,080         65,336

Property, plant and equipment, net ..........................        38,622         37,164
Intangible assets, net ......................................       132,408        131,343
Deferred financing costs and other ..........................         8,304          8,060
Cash surrender value of life insurance ......................         9,198          9,530
Program rights ..............................................         1,335          1,053
                                                                  ---------      ---------

                                                                  $ 255,947      $ 252,486
                                                                  =========      =========
        LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities
    Current portion of long-term debt .......................     $   1,479      $   1,120
    Accounts payable ........................................         2,300          3,208
    Accrued interest payable ................................        11,161          7,831
    Program rights payable ..................................        23,667         18,686
    Accrued employee benefit expenses .......................         4,213          3,448
    Other accrued expenses ..................................         5,003          6,222
                                                                  ---------      ---------
        Total current liabilities ...........................        47,823         40,515

Long-term debt ..............................................       425,381        425,322
Program rights payable ......................................         2,038          1,895
Deferred rent and other .....................................         1,761          1,610
Accrued employee benefit expenses ...........................         1,815          1,845
Deferred income taxes .......................................         9,961         10,886
                                                                  ---------      ---------
        Total liabilities ...................................       488,779        482,073
                                                                  ---------      ---------

Stockholder's investment
    Preferred stock, $1 par value, 800 shares authorized,
        none issued .........................................            --             --
    Common stock, $.05 par value, 20,000 shares authorized,
        issued and outstanding ..............................             1              1
    Capital in excess of par value ..........................         6,955          6,955
    Retained earnings .......................................        81,882         85,223
    Distributions to owners, net ............................      (321,670)      (321,766)
                                                                  ---------      ---------
        Total stockholder's investment ......................      (232,832)      (229,587)
                                                                  ---------      ---------

                                                                  $ 255,947      $ 252,486
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

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                           (unaudited)

                                                                               Three Months Ended
                                                                                   December 31,
                                                                               -------------------
                                                                               2000           2001
                                                                               ----           ----
Cash flows from operating activities:
     Net income ......................................................     $   7,709      $   3,341
                                                                           ---------      ---------
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization ................................         3,417          3,201
        Other noncash charges ........................................           314            338
        Provision for doubtful accounts ..............................            98            115
        Loss on disposal of assets ...................................            23             19
        Changes in assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable .....................................        (8,119)        (7,979)
             Program rights ..........................................         5,732          5,410
             Interest receivable from related party ..................          (553)          (553)
             Other current assets ....................................           151            194
             Other noncurrent assets .................................          (282)          (334)
           Increase (decrease) in liabilities:
             Accounts payable ........................................           638            908
             Accrued interest payable ................................        (3,318)        (3,330)
             Program rights payable ..................................        (6,687)        (5,124)
             Accrued employee benefit expenses .......................        (1,208)          (735)
             Other accrued expenses ..................................         1,824          1,219
             Deferred rent and other liabilities .....................          (130)          (151)
             Deferred income taxes ...................................         1,481            925
                                                                           ---------      ---------
               Total adjustments .....................................        (6,619)        (5,877)
                                                                           ---------      ---------
               Net cash provided by (used in) operating activities ...         1,090         (2,536)
                                                                           ---------      ---------

Cash flows from investing activities:
     Capital expenditures ............................................        (1,182)          (682)
     Proceeds from disposal of assets ................................             5              9
                                                                           ---------      ---------
               Net cash used in investing activities .................        (1,177)          (673)
                                                                           ---------      ---------

Cash flows from financing activities:
     Deferred financing costs ........................................            --            (63)
     Principal payments on capital lease obligations .................          (429)          (471)
     Distributions to owners, net of certain charges .................       (17,803)      (120,561)
     Repayments of distributions to owners ...........................        13,475        120,465
                                                                           ---------      ---------
               Net cash used in financing activities .................        (4,757)          (630)
                                                                           ---------      ---------

Net decrease in cash and cash equivalents ............................        (4,844)        (3,839)
Cash and cash equivalents, beginning of period .......................        11,913          7,640
                                                                           ---------      ---------
Cash and cash equivalents, end of period .............................     $   7,069      $   3,801
                                                                           =========      =========

Non-cash investing and financing activities:
     Equipment acquired under capital leases .........................     $     490      $      24
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2002. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2001 which are contained in the Company's Form 10-K.

NOTE 2 - For the three months ended December 31, 2000 and 2001, distributions to owners were as follows:

                                                          2000           2001
                                                          ----           ----

Distributions to owners, beginning of period .....     $ 298,090      $ 321,670

   Cash advances .................................        21,770        121,896
   Repayment of cash advances ....................       (13,475)      (120,465)
   Charge for federal and state income taxes .....        (3,967)        (1,335)
                                                       ---------      ---------

Distributions to owners, end of period ...........     $ 302,418      $ 321,766
                                                       =========      =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ........     $ 282,599      $ 324,726
                                                       =========      =========


NOTE 3 - Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001 and is effective for all business combinations with acquisition dates after June 30, 2001. The pronouncement eliminates the pooling-of-interest method of accounting for business combinations and addresses the accounting for intangible assets acquired as part of a business combination. Adoption of SFAS No. 141 has had no impact on the Company's financial position or results of operations as the Company has not entered into any business combinations since June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003. The Company estimates that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, the Company will perform the first of the required impairment tests on its indefinite lived intangible assets. The Company has not yet determined what the effect, if any, of these tests will be on its financial position or results of operations.

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

As compared to the same period in the prior fiscal year, the Company's results of operations for the three months ended December 31, 2001 principally reflect a decrease in net operating revenues. This decrease resulted from decreased political advertising revenues in all of the Company's markets as well as a continuation of the general weakness in television advertising which began during Fiscal 2001 as reflected by a decrease in local and national advertising revenues in most of the Company's markets.


Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 2000 and 2001 and the percentage change between the periods:

                                        Three Months Ended December 31,
                                        -------------------------------
                                                                         Percent
                                              2000           2001        Change
                                              ----           ----        -------

Operating revenues, net ............        $58,310        $50,153       -14.0%
Total operating expenses ...........         34,554         34,084        -1.4%
                                            -------        -------
Operating income ...................         23,756         16,069       -32.4%
Nonoperating expenses, net .........          9,744         10,195         4.6%
Income tax provision ...............          6,303          2,533       -59.8%
                                            -------        -------

Net income .........................        $ 7,709        $ 3,341       -56.7%
                                            =======        =======

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for the three months ended December 31, 2000 and 2001, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                           Three Months Ended December 31,
                                           -------------------------------
                                            2000                     2001
                                            ----                     ----
                                     Dollars    Percent       Dollars    Percent
                                     -------    -------       -------    -------

Local and national <F1>.......      $ 48,562      80.8       $ 45,587      87.9
Political <F2>................         6,812      11.3          1,712       3.3
Network compensation <F3>.....           674       1.1            679       1.3
Trade and barter <F4>.........         2,039       3.4          1,927       3.7
Other revenue <F5>............         2,048       3.4          1,982       3.8
                                    --------     -----       --------     -----
Broadcast revenues............        60,135     100.0         51,887     100.0
                                                 =====                    =====
Fees <F6>.....................        (1,825)                  (1,734)
                                    --------                 --------

Operating revenues, net.......      $ 58,310                 $ 50,153
                                    ========                 ========


<F1>   Represents  sale of advertising  time to local and national  advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2>   Represents sale of advertising time to political advertisers.
<F3>   Represents  payment by networks for  broadcasting  or  promoting  network programming.
<F4>   Represents  value of  commercial  time  exchanged  for goods and services
       (trade) or syndicated programs (barter).
<F5>   Represents   miscellaneous   revenue,   principally  from  the  sales  of
       University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.
<F6>   Represents fees paid to national sales  representatives and fees paid for music licenses.


Net operating revenues for the three months ended December 31, 2001 totaled $50,153, a decrease of $8,157, or 14.0%, when compared to net operating revenues of $58,310 for the three months ended December 31, 2000.

Local and national advertising revenues decreased $2,975, or 6.1%, for the three months ended December 31, 2001 from the comparable period in Fiscal 2001. The decrease for the three months ended December 31, 2001 was primarily attributable to decreased local and national advertising revenues in most of the Company's markets due to the continuation of the general weakness in television advertising which began during Fiscal 2001.

Political advertising revenues decreased $5,100 during the three months ended December 31, 2001 due primarily to the national presidential election and high-profile local political races affecting the Little Rock, Washington, D.C. and Lynchburg markets in November 2000, partially offset by advertising leading up to a November 2001 local political election affecting the Washington, D.C. and Lynchburg markets.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three months ended December 31, 2000 or 2001.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2001 totaled $34,084, a decrease of $470, or 1.4%, compared to total operating expenses of $34,554 for the three-month period ended December 31, 2000. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $255, a decrease in depreciation and amortization of $216 and an increase in corporate expenses of $1.

Television   operating  expenses,   excluding   depreciation  and  amortization,
decreased $255, or 0.9%, to $29,501 for the three months ended December 31, 2001 as compared to $29,756 for the three months ended December 31, 2000.

Depreciation and amortization expense of $3,201 for the first three months of Fiscal 2002 decreased $216, or 6.3%, versus the comparable period in Fiscal 2001. The decrease for the three months ended December 31, 2001 was principally the result of decreased depreciation on assets acquired in Birmingham during Fiscal 1996.

Operating Income

For the three months ended December 31, 2001, operating income of $16,069 decreased $7,687, or 32.4%, when compared to operating income of $23,756 for the three months ended December 31, 2000. For the three months ended December 31, 2001, the operating margin decreased to 32.0% from 40.7% for the comparable period in Fiscal 2001. The decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

Operating Cash Flow

Operating cash flow of $19,270 for the three months ended December 31, 2001 decreased $7,903, or 29.1%, as compared to $27,173 for the three-month period ended December 31, 2000. This decrease was primarily the result of decreased net operating revenues as discussed above. The Company believes that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because of the Company's level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Interest expense of $10,466 for the three months ended December 31, 2001 increased $258, or 2.5%, as compared to $10,208 for the three-month period ended December 31, 2000. This increase was due to an increased average debt balance during the first three months of Fiscal 2002, partially offset by a decrease in the weighted average interest rate on debt during the same period. The average balance of debt outstanding, including capital lease obligations, was $429,239 and $451,821 for the three months ended December 31, 2000 and 2001, respectively, and the weighted average interest rate on debt was 9.4% and 9.2% for the three months ended December 31, 2000 and 2001, respectively.

Income Taxes

The provision for income taxes for the three months ended December 31, 2001 totaled $2,533, a decrease of $3,770, or 59.8%, when compared to the provision for income taxes of $6,303 for the three months ended December 31, 2000. The decrease was directly related to the $8,138, or 58.1%, decrease in the Company's income before income taxes in Fiscal 2001.

Net Income

Net income for the three months ended December 31, 2001 was $3,341 as compared to net income of $7,709 for the three months ended December 31, 2000. The decrease of $4,368, or 56.7%, was due to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2001 to December 31, 2001 consisted of increased accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of the Company's revenue cycle. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of the Company's interest payments under its debt obligations.

Liquidity and Capital Resources

As of December 31, 2001, the Company's cash and cash equivalents aggregated $3,801, and the Company had an excess of current assets over current liabilities of $24,821.

Cash Provided by Operations. The Company's principal source of working capital is cash flow from operations and borrowings under its revolving credit facility. As discussed above, the Company's operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. The Company's cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on debt. Cash receipts are usually much greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on the Company's long-term debt are higher during the first and third fiscal quarters. As a result, the Company's cash flows from operating activities as reflected in the Company's consolidated financial statements are generally significantly higher during the Company's second and fourth fiscal quarters, and such quarters comprise a substantial majority of the Company's cash flows from operating activities for the full fiscal year.

As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $1,090 for the three months ended December 31, 2000. For the three months ended December 31, 2001, the Company's net cash used in operating activities was $2,536. The $3,626 decrease in cash flows from operating activities was primarily due to decreased net income.

Transactions with Owners. The Company periodically makes advances in the form of distributions to Perpetual Corporation (Perpetual). During the three months ended December 31, 2000, the Company made cash advances net of repayments to Perpetual of $3,390. During the three months ended December 31, 2001, the Company received repayments net of cash advances from Perpetual of $1,056. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, during the three months ended December 31, 2000 and 2001, the Company made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between the Company and Perpetual of $4,905 and $2,487, respectively. The Company was charged by Perpetual for federal and state income taxes totaling $3,967 and $1,335 during the three months ended December 31, 2000 and 2001, respectively.

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

Stockholder's deficit amounted to $229,587 at December 31, 2001, a decrease of $3,245, or 1.4%, from the September 30, 2001 deficit of $232,832. The decrease was due to net income for the period of $3,341, partially offset by a net increase in distributions to owners of $96.

Indebtedness. The Company's total debt, including the current portion of long-term debt, decreased from $426,860 at September 30, 2001 to $426,442 at December 31, 2001. This debt, net of applicable discounts, consists of $274,312 of 9.75% Senior Subordinated Debentures due November 30, 2007; $150,000 of 8.875% Senior Subordinated Notes due February 1, 2008; and $2,130 of capital lease obligations. The decrease of $418 in total debt from September 30, 2001 to December 31, 2001 was primarily due to a net decrease in capital lease obligations. As of September 30, 2001 and December 31, 2001, there were no amounts outstanding under the Company's $50,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures March 27, 2006.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the revolving credit facility, the Company must maintain compliance with certain financial covenants. The revolving credit facility was amended on December 19, 2001 to adjust certain of the financial covenants for Fiscal 2002. Management believes that the amendment allows the Company sufficient operational flexibility to remain in compliance with the financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2001, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee ranging from .5% to .75% per annum based on the amount of any unused portion of the revolving credit facility.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2002 will approximate $22,000. Fiscal 2002 capital expenditures will be primarily for the buildout of studio and office space and acquisition of technical equipment for WJLA, the implementation of DTV service at the Company's Little Rock station and the acquisition of technical equipment and vehicles to support ongoing operations across the Company's stations. Management expects that the source of funds for these anticipated capital expenditures will be cash provided by operations and capital lease transactions. The Company has a lease credit facility, presently in the amount of $5,000, for the purpose of financing capital expenditures. This facility expires on June 30, 2002 and is renewable annually on mutually satisfactory terms. The Company currently intends to renew and increase the amount of this facility. Capital expenditures during the three months ended December 31, 2001 totaled $706, of which $24 was financed through capital lease transactions.

Based upon the Company's current level of operations, management believes that available cash together with cash flows generated by operating activities and amounts available under the revolving credit facility and lease credit facility will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt.

New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001 and is effective for all business combinations with acquisition dates after June 30, 2001. The pronouncement eliminates the pooling-of-interest method of accounting for business combinations and addresses the accounting for intangible assets acquired as part of a business combination. Adoption of SFAS No. 141 has had no impact on the Company's financial position or results of operations as the Company has not entered into any business combinations since June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003. The Company estimates that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, the Company will perform the first of the required impairment tests on its indefinite lived intangible assets. The Company has not yet determined what the effect, if any, of these tests will be on its financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2001, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At December 31, 2001, the carrying value of such debt was $424,312, the fair value was $445,375 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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


Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 16, 2001, each of the directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


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


                                             ALLBRITTON COMMUNICATIONS COMPANY

                                                        (Registrant)




     February 13, 2002                           /s/ Robert L. Allbritton
---------------------------                   -----------------------------
           Date                               Name: Robert L. Allbritton
                                              Title: Chairman and Chief
                                                     Executive Officer



     February 13, 2002                           /s/ Stephen P. Gibson
---------------------------                   -----------------------------
           Date                               Name: Stephen P. Gibson
                                              Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit No.                 Description of Exhibit                     Page No.
 -----------                 ----------------------                     --------
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

 4.4           Amended and Restated  Revolving Credit Agreement dated as       *
               of March 27, 2001 by and among Allbritton  Communications
               Company,   certain  financial  institutions,   and  Fleet
               National  Bank, as Agent,  and Deutsche Banc Alex.  Brown
               Inc., as Documentation Agent. (Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form
               10-Q, No. 333-02302, dated May 10, 2001)

 4.5           First  Amendment  dated as of  December  19,  2001 to the       *
               Amended  and   Restated   Revolving   Credit   Agreement.
               (Incorporated   by   reference  to  Exhibit  4.5  of  the
               Company's  Form 10-K, No.  333-02302,  dated December 27,
               2001)

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

 10.15         Side Letter  Amendment to Network  Affiliation  Agreement       *
               (TV Alabama,  Inc.) dated August 10, 1999.  (Incorporated
               by  reference  to Exhibit  10.15 of  Company's  Quarterly
               Report on Form  10-Q,  No.  333-02302,  dated  August 16,
               1999)

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

 10.18         Master  Lease  Finance  Agreement  dated as of August 10,       *
               1994  between  BancBoston  Leasing,   Inc.  and  ACC,  as
               amended.  (Incorporated  by reference to Exhibit 10.16 of
               Company's   Registration   Statement  on  Form  S-4,  No.
               333-02302, dated March 12, 1996)

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