Form 10-Q
period 2002-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2002-05-10
CIK 889156

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended                           Commission file number:
       March 31, 2002                                           333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                          74-180-3105
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


                                  -------------


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

                                  -------------


     Number of shares of Common Stock outstanding as of May 10, 2002: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements:

           Consolidated   Statements  of  Operations   and  Retained
           Earnings  for the Three and Six  Months  Ended  March 31,
           2001 and 2002............................................          1

           Consolidated  Balance Sheets as of September 30, 2001 and
           March 31, 2002...........................................          2

           Consolidated  Statements of Cash Flows for the Six Months
           Ended March 31, 2001 and 2002............................          3

           Notes to Interim Consolidated Financial Statements.......          4

Item 2.    Management's   Discussion   and   Analysis  of  Financial
           Condition and Results of Operations......................          6

Item 3.    Quantitative  and  Qualitative  Disclosures  About Market
           Risk.....................................................         13

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings........................................         14

Item 6.    Exhibits and Reports on Form 8-K.........................         14

Signatures..........................................................         15

Exhibit Index.......................................................         16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                          (unaudited)


                                                Three Months Ended          Six Months Ended
                                                     March 31,                  March 31,
                                               --------------------       --------------------
                                                 2001        2002           2001        2002
                                                 ----        ----           ----        ----

Operating revenues, net ...................    $ 42,395    $ 40,841      $ 100,705    $ 90,994
                                               --------    --------      ---------    --------

Television operating expenses, excluding
    depreciation and amortization .........      28,332      27,971         58,088      57,471
Depreciation and amortization .............       3,479       3,302          6,896       6,503
Corporate expenses ........................       1,446       1,435          2,827       2,818
                                               --------    --------      ---------    --------
                                                 33,257      32,708         67,811      66,792
                                               --------    --------      ---------    --------

Operating income ..........................       9,138       8,133         32,894      24,202
                                               --------    --------      ---------    --------

Nonoperating income (expense)
    Interest income
        Related party .....................         657         614          1,312       1,226
        Other .............................          62          20            223          52
    Interest expense ......................     (10,395)    (10,497)       (20,603)    (20,963)
    Other, net ............................        (320)        446           (672)         73
                                               --------    --------      ---------    --------
                                                 (9,996)     (9,417)       (19,740)    (19,612)
                                               --------    --------      ---------    --------

(Loss) income before income taxes .........        (858)     (1,284)        13,154       4,590

(Benefit from) provision for income taxes..      (1,016)       (461)         5,287       2,072
                                               --------    --------      ---------    --------

Net income (loss) .........................         158        (823)         7,867       2,518

Retained earnings, beginning of period ....      78,947      85,223         71,238      81,882
                                               --------    --------      ---------    --------

Retained earnings, end of period ..........    $ 79,105    $ 84,400      $  79,105    $ 84,400
                                               ========    ========      =========    ========


            See accompanying notes to interim consolidated financial statements.

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                                               March 31,
                                                              September 30,      2002
                                                                  2001        (unaudited)
                                                              -------------  -------------
Assets

Current assets
     Cash and cash equivalents .............................    $   7,640      $   7,462
     Accounts receivable, net ..............................       34,743         33,763
     Program rights ........................................       20,145          9,852
     Deferred income taxes .................................          727            727
     Interest receivable from related party ................          492            492
     Other .................................................        2,333          3,640
                                                                ---------      ---------
          Total current assets .............................       66,080         55,936

Property, plant and equipment, net .........................       38,622         39,243
Intangible assets, net .....................................      132,408        130,279
Deferred financing costs and other .........................        8,304          7,723
Cash surrender value of life insurance .....................        9,198          9,862
Program rights .............................................        1,335            777
                                                                ---------      ---------

                                                                $ 255,947      $ 243,820
                                                                =========      =========
Liabilities and Stockholder's Investment

Current liabilities
     Current portion of long-term debt .....................    $   1,479      $     747
     Accounts payable ......................................        2,300          2,559
     Accrued interest payable ..............................       11,161         11,156
     Program rights payable ................................       23,667         13,480
     Accrued employee benefit expenses .....................        4,213          3,977
     Other accrued expenses ................................        5,003          5,007
                                                                ---------      ---------
          Total current liabilities ........................       47,823         36,926

Long-term debt .............................................      425,381        425,226
Program rights payable .....................................        2,038          1,588
Deferred rent and other ....................................        1,761          3,017
Accrued employee benefit expenses ..........................        1,815          1,871
Deferred income taxes ......................................        9,961         11,464
                                                                ---------      ---------
          Total liabilities ................................      488,779        480,092
                                                                ---------      ---------

Stockholder's investment
     Preferred stock, $1 par value, 800 shares authorized,
        none issued ........................................           --             --
     Common stock, $.05 par value, 20,000 shares authorized,
        issued and outstanding .............................            1              1
     Capital in excess of par value ........................        6,955          6,955
     Retained earnings .....................................       81,882         84,400
     Distributions to owners, net ..........................     (321,670)      (327,628)
                                                                ---------      ---------
        Total stockholder's investment .....................     (232,832)      (236,272)
                                                                ---------      ---------

                                                                $ 255,947      $ 243,820
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

                          ALLBRITTON COMMUNICATIONS COMPANY
           (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (unaudited)

                                                                Six Months Ended
                                                                   March 31,
                                                             ---------------------
                                                              2001           2002
                                                             ------         ------
Cash flows from operating activities:

     Net income ........................................    $  7,867      $   2,518
                                                            --------      ---------
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization ..................       6,896          6,503
        Other noncash charges ..........................         631            679
        Provision for doubtful accounts ................         221            231
        Loss on disposal of assets .....................          13              2
        Changes in assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable .......................       2,603            749
             Program rights ............................      10,982         10,851
             Other current assets ......................      (1,627)        (1,307)
             Other noncurrent assets ...................        (920)          (641)
           Increase (decrease) in liabilities:
             Accounts payable ..........................        (929)           259
             Accrued interest payable ..................           3             (5)
             Program rights payable ....................     (12,372)       (10,637)
             Accrued employee benefit expenses .........        (257)          (180)
             Other accrued expenses ....................         273              4
             Deferred rent and other liabilities .......        (265)         1,256
             Deferred income taxes .....................       2,003          1,503
                                                            --------      ---------
                                                               7,255          9,267
                                                            --------      ---------
             Net cash provided by operating activities..      15,122         11,785
                                                            --------      ---------

Cash flows from investing activities:
     Capital expenditures ..............................      (2,682)        (5,010)
     Proceeds  from disposal of assets .................          16             37
                                                            --------      ---------
             Net cash used in investing activities .....      (2,666)        (4,973)
                                                            --------      ---------

Cash flows from financing activities:
     Principal payments on capital lease obligations ...        (863)          (969)
     Deferred financing costs ..........................        (625)           (63)
     Distributions to owners, net of certain charges ...     (53,130)      (228,023)
     Repayments of distributions to owners .............      35,700        222,065
                                                            --------      ---------
             Net cash used in financing activities .....     (18,918)        (6,990)
                                                            --------      ---------

Net decrease in cash and cash equivalents ..............      (6,462)          (178)
Cash and cash equivalents, beginning of period .........      11,913          7,640
                                                            --------      ---------
Cash and cash equivalents, end of period ...............    $  5,451      $   7,462
                                                            ========      =========

Non-cash investing and financing activities:
     Equipment acquired under capital leases ...........    $    490      $      24
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2002. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2001 which are contained in the Company's Form 10-K.

NOTE 2 - On March 6, 2002, the Company announced that it has agreed to acquire substantially all of the assets of ALLNEWSCO, Inc. (Allnewsco) in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco, incorporated in 1989, provides 24-hour per day basic cable television programming consisting of news and information programming with the primary focus on regional and local news for the Washington, D.C. metropolitan area. Allnewsco has been controlled since its inception by Perpetual Corporation which also controls the Company. Consummation of this transaction will coincide with the integration of Allnewsco's operations with those of WJLA, the Company's ABC affiliate in the Washington, D.C. market, in a new studio and office facility. The Company anticipates that this transaction will be consummated during the fourth quarter of Fiscal 2002.

NOTE 3 - For the six months ended March 31, 2001 and 2002, distributions to owners were as follows:

                                                           2001          2002
                                                           ----          ----

Distributions to owners, beginning of period .......    $ 298,090     $ 321,670
     Cash advances .................................       56,592       228,473
     Repayment of cash advances ....................      (35,700)     (222,065)
     Charge for Federal and state income taxes .....       (3,462)         (450)
                                                        ---------     ---------

Distributions to owners, end of period .............    $ 315,520     $ 327,628
                                                        =========     =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ..........    $ 291,227     $ 329,729
                                                        =========     =========

NOTE 4 - Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001 and is effective for all business combinations with acquisition dates after June 30, 2001. The pronouncement eliminates the pooling-of-interest method of accounting for business combinations and addresses the accounting for intangible assets acquired as part of a business combination. Adoption of SFAS No. 141 has had no impact on the Company's financial position or results of operations as the Company has not entered into any business combinations since June 30, 2001.

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


Results of Operations
As compared to the same periods in the prior fiscal year, the Company's results of operations for the three and six months ended March 31, 2002 principally reflect a decrease in net operating revenues.

Set forth below are selected consolidated financial data for the three and six months ended March 31, 2001 and 2002 and the percentage change between the periods:

                                     Three Months Ended March 31,         Six Months Ended March 31,
                                     ----------------------------         --------------------------
                                                          Percent                            Percent
                                      2001       2002      Change          2001       2002    Change
                                      ----       ----      ------          ----       ----    ------

Operating revenues, net ........   $ 42,395   $ 40,841      -3.7%      $ 100,705   $ 90,994    -9.6%
Total operating expenses .......     33,257     32,708      -1.7%         67,811     66,792    -1.5%
                                   --------   --------                 ---------   --------
Operating income ...............      9,138      8,133     -11.0%         32,894     24,202   -26.4%
Nonoperating expenses, net .....      9,996      9,417      -5.8%         19,740     19,612    -0.6%
Income tax (benefit) provision..     (1,016)      (461)    -54.6%          5,287      2,072   -60.8%
                                   --------   --------                 ---------   --------

Net income (loss) ..............   $    158   $   (823)   -620.9%      $   7,867   $  2,518   -68.0%
                                   ========   ========                 =========   ========


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and six months ended March 31, 2001 and 2002, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:

                                  Three Months Ended March 31,              Six Months Ended March 31,
                                  ----------------------------              --------------------------
                                    2001                2002                 2001                2002
                                    ----                ----                 ----                ----
                              Dollars  Percent    Dollars  Percent     Dollars  Percent    Dollars  Percent
                              -------  -------    -------  -------     -------  -------    -------  -------

Local and national <F1>...   $ 39,834    90.9    $ 37,754    89.7    $  88,395    85.1    $ 83,341    88.7
Political <F2>............         38     0.1         511     1.2        6,850     6.6       2,223     2.3
Network compensation<F3>..        798     1.8       1,001     2.4        1,472     1.4       1,680     1.8
Trade and barter <F4>.....      1,961     4.5       1,712     4.1        4,000     3.8       3,639     3.9
Other revenue <F5>........      1,183     2.7       1,090     2.6        3,232     3.1       3,072     3.3
                             --------   -----    --------   -----    ---------   -----    --------   -----
Broadcast revenues .......     43,814   100.0      42,068   100.0      103,949   100.0      93,955   100.0
                                        =====               =====                =====               =====
Fees <F6>.................     (1,419)             (1,227)              (3,244)             (2,961)
                             --------            --------            ---------            --------

Operating revenues, net...   $ 42,395            $ 40,841            $ 100,705            $ 90,994
                             ========            ========            =========            ========


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




Net operating revenues for the three months ended March 31, 2002 totaled $40,841, a decrease of $1,554, or 3.7%, when compared to net operating revenues of $42,395 for the three months ended March 31, 2001. Net operating revenues decreased $9,711, or 9.6%, to $90,994 for the six months ended March 31, 2002 as compared to $100,705 for the same period in the prior year.

Local and national advertising revenues decreased $2,080, or 5.2%, and $5,054, or 5.7%, during the three and six months ended March 31, 2002, respectively, versus the comparable periods in Fiscal 2001. The decrease for the three months ended March 31, 2002 was due in large part to declining audience ratings for ABC network prime-time programming across all of the Company's markets, with local and national advertising revenues particularly impacted in the Company's Washington, D.C. market. Local and national advertising revenues declined in most of the Company's markets for the six months ended March 31, 2002 due to the impact of ABC network prime-time programming ratings as well as the continuation of the general weakness in television advertising which began during Fiscal 2001.

Political advertising revenues increased by $473 to $511 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to advertising related to high-profile local political races in the Harrisburg and Tulsa markets during the three months ended March 31, 2002 with no comparable advertising in the second quarter of Fiscal 2001. Political advertising revenues decreased $4,627, or 67.5%, during the six months ended March 31, 2002 as compared to the same period in Fiscal 2001. This decrease was due primarily to the national presidential election and high-profile local political races affecting the Little Rock, Washington, D.C. and Lynchburg markets in November 2000, partially offset by advertising leading up to a November 2001 local political election affecting the Washington, D.C. and Lynchburg markets as well as the advertising related to the local political races during the second quarter of Fiscal 2002 referred to above.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or six months ended March 31, 2001 or 2002.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2002 totaled $32,708, a decrease of $549, or 1.7%, compared to total operating expenses of $33,257 for the three-month period ended March 31, 2001. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $361, a decrease in depreciation and amortization of $177 and a decrease in corporate expenses of $11.

Total operating expenses for the six months ended March 31, 2002 totaled $66,792, a decrease of $1,019, or 1.5%, compared to total operating expenses of $67,811 for the six-month period ended March 31, 2001. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $617, a decrease in depreciation and amortization of $393 and a decrease in corporate expenses of $9.

As a result of the Company's ongoing focus on controlling costs, television operating expenses, excluding depreciation and amortization, decreased $361 and $617, or 1.3% and 1.1%, for the three and six months ended March 31, 2002, respectively, as compared to the comparable periods in Fiscal 2001.

Depreciation and amortization expense decreased $177 and $393, or 5.1% and 5.7%, respectively, for the three and six months ended March 31, 2002 versus the comparable periods in Fiscal 2001. The decreases for the three and six month periods ended March 31, 2002 were principally the result of decreased depreciation on assets acquired in Birmingham during Fiscal 1996.

Operating Income
For the three months ended March 31, 2002, operating income of $8,133 decreased $1,005, or 11.0%, when compared to operating income of $9,138 for the three months ended March 31, 2001. For the three months ended March 31, 2002, the operating margin decreased to 19.9% from 21.6% for the comparable period in Fiscal 2001. Operating income of $24,202 for the six months ended March 31, 2002 decreased $8,692, or 26.4%, when compared to operating income of $32,894 for the same period in the prior fiscal year. For the six months ended March 31, 2002, the operating margin decreased to 26.6% from 32.7% for the comparable period in the prior fiscal year. These decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

Operating Cash Flow
Operating cash flow of $11,435 for the three months ended March 31, 2002 decreased $1,182, or 9.4%, as compared to $12,617 for the three-month period ended March 31, 2001. Operating cash flow of $30,705 for the six months ended March 31, 2002 decreased $9,085, or 22.8%, as compared to $39,790 for the same period in the prior fiscal year. These decreases were primarily the result of decreased net operating revenues as discussed above.

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

Nonoperating Expenses, Net
Interest expense of $10,497 and $20,963 for three and six months ended March 31, 2002, respectively, increased $102 and $360, or 1.0% and 1.7%, as compared to $10,395 and $20,603 for the three and six-month periods ended March 31, 2001, respectively. These increases were due to an increased average debt balance, partially offset by a decrease in the weighted average interest rate on debt during the three and six-month periods ended March 31, 2002 as compared to the same periods in the prior fiscal year.

The average balance of debt outstanding, including capital lease obligations, was $438,522 and $459,183 for the three months ended March 31, 2001 and 2002, respectively, and the weighted average interest rate on debt was 9.4% and 9.1% for the three months ended March 31, 2001 and 2002, respectively.

The average balance of debt outstanding, including capital lease obligations, was $433,803 and $455,457 for the six months ended March 31, 2001 and 2002, respectively, and the weighted average interest rate on debt was 9.4% and 9.1% for the six months ended March 31, 2001 and 2002, respectively.

Income Taxes
The benefit from income taxes for the three months ended March 31, 2002 totaled $461 as compared to the benefit from income taxes of $1,016 for the three months ended March 31, 2001. The decrease in income tax benefit of $555, or 54.6%, was directly related to the one-time recognition of a tax benefit of approximately $950 during the second quarter of Fiscal 2001, partially offset by the $426, or 49.7% increase in the Company's loss before income taxes.

The provision for income taxes for the six months ended March 31, 2002 totaled $2,072, a decrease of $3,215, or 60.8%, when compared to the provision for income taxes of $5,287 for the six months ended March 31, 2001. The decrease was directly related to the $8,564, or 65.1% decrease in the Company's income before income taxes, partially offset by the one-time recognition of a tax benefit of approximately $950 during the second quarter of Fiscal 2001.

Net Income
For the three and six months ended March 31, 2002, the Company recorded a net loss of $823 and net income of $2,518, respectively, as compared to net income of $158 and $7,867 for the three and six months ended March 31, 2001, respectively. The decreases of $981 and $5,349 during the three and six months ended March 31, 2002 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2001 to March 31, 2002 consisted of decreases in program rights and program rights payable which reflect the annual cycle of the underlying program contracts which generally begins in September of each year.

Liquidity and Capital Resources
As of March 31, 2002, the Company's cash and cash equivalents aggregated $7,462, and the Company had an excess of current assets over current liabilities of $19,010.

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

As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $15,122 and $11,785 for the six months ended March 31, 2001 and 2002, respectively. The $3,337 decrease in cash flows from operating activities was primarily due to decreased net income.

Transactions with Owners. The Company periodically makes advances in the form of distributions to Perpetual Corporation (Perpetual). During the six months ended March 31, 2001 and 2002, the Company made cash advances net of repayments to Perpetual of $15,896 and $3,875, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, during the six months ended March 31, 2001 and 2002, the Company made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between the Company and Perpetual of $4,996 and $2,533, respectively. The Company was charged by Perpetual for federal and state income taxes totaling $3,462 and $450 during the six months ended March 31, 2001 and 2002, respectively.

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

Stockholder's deficit amounted to $236,272 at March 31, 2002, an increase of $3,440, or 1.5%, from the September 30, 2001 deficit of $232,832. The increase was due to a net increase in distributions to owners of $5,958, partially offset by net income for the period of $2,518.

Indebtedness. The Company's total debt, including the current portion of long-term debt, decreased from $426,860 at September 30, 2001 to $425,973 at March 31, 2002. This debt, net of applicable discounts, consisted of $274,342 of 9.75% Debentures, $150,000 of 8.875% Notes and $1,631 of capital lease obligations at March 31, 2002. The decrease of $887 in total debt from September 30, 2001 to March 31, 2002 was primarily due to payments under capital lease obligations. As of September 30, 2001 and March 31, 2002, there were no amounts outstanding under the Company's $50,000 revolving credit facility. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures March 27, 2006.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the revolving credit facility, the Company must maintain compliance with certain financial covenants. The revolving credit facility was amended on December 19, 2001 to adjust certain of the financial covenants for Fiscal 2002. Management believes that the amendment allows the Company sufficient operational flexibility to remain in compliance with the financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2002, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee ranging from .5% to .75% per annum based on the amount of any unused portion of the revolving credit facility.

Allnewsco Transaction. On March 6, 2002, the Company announced that it has agreed to acquire substantially all of the assets of ALLNEWSCO, Inc. (Allnewsco) in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco, incorporated in 1989, provides 24-hour per day basic cable television programming consisting of news and information programming with the primary focus on regional and local news for the Washington, D.C. metropolitan area. Allnewsco has been controlled since its inception by Perpetual Corporation which also controls the Company.

Consummation of this transaction will coincide with the integration of Allnewsco's operations with those of WJLA, the Company's ABC affiliate in the Washington, D.C. market, in a new studio and office facility. The combination of these two operations will allow for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources. The creation of the first newsgathering duopoly in the Nation's Capital is expected to be immediately accretive to the Company's operating cash flow (defined as operating income plus depreciation and amortization).

The Company anticipates that this transaction will be consummated during the fourth quarter of Fiscal 2002. This acquisition is permitted under the Company's various debt agreements.

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2002 will approximate $22,000. Fiscal 2002 capital expenditures will be primarily for the buildout of studio and office space and acquisition of technical equipment for WJLA, the implementation of DTV service at the Company's Little Rock station and the acquisition of technical equipment and vehicles to support ongoing operations across the Company's stations. Management expects that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the revolving credit facility. The Company has a lease credit facility, presently in the amount of $5,000, for the purpose of financing capital expenditures. The commitment under this facility expires on June 30, 2002. The Company does not intend to renew this commitment, but rather is currently completing documentation on a $20,000 increase to its revolving credit facility. Capital expenditures during the six months ended March 31, 2002 totaled $5,034, of which $24 was financed through capital lease transactions.

Based upon the Company's current level of operations, management believes that available cash together with cash flows generated by operating activities and amounts available under the revolving credit facility will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, scheduled payments of interest on its debt and the acquisition of Allnewsco.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2002, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At March 31, 2002, the carrying value of such debt was $424,342, the fair value was $451,125 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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


Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits

      See Exhibit Index on pages 16-19.

b.  Reports on Form 8-K

      A Report on Form 8-K was filed on March 6, 2002 announcing that the Company has agreed to acquire substantially all of the assets of ALLNEWSCO, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                         (Registrant)




       May 10, 2002                          /s/ Robert L. Allbritton
-----------------------------             --------------------------------------
            Date                          Name: Robert L. Allbritton
                                          Title: Chairman and Chief
                                                    Executive Officer



       May 10, 2002                          /s/ Stephen P. Gibson
-----------------------------             --------------------------------------
            Date                          Name:  Stephen P. Gibson
                                          Title: Senior Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit No.                 Description of Exhibit                     Page No.
 -----------                 ----------------------                     --------
 2.1        Asset  Purchase   Agreement   between   ALLNEWSCO,   Inc.  and     *
            Allbritton  Communications  Company,  dated  as  of  March  5,
            2002. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K, No. 333-02302, dated March 5,
            2002)
 3.1        Certificate  of   Incorporation   of  ACC.   (Incorporated  by     *
            reference to Exhibit 3.1 of Company's  Registration  Statement
            on Form S-4, No. 333-02302, dated March 12, 1996)
 3.2        Bylaws of ACC.  (Incorporated  by  reference to Exhibit 3.2 of     *
            Registrant's   Registration   Statement   on  Form  S-4,   No.
            333-02302, dated March 12, 1996)
 4.1        Indenture  dated as of February 6, 1996  between ACC and State     *
            Street Bank and Trust Company, as Trustee, relating to the Debentures. (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on Form S-4, No. 333-02302,
            dated March 12, 1996)
 4.2        Indenture  dated as of January 22, 1998  between ACC and State     *
            Street Bank and Trust Company, as Trustee, relating to the Notes. (Incorporated by reference to Exhibit 4.1 of Company's Registration Statement on Form S-4, No. 333-45933, dated February 9, 1998)
 4.3        Form of  9.75%  Series B Senior  Subordinated  Debentures  due     *
            2007. (Incorporated by reference to Exhibit 4.3 of Company's Registration Statement on Form S-4, No. 333-02302, dated
            March 12, 1996)
 4.4        Amended and Restated  Revolving  Credit  Agreement dated as of     *
            March  27,  2001  by  and  among   Allbritton   Communications
            Company,  certain financial  institutions,  and Fleet National
            Bank, as Agent, and Deutsche Banc Alex. Brown Inc., as Documentation Agent. (Incorporated by reference to Exhibit
            4.4 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)
 4.5        First  Amendment  dated as of December 19, 2001 to the Amended     *
            and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-K, No. 333-02302, dated December 27, 2001)

 Exhibit No.                 Description of Exhibit                     Page No.
 -----------                 ----------------------                     --------
 10.1       Network Affiliation Agreement (Harrisburg  Television,  Inc.).     *
            (Incorporated by reference to Exhibit 10.3 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)
 10.2       Side  Letter  Amendment  to  Network   Affiliation   Agreement     *
            (Harrisburg   Television,   Inc.)  dated   August  10,   1999.
            (Incorporated by reference to Exhibit 10.2 of Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August
            16, 1999)
 10.3       Network   Affiliation   Agreement  (First  Charleston  Corp.).     *
            (Incorporated by reference to Exhibit 10.4 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)
 10.4       Side Letter Amendment to Network Affiliation  Agreement (First     *
            Charleston Corp.) dated August 10, 1999. (Incorporated by reference to Exhibit 10.4 of Company's Quarterly Report on
            Form 10-Q, No. 333-02302, dated August 16, 1999)
 10.5       Network    Affiliation    Agreement   (WSET,    Incorporated).     *
            (Incorporated by reference to Exhibit 10.5 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)
 10.6       Side Letter Amendment to Network Affiliation  Agreement (WSET,     *
            Incorporated)   dated  August  10,  1999.   (Incorporated   by
            reference  to Exhibit 10.6 of  Company's  Quarterly  Report on
            Form 10-Q, No. 333-02302, dated August 16, 1999)
 10.7       Network  Affiliation  Agreement  (WJLA-TV).  (Incorporated  by     *
            reference   to  Exhibit   10.6  of   Company's   Pre-effective
            Amendment No. 1 to  Registration  Statement on Form S-4, dated
            April 22, 1996)
 10.8       Side  Letter  Amendment  to  Network   Affiliation   Agreement     *
            (WJLA-TV)  dated August 10, 1999.  (Incorporated  by reference to Exhibit  10.8 of Company's  Quarterly  Report on Form 10-Q,
            No. 333-02302, dated August 16, 1999)
 10.9       Network   Affiliation   Agreement  (KATV  Television,   Inc.).     *
            (Incorporated by reference to Exhibit 10.7 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)

 Exhibit No.                 Description of Exhibit                     Page No.
 -----------                 ----------------------                     --------
 10.10      Side Letter Amendment to Network  Affiliation  Agreement (KATV     *
            Television, Inc.) dated August 10, 1999. (Incorporated by reference to Exhibit 10.10 of Company's Quarterly Report on
            Form 10-Q, No. 333-02302, dated August 16, 1999)
 10.11      Network   Affiliation   Agreement  (KTUL  Television,   Inc.).     *
            (Incorporated by reference to Exhibit 10.8 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)
 10.12      Side Letter Amendment to Network  Affiliation  Agreement (KTUL     *
            Television, Inc.) dated August 10, 1999. (Incorporated by reference to Exhibit 10.12 of Company's Quarterly Report on
            Form 10-Q, No. 333-02302, dated August 16, 1999)
 10.13      Network    Affiliation    Agreement   (TV   Alabama,    Inc.).     *
            (Incorporated by reference to Exhibit 10.9 of Company's Pre-effective Amendment No. 1 to Registration Statement on
            Form S-4, dated April 22, 1996)
 10.14      Amendment to Network Affiliation Agreement (TV Alabama,  Inc.)     *
            dated January 23, 1997.  (Incorporated by reference to Exhibit
            10.15 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 14, 1997)
 10.15      Side Letter  Amendment to Network  Affiliation  Agreement  (TV     *
            Alabama,  Inc.)  dated  August  10,  1999.   (Incorporated  by
            reference to Exhibit  10.15 of Company's  Quarterly  Report on
            Form 10-Q, No. 333-02302, dated August 16, 1999)
 10.16      Tax Sharing  Agreement  effective as of September  30, 1991 by     *
            and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company's  Registration  Statement on Form
            S-4, No. 333-02302, dated March 12, 1996)
 10.17      Second  Amendment  to Tax Sharing  Agreement  effective  as of     *
            October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K, No. 333-02302,  dated December 22,
            1998)
 10.18      Master  Lease  Finance  Agreement  dated as of August 10, 1994     *
            between  BancBoston   Leasing,   Inc.  and  ACC,  as  amended.
            (Incorporated by reference to Exhibit 10.16 of Company's Registration Statement on Form S-4, No. 333-02302, dated
            March 12, 1996)

 Exhibit No.                 Description of Exhibit                     Page No.
 -----------                 ----------------------                     --------
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