Form 10-Q
period 2002-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2002-08-14
CIK 889156

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------

                                    FORM 10-Q

                                   -----------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934 <F1>



For the quarterly period ended                           Commission file number:
        June 30, 2002                                           333-02302



                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



           Delaware                                          74-180-3105
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


                                  ------------


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

                                  ------------


     Number of shares of Common Stock outstanding as of August 14, 2002: 20,000 shares.



<F1> Pursuant to Section 15(d) of the  Securities  and Exchange Act of 1934, the
Company's duty to file is automatically suspended, but the Company agreed under the terms of certain long-term debt to continue these filings.


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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations  and Retained  Earnings
          for the Three and Nine Months Ended June 30, 2001 and 2002....       1

          Consolidated  Balance Sheets as of September 30, 2001 and June
          30, 2002......................................................       2

          Consolidated  Statements  of Cash  Flows  for the Nine  Months
          Ended June 30, 2001 and 2002..................................       3

          Notes to Interim Consolidated Financial Statements............       4

Item 2.   Management's  Discussion  and Analysis of Financial  Condition
          and Results of Operations.....................................       6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      14

Item 6.   Exhibits and Reports on Form 8-K..............................      14

Signatures..............................................................      15

Exhibit Index...........................................................      16

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                               ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (Dollars in thousands)
                                          (unaudited)


                                             Three Months Ended           Nine Months Ended
                                                  June 30,                     June 30,
                                             ------------------           -----------------
                                              2001        2002            2001         2002
                                              ----        ----            ----         ----

Operating revenues, net ................    $ 49,747    $ 48,495       $ 150,453    $ 139,489
                                            --------    --------       ---------    ---------

Television operating expenses, excluding
    depreciation and amortization ......      27,507      28,839          85,595       86,310
Depreciation and amortization ..........       3,631       3,075          10,527        9,578
Corporate expenses .....................       1,402       1,552           4,230        4,370
                                            --------    --------       ---------    ---------
                                              32,540      33,466         100,352      100,258
                                            --------    --------       ---------    ---------

Operating income .......................      17,207      15,029          50,101       39,231
                                            --------    --------       ---------    ---------

Nonoperating income (expense)
    Interest income
        Related party ..................         582         568           1,894        1,794
        Other ..........................          46          21             268           74
    Interest expense ...................     (10,515)    (10,442)        (31,118)     (31,405)
    Other, net .........................        (283)       (326)           (954)        (254)
                                            --------    --------       ---------    ---------
                                             (10,170)    (10,179)        (29,910)     (29,791)
                                            --------    --------       ---------    ---------

Income before income taxes .............       7,037       4,850          20,191        9,440

Provision for income taxes .............       2,697       2,414           7,984        4,486
                                            --------    --------       ---------    ---------

Net income .............................       4,340       2,436          12,207        4,954

Retained earnings, beginning of period..      79,105      84,400          71,238       81,882
                                            --------    --------       ---------    ---------

Retained earnings, end of period .......    $ 83,445    $ 86,836       $  83,445    $  86,836
                                            ========    ========       =========    =========



            See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       June 30,
                                                      September 30,      2002
                                                           2001      (unaudited)
                                                      -------------  -----------
Assets

Current assets
     Cash and cash equivalents .....................    $   7,640     $  10,884
     Accounts receivable, net ......................       34,743        39,197
     Program rights ................................       20,145         4,548
     Deferred income taxes .........................          727           727
     Interest receivable from related party ........          492         1,045
     Other .........................................        2,333         3,212
                                                        ---------     ---------
          Total current assets .....................       66,080        59,613

Property, plant and equipment, net .................       38,622        47,168
Intangible assets, net .............................      132,408       129,215
Deferred financing costs and other .................        8,304         7,614
Cash surrender value of life insurance .............        9,198        10,112
Program rights .....................................        1,335           643
                                                        ---------     ---------

                                                        $ 255,947     $ 254,365
                                                        =========     =========
Liabilities and Stockholder's Investment

Current liabilities
     Current portion of long-term debt .............    $   1,479     $     617
     Accounts payable ..............................        2,300         2,679
     Accrued interest payable ......................       11,161         7,795
     Program rights payable ........................       23,667         8,508
     Accrued employee benefit expenses .............        4,213         3,654
     Other accrued expenses ........................        5,003         7,946
                                                        ---------     ---------
          Total current liabilities ................       47,823        31,199

Long-term debt .....................................      425,381       432,776
Program rights payable .............................        2,038         1,291
Deferred rent and other ............................        1,761         4,281
Accrued employee benefit expenses ..................        1,815         1,898
Deferred income taxes ..............................        9,961        14,182
                                                        ---------     ---------
          Total liabilities ........................      488,779       485,627
                                                        ---------     ---------

Stockholder's investment
     Preferred stock, $1 par value, 800 shares
        authorized, none issued ....................           --            --
     Common stock, $.05 par value, 20,000 shares
        authorized, issued and outstanding .........            1             1
     Capital in excess of par value ................        6,955         6,955
     Retained earnings .............................       81,882        86,836
     Distributions to owners, net ..................     (321,670)     (325,054)
                                                        ---------     ---------
        Total stockholder's investment .............     (232,832)     (231,262)
                                                        ---------     ---------

                                                        $ 255,947     $ 254,365
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

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                           (unaudited)

                                                                           Nine Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                           2001          2002
                                                                           ----          ----
Cash flows from operating activities:
     Net income ....................................................    $  12,207     $   4,954
                                                                        ---------     ---------
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization ..............................       10,527         9,578
        Other noncash charges ......................................          968         1,777
        Provision for doubtful accounts ............................          376           346
        Loss on disposal of assets .................................           26             7
        Changes in assets and liabilities:
          (Increase) decrease in assets:
            Accounts receivable ....................................       (3,949)       (4,800)
            Program rights .........................................       16,232        16,289
            Interest receivable from related party .................         (553)         (553)
            Other current assets ...................................         (753)         (879)
            Other noncurrent assets ................................       (1,197)       (1,101)
          Increase (decrease) in liabilities:
            Accounts payable .......................................         (267)          379
            Accrued interest payable ...............................       (3,361)       (3,366)
            Program rights payable .................................      (17,788)      (15,906)
            Accrued employee benefit expenses ......................         (793)         (476)
            Other accrued expenses .................................          (47)        2,193
            Deferred rent and other liabilities ....................         (425)        2,520
            Deferred income taxes ..................................        2,576         4,221
                                                                        ---------     ---------
                                                                            1,572        10,229
                                                                        ---------     ---------
               Net cash provided by operating activities ...........       13,779        15,183
                                                                        ---------     ---------

Cash flows from investing activities:
     Capital expenditures ..........................................       (4,386)      (14,951)
     Proceeds from disposal of assets ..............................           17            37
                                                                        ---------     ---------
               Net cash used in investing activities ...............       (4,369)      (14,914)
                                                                        ---------     ---------

Cash flows from financing activities:
     Draws under lines of credit, net ..............................           --         7,664
     Principal payments on capital lease obligations ...............       (1,304)       (1,242)
     Deferred financing costs ......................................         (800)          (63)
     Distributions to owners, net of certain charges ...............     (118,276)     (313,899)
     Repayments of distributions to owners .........................      106,300       310,515
                                                                        ---------     ---------
               Net cash (used in) provided by financing activities..      (14,080)        2,975
                                                                        ---------     ---------

     Net (decrease) increase in cash and cash equivalents ..........       (4,670)        3,244
     Cash and cash equivalents, beginning of period ................       11,913         7,640
                                                                        ---------     ---------
     Cash and cash equivalents, end of period ......................    $   7,243     $  10,884
                                                                        =========     =========

Non-cash investing and financing activities:
     Equipment acquired under capital leases .......................    $     750     $      24
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2002. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2001 which are contained in the Company's Form 10-K.

NOTE 2 - On March 6, 2002, the Company announced that it has agreed to acquire certain of the assets of ALLNEWSCO, Inc. (Allnewsco) in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco, incorporated in 1989, provides 24-hour per day basic cable television programming consisting of news and information programming with the primary focus on regional and local news for the Washington, D.C. metropolitan area. Allnewsco has been controlled since its inception by Perpetual Corporation which also controls the Company. Consummation of this transaction will coincide with the integration of Allnewsco's operations with those of WJLA, the Company's ABC affiliate in the Washington, D.C. market, in a new studio and office facility. The Company anticipates that this transaction will be consummated during the fourth quarter of Fiscal 2002.

NOTE 3 - For the nine months ended June 30, 2001 and 2002, distributions to owners were as follows:

                                                           2001          2002
                                                           ----          ----

Distributions to owners, beginning of period .......    $ 298,090     $ 321,670

   Cash advances ...................................      123,433       314,043
   Repayment of cash advances ......................     (106,300)     (310,515)
   Charge for Federal and state income taxes .......       (5,157)         (144)
                                                        ---------     ---------

Distributions to owners, end of period .............    $ 310,066     $ 325,054
                                                        =========     =========

Weighted average amount of non-interest bearing
   advances outstanding during the period ..........    $ 298,131     $ 328,587
                                                        =========     =========

NOTE 4 - Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001 and is effective for all business combinations with acquisition dates after June 30, 2001. The pronouncement eliminates the pooling-of-interest method of accounting for business combinations and addresses the accounting for intangible assets acquired as part of a business combination. Adoption of SFAS No. 141 has had no impact on the Company's financial position or results of operations as the Company has not consummated any business combinations since June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003. The Company estimates that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, the Company will perform the first of the required impairment tests on its indefinite lived intangible assets. The Company is in the process of determining what the effect, if any, of these tests will be on its financial position or results of operations.

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


Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2001 and 2002 and the percentage change between the periods:

                                Three Months Ended June 30,        Nine Months Ended June 30,
                                ---------------------------        --------------------------
                                                     Percent                            Percent
                                 2001       2002     Change        2001        2002     Change
                                 ----       ----     -------       ----        ----     -------

Operating revenues, net ....   $ 49,747   $ 48,495    -2.5%     $ 150,453   $ 139,489    -7.3%
Total operating expenses ...     32,540     33,466     2.8%       100,352     100,258    -0.1%
                               --------   --------              ---------   ---------
Operating income ...........     17,207     15,029   -12.7%        50,101      39,231   -21.7%
Nonoperating expenses, net..     10,170     10,179     0.1%        29,910      29,791    -0.4%
Income tax provision .......      2,697      2,414   -10.5%         7,984       4,486   -43.8%
                               --------   --------              ---------   ---------

Net income .................   $  4,340   $  2,436   -43.9%     $  12,207   $   4,954   -59.4%
                               ========   ========              =========   =========


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by the Company for each of the three and nine months ended June 30, 2001 and 2002, and the percentage contribution of each to the total broadcast revenues earned by the Company, before fees:


                                    Three Months Ended June 30,               Nine Months Ended June 30,
                                    ---------------------------               --------------------------
                                     2001                2002                 2001                 2002
                                     ----                ----                 ----                 ----
                               Dollars  Percent    Dollars  Percent     Dollars  Percent     Dollars  Percent
                               -------  -------    -------  -------     -------  -------     -------  -------
                                                          (Dollars in thousands)

Local and national <F1> ...   $ 47,684    93.0    $ 45,275    90.9    $ 136,080    87.7    $ 128,616    89.4
Political <F2> ............        330     0.6       1,356     2.7        7,181     4.6        3,579     2.5
Network compensation <F3>..        841     1.6         900     1.8        2,313     1.5        2,580     1.8
Trade and barter <F4> .....      1,951     3.8       1,837     3.7        5,951     3.8        5,476     3.8
Other revenue <F5> ........        502     1.0         469     0.9        3,733     2.4        3,541     2.5
                              --------   -----    --------   -----    ---------   -----    ---------   -----
Broadcast revenues ........     51,308   100.0      49,837   100.0      155,258   100.0      143,792   100.0
                                         =====               =====                =====                =====
Fees <F6> .................     (1,561)             (1,342)              (4,805)              (4,303)
                              --------            --------            ---------            ---------

Operating revenues, net ...   $ 49,747            $ 48,495            $ 150,453            $ 139,489
                              ========            ========            =========            =========


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



Net operating revenues for the three months ended June 30, 2002 totaled $48,495, a decrease of $1,252, or 2.5%, when compared to net operating revenues of $49,747 for the three months ended June 30, 2001. Net operating revenues decreased $10,964, or 7.3%, to $139,489 for the nine months ended June 30, 2002 as compared to $150,453 for the same period in the prior fiscal year.

Local and national advertising revenues decreased $2,409, or 5.1%, and $7,464, or 5.5%, during the three and nine months ended June 30, 2002, respectively, versus the comparable periods in Fiscal 2001. The decrease for the three months ended June 30, 2002 was due in large part to declining audience ratings for ABC network prime-time programming across all of the Company's markets, with local and national advertising revenues particularly impacted in the Company's Washington, D.C. market. Local and national advertising revenues declined in most of the Company's markets for the nine months ended June 30, 2002 due to the impact of ABC network prime-time programming ratings as well as the continuation of the general weakness in television advertising which began during Fiscal 2001.

Political advertising revenues increased $1,026 to $1,356 for the three months ended June 30, 2002 versus $330 for the three months ended June 30, 2001. This increase was primarily due to advertising related to high-profile local political primaries in the Birmingham, Harrisburg and Little Rock markets during the three months ended June 30, 2002 with less comparable advertising in the third quarter of Fiscal 2001. Political advertising revenues decreased $3,602, or 50.2%, during the nine months ended June 30, 2002 as compared to the same period in Fiscal 2001. This decrease was due primarily to the national presidential election and high-profile local political races in November 2000, partially offset by advertising leading up to a November 2001 local political election affecting the Washington, D.C. and Lynchburg markets as well as the advertising related to high-profile local political races during the third quarter of Fiscal 2002 referred to above.

No individual advertiser accounted for more than 5% of the Company's broadcast revenues during the three or nine months ended June 30, 2001 or 2002.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2002 totaled $33,466, an increase of $926, or 2.8%, compared to total operating expenses of $32,540 for the three-month period ended June 30, 2001. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,332, a decrease in depreciation and amortization of $556 and an increase in corporate expenses of $150.

Total operating expenses for the nine-month period ended June 30, 2002 totaled $100,258, a decrease of $94, or 0.1%, compared to $100,352 for the nine months ended June 30, 2001. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $715, a decrease in depreciation and amortization of $949 and an increase in corporate expenses of $140.

Television operating expenses, excluding depreciation and amortization, increased $1,332, or 4.8%, and $715, or 0.8%, during the three and nine months ended June 30, 2002, respectively, as compared to the same periods in Fiscal 2001. These increases were due primarily to a charge for one-time lease-related costs associated with the pending relocation of WJLA to new studio and office space. Excluding this charge, television operating expenses increased $582, or 2.1%, during the three months ended June 30, 2002 and decreased $35 during the nine months ended June 30, 2002 as compared to the respective periods in the prior fiscal year.

Depreciation and amortization expense decreased $556 and $949, or 15.3% and 9.0%, for the three and nine months ended June 30, 2002, respectively, as compared to the same periods in Fiscal 2001. The decreases were principally the result of decreased depreciation on assets acquired in Birmingham during Fiscal 1996.

Operating Income
For the three months ended June 30, 2002, operating income of $15,029 decreased $2,178, or 12.7%, when compared to operating income of $17,207 for the three months ended June 30, 2001. For the three months ended June 30, 2002, the operating margin decreased to 31.0% from 34.6% for the comparable period in Fiscal 2001. Operating income of $39,231 for the nine months ended June 30, 2002 decreased $10,870, or 21.7%, when compared to operating income of $50,101 for the same period in the prior fiscal year. For the nine months ended June 30, 2002, the operating margin decreased to 28.1% from 33.3% for the comparable period in the prior fiscal year. These decreases in operating income and margin were primarily the result of decreased net operating revenues during the three and nine months ended June 30, 2002. The decrease in operating income and margin during the three months ended June 30, 2002 also reflected the one-time charge discussed above.

Operating Cash Flow
Operating cash flow of $18,104 and $48,809 for the three and nine months ended June 30, 2002, respectively, decreased $2,734 and $11,819, or 13.1% and 19.5%, as compared to $20,838 and $60,628 for the three and nine-month periods ended June 30, 2001, respectively. These decreases were primarily the result of decreased net operating revenues during the three and nine months ended June 30, 2002. The decrease in operating cash flow during the three months ended June 30, 2002 also reflected the one-time charge discussed above.

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

Nonoperating Expenses, Net
Interest expense of $10,442 for three months ended June 30, 2002 decreased $73, or 0.7%, as compared to $10,515 for the three-month period ended June 30, 2001. The average balance of debt outstanding, including capital lease obligations, was $445,635 and $446,602 for the three months ended June 30, 2001 and 2002, respectively, and the weighted average interest rate on debt was 9.3% for each of the three-month periods ended June 30, 2001 and 2002.

Interest expense for the nine months ended June 30, 2002 was $31,405, an increase of $287, or 0.9%, as compared to $31,118 for the nine-month period ended June 30, 2001. This increase was principally due to an increased average balance of debt outstanding during the nine-month period ended June 30, 2002, partially offset by a decreased weighted average interest rate on debt. The average balance of debt outstanding, including capital lease obligations, was $437,751 and $452,512 for the nine months ended June 30, 2001 and 2002, respectively, and the weighted average interest rate on debt was 9.4% and 9.2% for the nine-month periods ended June 30, 2001 and 2002, respectively.

Income Taxes
The provision for income taxes for the three months ended June 30, 2002 totaled $2,414, a decrease of $283, or 10.5%, when compared to the provision for income taxes of $2,697 for the three months ended June 30, 2001. The decrease was directly related to the $2,187, or 31.1%, decrease in the Company's income before income taxes, partially offset by an increase in the Company's overall effective income tax rate in Fiscal 2002.

The provision for income taxes for the nine months ended June 30, 2002 totaled $4,486, a decrease of $3,498, or 43.8%, when compared to the provision for income taxes of $7,984 for the nine months ended June 30, 2001. The decrease was directly related to the $10,751, or 53.2%, decrease in the Company's income before income taxes, partially offset by the one-time recognition of a tax benefit of approximately $950 during the second quarter of Fiscal 2001.

Net Income
For the three and nine months ended June 30, 2002, the Company recorded net income of $2,436 and $4,954, respectively, as compared to net income of $4,340 and $12,207 for the three and nine months ended June 30, 2001, respectively. The decreases of $1,904 and $7,253 during the three and nine months ended June 30, 2002 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2001 to June 30, 2002 consisted primarily of decreases in program rights and program rights payable as well as an increase in net property, plant and equipment. The decreases in program rights and program rights payable reflect the annual cycle of the underlying program contracts which generally begins in September of each year, and the increase in net property, plant and equipment is primarily due to the buildout of studio and office space and acquisition of technical equipment for WJLA.

Liquidity and Capital Resources
As of June 30, 2002, the Company's cash and cash equivalents aggregated $10,884, and the Company had an excess of current assets over current liabilities of $28,414.

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

As reported in the consolidated statements of cash flows, the Company's net cash provided by operating activities was $13,779 and $15,183 for the nine months ended June 30, 2001 and 2002, respectively.

Transactions with Owners. The Company periodically makes advances in the form of distributions to Perpetual Corporation (Perpetual). During the nine months ended June 30, 2001 and 2002, the Company made cash advances net of repayments to Perpetual of $11,276 and $1,895, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, during the nine months ended June 30, 2001 and 2002, the Company made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between the Company and Perpetual of $5,857 and $1,633, respectively. The Company was charged by Perpetual for federal and state income taxes totaling $5,157 and $144 during the nine months ended June 30, 2001 and 2002, respectively.

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

Stockholder's deficit amounted to $231,262 at June 30, 2002, a decrease of $1,570, or 0.7%, from the September 30, 2001 deficit of $232,832. The decrease was due to net income for the period of $4,954, substantially offset by a net increase in distributions to owners of $3,384.

Indebtedness. The Company's total debt, including the current portion of long-term debt, increased from $426,860 at September 30, 2001 to $433,393 at June 30, 2002. This debt, net of applicable discounts, consisted of $274,370 of 9.75% Debentures, $150,000 of 8.875% Notes, $7,664 of draws under the revolving credit facility and $1,359 of capital lease obligations at June 30, 2002. The increase of $6,533 in total debt from September 30, 2001 to June 30, 2002 was primarily due to net draws under the revolving credit facility, partially offset by payments under capital lease obligations. As of September 30, 2001, there were no amounts outstanding under the Company's revolving credit facility. Effective May 15, 2002, the revolving credit facility was increased from $50,000 to $70,000 for the purpose of financing capital expenditures. The revolving credit facility is secured by the pledge of stock of the Company and its subsidiaries and matures March 27, 2006. As of June 30, 2002, $7,664 was outstanding under the revolving credit facility.

Under the existing borrowing agreements, the Company is subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the revolving credit facility, the Company must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2002, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee ranging from .5% to .75% per annum based on the amount of any unused portion of the revolving credit facility.

The indentures for the Company's long-term debt provide that, whether or not required by the rules and regulations of the Commission, so long as any Senior Notes or Debentures are outstanding, the Company, at its expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the Commission on Forms 10-Q and 10-K, if the Company was required to file such Forms, including a "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, with respect to the annual information only, a report thereon by the Company's certified independent accountants and (ii) all current reports that would be required to be filed with the Commission on Form 8-K if the Company was required to file such reports. In addition, they also provide that, whether or not required by the rules and regulations of the Commission, the Company will file a copy of all such information and reports with the Commission for public availability (unless the Commission will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. As the Company's duty to file such reports with the Commission is automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company has filed this Form 10-Q with the Commission only as contemplated by the terms of its long-term debt.

Allnewsco Transaction. On March 6, 2002, the Company announced that it has agreed to acquire certain of the assets of ALLNEWSCO, Inc. (Allnewsco) in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco, incorporated in 1989, provides 24-hour per day basic cable television programming consisting of news and information programming with the primary focus on regional and local news for the Washington, D.C.
metropolitan area. Allnewsco has been controlled since its inception by Perpetual Corporation which also controls the Company.

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

Other Uses of Cash. The Company anticipates that capital expenditures for Fiscal 2002 will approximate $22,000. Fiscal 2002 capital expenditures will be primarily for the buildout of studio and office space and acquisition of technical equipment for WJLA, the implementation of DTV service at the Company's Little Rock station and the acquisition of technical equipment and vehicles to support ongoing operations across the Company's stations. The source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the revolving credit facility. Capital expenditures during the nine months ended June 30, 2002 totaled $14,975, of which $24 was financed through capital lease transactions.

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

New Accounting Standards
Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001 and is effective for all business combinations with acquisition dates after June 30, 2001. The pronouncement eliminates the pooling-of-interest method of accounting for business combinations and addresses the accounting for intangible assets acquired as part of a business combination. Adoption of SFAS No. 141 has had no impact on the Company's financial position or results of operations as the Company has not consummated any business combinations since June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for the Company's fiscal year ending September 30, 2003. The Company estimates that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, the Company will perform the first of the required impairment tests on its indefinite lived intangible assets. The Company is in the process of determining what the effect, if any, of these tests will be on its financial position or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2002, the Company had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during the year ending September 30, 2008. At June 30, 2002, the carrying value of such debt was $424,370, the fair value was $445,875 and the weighted average interest rate was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company actively monitors the capital markets in analyzing its capital raising decisions.

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


                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                          (Registrant)




       August 14, 2002                           /s/ Robert L. Allbritton
-----------------------------                 ----------------------------------
            Date                              Name:  Robert L. Allbritton
                                              Title: Chairman and Chief
                                                     Executive Officer


       August 14, 2002                           /s/ Stephen P. Gibson
-----------------------------                 ----------------------------------
            Date                              Name:  Stephen P. Gibson
                                              Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------
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

 4.6 Second Amendment dated as of May 15, 2002 to the Amended and Restated Revolving Credit Agreement.

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