Form 10-K
period 2002-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2002-12-18
CIK 889156

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 333-02302

ALLBRITTON COMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	74-1803105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Seventeenth Street, N.W., Suite 300 Washington, D.C.	20006-3910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(202) 789-2130

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☐	NO ☒ (1)

The aggregate market value of the registrant’s Common Stock held by non-affiliates is zero.

As of December 17, 2002, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)
Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities and Exchange Act of 1934, the Company’s duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2002, but the Company agreed under the terms of certain long-term debt to continue these filings.

As used herein, the terms “Allbritton,” ”our,” “us,””we” or the “Company” refer to Allbritton Communications Company and its subsidiaries, and “ACC” refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following “call letters” refer either to the corporate owner of the station indicated or to the station itself: “WJLA” and “NewsChannel 8 “ together refer to WJLA/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); “WHTM” refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); “KATV” refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); “KTUL” refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); “WCIV” refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); “WSET” refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); “WCFT,” ”WBMA” and “WJSU” refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term “ACCLI” refers to ACC Licensee, Inc. (licensee of WJLA and NewsChannel 8). The term “ATP” refers to Allbritton Television Productions, Inc. and the term “Perpetual” refers to Perpetual Corporation, which is controlled by Joe L. Allbritton, Chairman of the Executive Committee of the Board of Directors of ACC. “AGI” refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC’s parent. “Allfinco” refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. “Harrisburg Television” refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. “TV Alabama” refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that owns WCFT, WJSU and WBMA. “Allnewsco” refers to ALLNEWSCO, Inc., an affiliate of ACC that is a 99%-owned subsidiary of Perpetual. “RLA Trust” refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, Chairman of the Board of Directors and Chief Executive Officer of ACC, that is a minority owner of Allnewsco. “RLA Revocable Trust” refers to the trust of the same name that owns 20% of each of Harrisburg Television and TV Alabama.

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION (“FCC”) REGULATIONS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY; AND OUR ABILITY TO REALIZE THE EXPECTED OPERATIONAL EFFICIENCIES FROM THE ALLNEWSCO ACQUISITION.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

PART I

ITEM 1.    OUR BUSINESS

The Company

We own and operate ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. Our owned and operated stations broadcast to the 8th, 40th, 47th, 56th, 60th, 67th and 105th largest national media markets in the United States, respectively, as defined by Nielsen Media Research, Inc. (“Nielsen”), and reach approximately 4.9% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with WJLA.

WJLA/NewsChannel 8 is owned and operated as a division by ACC, while our remaining stations are owned and operated by Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and WBMA). Each of these is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of Allbritton Group, Inc. (“AGI”), which is controlled by Perpetual Corporation, which in turn is controlled by Mr. Joe L. Allbritton, ACC’s Chairman of the Executive Committee of the Board of Directors. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3910, and our telephone number at that address is (202) 789-2130.

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

Television station revenues are primarily derived from local, regional and national advertisers and, to a much lesser extent, from networks and program syndicators for the broadcast of programming and from other broadcast-related activities. Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program’s popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station’s overall ability to attract viewers in its market area and the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affect both the broadcast industry in general and the revenues of individual broadcast television stations.

United States television stations are grouped by Nielsen into 210 generally recognized television market areas that are ranked in size according to various formulae based upon actual or potential audience. Each market area is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. The specific geographic markets are called Designated Market Areas, or DMAs.

Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station’s “rating”) and the percentage of the audience actually watching television (the station’s “share”). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses two methods of determining a station’s ratings and share. In larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed diaries of television viewing, while in smaller markets ratings are determined by weekly diaries only. Of the market areas in which we conduct business, Washington, D.C. and Birmingham, Alabama are metered markets while the remaining markets are weekly diary markets.

Historically, three major broadcast networks—ABC, NBC and CBS—dominated broadcast television. In recent years, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, UPN, WB and recently PAX TV have been launched as new broadcast television networks, along with specialized networks, Telemundo, Univision and TV Azteca.

The affiliation by a station with one of the four major networks has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 13 hours of each day’s programming from the network. This programming, along with cash payments (“network compensation”), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with affiliates of other networks and independent stations in their market areas. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, which have become increasingly popular with both network affiliates and independents, a national program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

An affiliate of UPN, WB or PAX TV receives a smaller portion of each day’s programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of UPN, WB or PAX TV must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks, which may partially offset their higher programming costs.

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

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers and newspapers serving the same market. Traditional network programming, and recently FOX programming, generally achieve higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time become available for sale by independent stations and FOX affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area’s audience. Consolidation of cable system ownership in discrete markets (so-called “clustering”) has enabled some cable operators to more efficiently sell time to local advertisers.

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

Direct broadcast satellite (‘‘DBS”) service has recently been introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Legislation was enacted in November 1999 that permits local stations, under specified conditions, to be carried on satellite which will retransmit those signals back to the originating market. As DBS providers expand their facilities, an increasing number of local stations will be carried as “local-to-local” signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. Of our stations, WJLA, WHTM, WBMA/WCFT/WJSU and KTUL are currently carried on DBS systems, transmitting to the Washington, D.C., Harrisburg, Birmingham and Tulsa markets, respectively.

We believe that the market shares of television stations affiliated with ABC, NBC and CBS declined during the 1980s and 1990s because of the emergence of FOX and certain strong independent stations and because of increased cable penetration. Independent stations have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, network-quality and regional sports programming. In addition, there has been substantial growth in the number of home satellite dish receivers and video cassette recorders, which has further expanded the number of programming alternatives available to household audiences.

Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats have enabled some broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit “high definition television” with theatre screen aspect ratios, higher resolution video and “noise-free” sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC has authorized a transition plan to convert existing analog stations to digital by temporarily offering a second channel to transmit programming digitally with the return of the analog channel after the transition period. See “Legislation and Regulation—Digital Television.” Of our stations, only WJLA in Washington, D.C. broadcasts with both an analog and digital signal at this time.

Station Information

The following table sets forth general information for each of our owned stations as of May 2002:

Designated Market Area	Station	Network Affiliation	Analog Channel Frequency	Digital Channel Allocation	Market Rank or DMA (1)	Total Commercial Competitors in Market (2)	Station Audience Share (3)	Rank in Market (4)	Acquisition Date
Washington, D.C.	WJLA	ABC	7/VHF	39	8	6	20%	3	01/29/76
Birmingham (Anniston and Tuscaloosa), AL (5)	WBMA/WCFT/WJSU	ABC	—	—	40	7	20%	3	—
Birmingham	WBMA	ABC	58/UHF	—	—	—	—	—	08/01/97
Anniston	WJSU	ABC	40/UHF	58	—	—	—	—	03/22/00	(6)
Tuscaloosa	WCFT	ABC	33/UHF	34	—	—	—	—	03/15/96
Harrisburg-Lancaster- York-Lebanon, PA	WHTM	ABC	27/UHF	10	47	5	22%	2	03/01/96
Little Rock, AR	KATV	ABC	7/VHF	22	56	5	31%	1	04/06/83
Tulsa, OK	KTUL	ABC	8/VHF	10	60	6	30%	2	04/06/83
Roanoke-Lynchburg, VA	WSET	ABC	13/VHF	34	67	4	25%	2	01/29/76	(7)
Charleston, SC	WCIV	ABC	4/VHF	34	105	5	15%	3	01/29/76	(7)

(1)	Represents market rank based on the Nielsen Station Index published September 2002.
(2)	Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period.
(3)	Represents the station’s share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
(4)
Represents the station’s rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.

(5)
TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.

(6)
We began programming WJSU pursuant to a local marketing agreement in December 1995. In connection with the local marketing agreement, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU and completed our acquisition of WJSU on March 22, 2000. See “Owned Stations—WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama.”

(7)	WSET and WCIV have been indirectly owned and operated by Joe L. Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.

Business and Operating Strategy

Our business strategy is to focus on building net operating revenues and net cash provided by operating activities. We intend to pursue selective acquisition opportunities as they arise. Our acquisition strategy is to target network-affiliated television stations where we believe we can successfully apply our operating strategy and where such stations can be acquired on attractive terms. Targets include stations in midsized growth markets with what we believe to be advantageous business climates. Although we continue to review strategic investment and acquisition opportunities, no agreements or understandings are currently in place regarding any material investments or acquisitions.

In addition, we constantly seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network, which provides University of Arkansas sports programming to a network of 69 radio stations in six states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, constituting the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation’s Capital. The combination of these two operations will allow for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Factors Affecting Our Business.”

Our operating strategy focuses on four key elements:

Local News and Community Leadership.    Our stations strive to be local news leaders to exploit the revenue potential associated with local news leadership. Since the acquisition of each station, we have focused on building that station’s local news programming franchise as the foundation for building significant audience share. In each of our market areas, we develop additional information-oriented programming designed to expand the stations’ hours of commercially valuable local news and other programming with relatively small incremental increases in operating expenses. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods adjacent to the news. In addition, we believe strong local news product has helped differentiate local broadcast stations from the increasing number of cable programming competitors that generally do not provide this material.

High Quality Non-Network Programming.    Our stations are committed to attracting viewers through an array of syndicated and locally-produced programming to fill those periods of the broadcast day not programmed by the network. This programming is selected by us based on its ability to attract audiences highly valued in terms of demographic makeup on a cost-effective basis and reflects a focused strategy to migrate and hold audiences from program to program throughout dayparts. Audiences highly valued in terms of demographic makeup include women aged 18-49 and all adults aged 25-54. These demographic groups are perceived by advertisers as the groups with the majority of buying authority and decision-making in product selection.

Local Sales Development Efforts.    We believe that television stations with a strong local presence and active community relations can realize additional revenue from advertisers through the development and promotion of special programming and marketing events. Each of our stations has developed such additional products, including high quality programming of local interest (such as University of Arkansas football and basketball games) and sponsored community events. These sponsored events have included health fairs, contests, job fairs, parades and athletic events and have provided advertisers, who are offered participation in such events, an opportunity to direct a marketing program to targeted audiences. These additional products have proven successful in attracting incremental advertising revenues. The stations also seek to maximize their local sales efforts through the use of extensive research and targeted demographic studies.

Cost Control.    We believe that controlling costs is an essential factor in achieving and maintaining the profitability of our stations. We believe that by delivering highly targeted audience levels and controlling programming and operating costs, our stations can achieve increased levels of revenue and operating cash flow. Each station rigorously manages its expenses through a budgetary control process and project accounting, which include an analysis of revenue and programming costs by daypart. Moreover, each of the stations closely monitors its staffing levels.

Owned Stations

WJLA:    Washington, D.C.

Acquired by ACC in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The station’s FCC license expires on October 1, 2004. Washington, D.C. is the eighth largest DMA, with approximately 2,169,000 television households. We believe that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, constituting the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation’s Capital. The combination of these two operations will allow for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Factors Affecting Our Business.”

WBMA/WCFT/WJSU:    Birmingham (Anniston and Tuscaloosa), Alabama

We acquired WCFT in March 1996 and commenced programming WJSU, licensed to Anniston (Birmingham), Alabama, under a ten-year Time Brokerage Agreement (referred to herein as the Anniston LMA) effective December 29, 1995. Under the Anniston LMA, we supplied program services to WJSU and retained all revenues from advertising sales. In exchange, we paid all station operating expenses and certain management fees to the station’s owner. In connection with the Anniston LMA, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000. We also own a low power television station licensed to

Birmingham, Alabama (WBMA). In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating the 40th largest DMA with approximately 690,000 television households. The Birmingham DMA is served by seven commercial television stations.

We serve the Birmingham market by simultaneously transmitting identical programming from our studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA+. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. We have retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining our primary news and sales presence in Birmingham. The ABC network affiliation is based upon carriage on both WCFT and WJSU and expires on September 1, 2006. The FCC licenses for the three stations expire on April 1, 2005.

WHTM:    Harrisburg-Lancaster-York-Lebanon, Pennsylvania

Acquired by us in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The station’s FCC license expires August 1, 2007. The Harrisburg-Lancaster-York-Lebanon market, which consists of nine contiguous counties located in central Pennsylvania, is the 47th largest DMA, reaching approximately 627,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area’s largest employer. The Harrisburg market is served by four commercial television stations, one of which is a VHF station.

KATV:    Little Rock, Arkansas

Acquired by us in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The station’s FCC license expires on June 1, 2005. The Little Rock market is the 56th largest DMA, with approximately 524,000 television households. The Little Rock market has a diversified economy, both serving as the seat of state and local government and home to commercial businesses. The Little Rock market is served by five commercial television stations.

Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2005, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 69 radio stations in six states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

KTUL:    Tulsa, Oklahoma

Acquired by us in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The station’s FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 60th largest DMA, with approximately 497,000 television households. The Tulsa market is served by six commercial television stations.

WSET:    Roanoke-Lynchburg, Virginia

Acquired by us in 1996, WSET has been indirectly owned and operated by Joe L. Allbritton since 1976. The station is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. WSET’s FCC license expires on October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 67th largest DMA, with approximately 445,000 television households. The Lynchburg DMA is served by four commercial television stations.

WCIV:    Charleston, South Carolina

Acquired by us in 1996, WCIV has been indirectly owned and operated by Joe L. Allbritton since 1976. The station is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. WCIV’s FCC license expires on December 1, 2004. Charleston, South Carolina is the 105th largest DMA, with approximately 263,000 television households. The Charleston DMA is served by five commercial television stations.

Network Affiliation Agreements and Relationship

Each of our stations is an ABC affiliate with affiliation agreement expiration dates as follows:

WHTM	January 1, 2005
KATV	July 31, 2005
KTUL	July 31, 2005
WSET	July 31, 2005
WJLA	October 1, 2005
WCIV	August 20, 2006
WBMA/WCFT/WJSU	September 1, 2006

ABC has routinely renewed the affiliation agreements with stations; however, we cannot assure you that these affiliation agreements will be renewed in the future or under the same general terms. As one of the largest group owners of ABC network affiliates in the nation, we believe that we enjoy excellent relations with the ABC network.

Generally, each affiliation agreement provides our stations with the right to broadcast programs transmitted by the network that includes designated advertising time the revenue from which the network retains. For every hour or fraction thereof that the station elects to broadcast network programming, the network pays the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, prime-time programming generates the highest hourly rates. Under specified conditions, rates are subject to increase or decrease by the network during the term of each affiliation agreement, with provisions for advance notice and right of termination on behalf of the station in the event of a reduction in rates.

Effective August 11, 1999, our network affiliation agreements with ABC were amended. Under the amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television “soap” channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the expiration of this agreement, compensation rates and inventory allocations reverted to their pre-modification levels. We routinely consult with the network in relation to the levels of program clearances, preemptions, compensation and inventory availabilities.

Competition

Competition in the television industry, including each of the market areas in which our stations compete, takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station’s competitive position include signal coverage and assigned frequency. The television broadcasting industry is continually faced with technological change and innovation, the possible rise or fall in popularity of competing entertainment and communications media and actions of federal regulatory bodies, including the FCC, any of which could possibly have a material adverse effect on our operations.

Audience:    Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A substantial portion of our daily programming at our stations is supplied by ABC. In those periods, the stations are totally dependent upon the performance of the ABC network programs in attracting viewers. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and entertainment programming, including news and syndicated programs purchased for cash, cash and barter or barter-only. Independent stations, the number of which has increased significantly over the past decade, have also emerged as viable competitors for television viewership share, particularly as the result of the availability of first-run network-quality programming from FOX.

The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television has significantly altered competition for audience share in the television industry. These alternative transmission methods can increase competition for a broadcasting station both by bringing into its market area distant broadcasting signals not otherwise available to the station’s audience and by serving as a distribution system for programming originated on the cable system. Although historically cable operators have not sought to compete with broadcast stations for a share of the local news audience, cable operators have made recent inroads to this market as well, particularly in the area of local sports channels. Increased competition for local audiences could have an adverse effect on our advertising revenues.

Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low-power services. Our television stations also face competition from high-powered direct broadcast satellite services, such as DirecTV and Echostar, which transmit programming directly to homes equipped with special receiving antennas. Local broadcast stations themselves may now use excess capacity in their digital television allocation to “multicast” discrete program offerings within the base channel.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels, internet-relayed video and direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Programming:    Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station competitors for off-network reruns (such as “Frasier”) and first-run products (such as “The Oprah Winfrey Show”) for exclusive access to those programs. Cable systems generally do not compete with local stations for programming; however, local cable operators are increasingly consolidating ownership of systems within various markets, enabling them to bid on local sports programming in competition with traditional broadcasters. In addition, various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry.

Advertising:    Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program’s popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station’s overall ability to attract viewers in its market area and the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Our television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a television broadcasting station in the market does not compete with stations in other market areas. Our television stations are located in highly competitive market areas.

Legislation and Regulation

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”). Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station’s frequency, location and operating power; the issuance, renewal, revocation or modification of a television station’s FCC license; the approval of changes in the ownership or control of a television station’s licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC’s rules and regulations.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies affecting broadcast television. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast television stations.

License Renewal:    Broadcast television licenses are generally granted for maximum terms of eight years. The main licenses are supported by various “auxiliary” licenses for point-to-point microwave, remote location electronic newsgathering and program distribution between the studio and transmitter locations. License terms are subject to renewal upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience and necessity” would be served thereby. Under the Telecommunications Act of 1996 (the “Telecommunications Act”), the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing.

In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, we cannot assure that each of our broadcast licenses will be renewed in the future. All of the stations’ existing licenses were renewed for full terms and are currently in effect.

Programming and Operation:    The Communications Act requires broadcasters to serve the “public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, broadcast station licensees must continue to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. The FCC also has adopted rules that place additional obligations on television station operators for closed-captioning of programming for the hearing impaired, equal employment opportunity obligations, maximum amounts of advertising and minimum amounts of programming specifically targeted for children and special obligations relating to political candidate advertising, as well as additional public information and reporting requirements.

Digital Television:    The FCC has adopted rules for implementing digital (including high-definition) television service in the United States. Implementation of DTV is intended to improve the technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station’s geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. The FCC’s DTV allotment plan is based on the use of a “core” DTV spectrum between channels 2 and 51. Under the FCC’s rules, stations will be required to phase-in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. This period is designed to facilitate the supply of television receivers and cable demodulation boxes that will operate with the new DTV frequencies. The FCC has adopted standards for the transmission of DTV signals. These standards will serve as the basis for the phased conversion to digital transmission.

Our stations have been assigned the following digital channel allocations by the FCC: WJLA-39, WCFT-34, WJSU-58, WHTM-10, KATV-22, KTUL-10, WSET-34 and WCIV-34. Of these stations, WJLA is currently operating on its assigned DTV channel. WJSU had requested a change from channel 58 to 9, but the FCC has dismissed that request. The station is seeking reconsideration of that action. WCFT has requested a change from 34 to 5, and the FCC has sought comments on the request in a Notice of Proposed Rulemaking proceeding. The FCC established May 1, 2002 as the date by which all commercial television stations were to have implemented DTV service. The FCC has recognized that, due to exigent circumstances relating to tower construction, equipment availability and other factors, extensions of time for construction of digital operations will be necessary, and the FCC has adopted streamlined procedures to affect such extensions. Extension of time requests for the construction of DTV facilities were granted for our unbuilt DTV operations in order to accommodate requests for changed DTV frequencies and other delaying factors beyond the control of the stations. We anticipate that implementation of DTV service will be completed at the following stations during Fiscal 2003: KATV, KTUL, WSET, WCIV, WHTM and WCFT.

Implementation of DTV service will impose substantial additional costs on television stations providing the new service because of the need to purchase additional equipment and because some stations will need to operate at higher utility costs. We cannot assure you that our television stations will be able to increase revenue to offset such costs. We are unable to predict what future actions the FCC might take with respect to DTV service, nor can we predict the effect of the FCC’s present DTV implementation plan or such future actions on our business. We will incur significant expense in the conversion to DTV operations, and are unable to predict the extent or timing of consumer demand for any such DTV services.

Ownership Matters:    The Communications Act in conjunction with various antitrust statutes contain restrictions on the ownership and control of broadcast licenses. Together with the FCC’s rules, those laws place limitations on alien ownership; common ownership of television, radio and newspaper properties; and ownership by those persons not having the requisite “character” qualifications and those persons holding “attributable” interests in the license.

The FCC’s television national multiple ownership rules limit the audience reach of television stations in which any entity may hold an attributable interest to 35 percent of total United States audience reach. The FCC’s local television multiple ownership rule, the “Duopoly” rule, was revised in September 1999 and now generally permits ownership of attributable interests by a single entity in no more than two television stations which serve the same DMA unless both stations are among the top four rated in the market or there are fewer than eight, full power, independently owned television stations remaining in the market. Similar restrictions limit the number of radio stations that may be co-owned with a television station in a market as well as common newspaper/broadcast station ownership.

In light of the FCC’s multiple ownership and cross-ownership rules, an individual or entity that acquires an attributable interest in ACC may violate the FCC’s rules if that acquirer also has an attributable interest in other television or radio stations, or in cable television systems or daily newspapers, depending on the number and location of those radio or television stations, cable television systems or daily newspapers. Such an acquirer also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If an individual or entity with an attributable interest in ACC violates any of these ownership rules, we may be unable to obtain from the FCC the authorizations needed to conduct its television station business, may be unable to obtain FCC consents for certain future acquisitions, may be unable to obtain renewals of its licenses and may be subject to other material adverse consequences.

The FCC is in the process of a fundamental review of all its ownership rules with the announced intention of completing its review by mid-2003. It is unknown what changes, if any, will be adopted and whether or to what extent those changes will affect us or the competitive impact on the stations.

Additional Competition in the Video Services Industry:    The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Although we cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcast industry in which we operate.

Other Legislation:    The foregoing does not purport to be a complete summary of all the provisions of the Telecommunications Act or of the regulations and policies of the FCC thereunder. Congress and the FCC have under consideration, and in the future may consider and adopt, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations. Also, certain of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or the impact on our business.

Employees

As of September 30, 2002, we employed in full and part-time positions 943 persons, including 266 at WJLA/NewsChannel 8, 140 at KATV, 126 at KTUL, 107 at WHTM, 109 at WBMA/WCFT/WJSU, 101 at WSET, 82 at WCIV and 12 in our corporate office. Of the employees at WJLA, 129 are represented by three unions: the American Federation of Television and Radio Artists (“AFTRA”), the Directors Guild of America (“DGA”) or the National Association of Broadcast Employees and Technicians/Communications Workers of America (“NABET/CWA”). The NABET/CWA collective bargaining agreement expires January 31, 2005. The AFTRA collective bargaining agreement expires September 30, 2003. The DGA collective bargaining agreement expired January 16, 2000. Subsequent to the integration of WJLA and NewsChannel 8, the NLRB conducted an election in which the combined directors of WJLA and NewsChannel 8 elected representation by DGA. The parties have commenced negotiations for a collective bargaining agreement for the new unit. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.

ITEM 2.    PROPERTIES

We maintain our corporate headquarters in Washington, D.C., occupying leased office space of approximately 9,300 square feet.

The types of properties required to support each of the stations include offices, studios, transmitter sites and antenna sites. The stations’ studios are co-located with their office space while transmitter sites and antenna sites are generally located away from the studios in locations determined to provide maximum market signal coverage.

The following table describes the general characteristics of our principal real property:

Facility	Market/Use	Ownership	Approximate Size	Lease Expiration Date
WJLA/News Channel 8	Rosslyn, VA
	Office/Studio	Leased	79,870 sq. ft.	6/30/17
Prince Georges, MD
	Tower – Weather	Leased	1 acre	3/31/06

Washington, D.C.
	Tower/Transmitter	Joint Venture	108,000 sq. ft.	N/A

WHTM	Harrisburg, PA
	Office/Studio	Owned	14,000 sq. ft.	N/A
	Tower/Transmitter	Owned	2,801 sq. ft.	N/A
	Adjacent Land	Leased	6,808 sq. ft.	10/31/05

York, PA
	Office/Studio	Leased	1,200 sq. ft.	7/01/06

KATV	Little Rock, AR
	Office/Studio	Owned	20,500 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	1/31/03
	Tower/Transmitter	Owned	188 acres	N/A
	Annex/Garage	Owned	67,400 sq. ft.	N/A

KTUL	Tulsa, OK
	Office/Studio	Owned	13,520 sq. ft.	N/A
	Tower/Transmitter	Owned	160 acres	N/A
	Tower – Cushing	Leased	1 acre	6/30/05

WSET	Lynchburg, VA
	Office/Studio	Owned	15,500 sq. ft.	N/A
	Tower/Transmitter	Owned	2,700 sq. ft.	N/A

Danville, VA
	Office/Studio	Leased	2,150 sq. ft.	2/28/03

WCIV	Mt. Pleasant, SC
	Office/Studio	Owned	21,700 sq. ft.	N/A
	Tower/Transmitter	Leased	2,000 sq. ft.	8/31/06

WBMA/WCFT/WJSU	Birmingham, AL
	Office/Studio/Dish Farm	Leased	26,357 sq. ft./0.5 acres	9/30/06
	Tower/Relay-Pelham	Leased	.08 acres	10/31/06
	Tower/Relay-Red Mtn.	Owned	.21 acres	N/A

Tuscaloosa, AL
	Office/Studio	Owned	9,475 sq. ft.	N/A
	Tower-Tuscaloosa	Owned	10.5 acres	N/A
	Tower-AmSouth	Leased	134.3 acres	4/30/06

Anniston, AL
	Office/Studio	Leased	6,100 sq. ft.	4/1/11
	Tower-Blue Mtn.	Owned	1.7 acres	N/A
	Tower-Bald Rock	Leased	1 acre	8/29/16

ITEM 3.    LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business, including suits based on defamation and employment activity. We are not currently a party to any lawsuit or proceeding which, in our opinion, if decided adverse to us, would be likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM  6.    SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands)

The selected consolidated financial data for the fiscal years ended September 30, 1998, 1999, 2000, 2001 and 2002 are derived from our consolidated financial statements. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the data below reflect the combined results for the Company and Allnewsco for all of the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Factors Affecting Our Business.”

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Operating revenues, net	$192,287	$197,566	$216,495	$202,541	$196,169
Television operating expenses, excluding depreciation and amortization	116,368	120,301	124,727	124,597	126,001
Depreciation and amortization	19,844	18,552	16,624	15,045	13,310
Corporate expenses	4,568	4,339	4,873	5,641	6,004
Operating income	51,507	54,374	70,271	57,258	50,854
Interest expense	44,340	42,154	42,212	41,682	41,561
Interest expense–related party	3,294	3,623	3,891	4,064	785
Interest income	1,117	280	331	321	94
Interest income–related party	—	226	303	213	92
Income before extraordinary items	1,484	4,007	12,811	6,354	3,514
Extraordinary loss (1)	(5,155)	—	—	—	—
Net income	(3,671)	4,007	12,811	6,354	3,514

	As of September 30,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Total assets	$283,831	$279,875	$273,645	$258,610	$268,994
Total debt (2)	429,691	429,629	427,729	426,860	440,443
Stockholder’s investment	(210,175)	(221,643)	(234,163)	(230,817)	(247,073)

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
Cash Flow Data (3):
Cash flow from operating activities	$24,544	$25,218	$30,626	$25,156	$28,020
Cash flow from investing activities	(8,800)	(10,568)	(8,466)	(5,782)	(46,458)
Cash flow from financing activities	(9,029)	(14,350)	(24,666)	(23,626)	16,908

Financial Ratios and Other Data:
Operating Cash Flow (4)	$71,351	$72,926	$86,895	$72,303	$64,164
Operating Cash Flow Margin (5)	37.1%	36.9%	40.1%	35.7%	32.7%
Capital expenditures	9,803	12,140	5,167	6,560	26,332

(Footnotes on following page)

Footnotes

(1)	The extraordinary loss during Fiscal 1998 resulted from the early repayment of long-term debt.
(2)	Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.
(3)
Cash flows from operating, investing and financing activities were determined in accordance with generally accepted accounting principles. See “Consolidated Financial Statements—Consolidated Statements of Cash Flows.”

(4)
“Operating Cash Flow” is defined as operating income plus depreciation and amortization. Programming expenses are included in television operating expenses. We have included Operating Cash Flow data because we understand that such data is used by investors to measure a company’s ability to fund its operations and service debt. Operating Cash Flow does not purport to represent our cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

(5)	“Operating Cash Flow Margin” is defined as Operating Cash Flow as a percentage of operating revenues, net.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

General Factors Affecting Our Business

The Company

We own ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with WJLA.

Acquisitions and Basis of Financial Presentation

On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. The assets acquired consisted primarily of cable affiliation agreements and certain technical equipment and vehicles related to the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation’s Capital. Allnewsco has been controlled since its inception by Perpetual, which also controls ACC. Because both ACC and Allnewsco are controlled by Perpetual, ACC is required to account for the acquisition as a transfer of assets within a group under common control.

Under this accounting, the Company and Allnewsco are treated as if they had always been combined for accounting and financial reporting purposes. As a result, our consolidated financial statements have been restated for all periods prior to the asset acquisition to reflect the combined results of the Company and Allnewsco. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions. All amounts for all periods presented, unless otherwise specified, in this Management’s Discussion and Analysis reflect the combined results of the Company and Allnewsco.

Our consolidated financial statements, however, do not reflect any potential revenue increases or expense savings that we anticipate will result in the future from the integration of the operations of ACC and Allnewsco. In addition, as ACC did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the consolidated financial statements will not be incurred by ACC subsequent to the acquisition. Specifically, ACC did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $3,891, $4,064 and $785 of related party interest expense incurred by Allnewsco relating to amounts due from Allnewsco to Perpetual during the years ended September 30, 2000, 2001 and 2002, respectively. We will not incur such related party interest expense subsequent to the acquisition date of September 16, 2002.

We previously programmed WJSU pursuant to the Anniston Local Marketing Agreement, or LMA. In connection with the Anniston LMA, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000. Our consolidated results of operations include operating revenues and operating expenses of WJSU from December 29, 1995 to March 21, 2000 pursuant to the terms of the Anniston LMA, and since March 22, 2000 as an owned station.

Business

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, the ABC network and program syndicators for the broadcast of programming, cable operators and DBS providers in the form of subscriber fees, and other broadcast-related activities. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, newsgathering, production, promotion and the solicitation of advertising.

Television stations receive revenues for advertising sold for placement within and adjoining locally originated and network programming. Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program’s popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station’s overall ability to attract viewers in its market area and the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming.

Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2002 Winter Olympic Games were broadcast by NBC in February 2002 in connection with NBC’s United States television rights to the Olympic Games, which extend through 2008.

Our cash flow from operations is also affected on a quarterly basis by the timing of cash collections and interest payments on our debt. Cash receipts are usually much greater during the second and fourth fiscal quarters, as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term debt are higher during the first and third fiscal quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flow from operating activities for the full fiscal year.

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2000, 2001 and 2002, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive- related advertising. Approximately 25%, 26% and 28% of our total broadcast revenues for the years ended September 30, 2000, 2001 and 2002, respectively, consisted of automotive-related advertising. A significant decrease in such advertising in the future could materially and adversely affect our operating results.

Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total broadcast revenues, before fees.

	Fiscal Year Ended September 30,
	2000		2001		2002
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$198,364	88.7%	$179,962	86.1%	$173,909	86.1%
Political (2)	4,910	2.2%	8,354	4.0%	7,371	3.7%
Network compensation (3)	2,930	1.3%	2,975	1.4%	3,700	1.8%
Trade and barter (4)	8,786	3.9%	7,760	3.7%	7,307	3.6%
Other revenues (5)	8,759	3.9%	9,940	4.8%	9,604	4.8%

Broadcast revenues	223,749	100.0%	208,991	100.0%	201,891	100.0%

Fees (6)	(7,254)		(6,450)		(5,722)

Operating revenues, net	$216,495		$202,541		$196,169

(1)	Represents sale of advertising time to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising time to political advertisers.
(3)	Represents payment by networks for broadcasting or promoting network programming.
(4)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(5)
Represents other revenue, principally from cable and DBS subscriber fees, the sales of University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.

(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Local and national advertising constitutes our largest category of operating revenues, representing 85%-90% of our total broadcast revenues in each of the last three fiscal years. Local and national advertising revenues increased 11.7% in Fiscal 2000, and decreased 9.3% and 3.4% in Fiscal 2001 and 2002, respectively. Each other individual category of revenues represented less than 5.0% of our total revenues for each of the last three fiscal years.

Results of Operations—Fiscal 2002 Compared to Fiscal 2001

Set forth below are selected consolidated financial data for Fiscal 2001 and 2002, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage Change
	2001	2002
Operating revenues, net	$202,541	$196,169	(3.1)%
Total operating expenses	145,283	145,315	0.0%

Operating income	57,258	50,854	(11.2)%
Nonoperating expenses, net	46,272	43,385	(6.2)%
Income tax provision	4,632	3,955	(14.6)%

Net income	$6,354	$3,514	(44.7)%

Operating cash flow	$72,303	$64,164	(11.3)%

The results above include the combined operations of the Company and Allnewsco for both periods presented. The combining selected financial data for Fiscal 2001 and 2002, respectively, are as follows:

	Fiscal Year Ended September 30, 2001				Fiscal Year Ended September 30, 2002
	Company	Allnewsco	Adjustment(2)	Combined	Company	Allnewsco(1)	Adjustment(2)	Combined
Operating revenues, net	$190,618	$11,923		$202,541	$185,944	$10,225		$196,169
Total operating expenses	132,777	12,506		145,283	133,803	11,512		145,315

Operating income (loss)	57,841	(583)		57,258	52,141	(1,287)		50,854
Nonoperating expenses, net	39,935	6,337		46,272	39,908	3,477		43,385
Income tax provision (benefit)	7,262	—	$(2,630)	4,632	5,765	—	$(1,810)	3,955

Net income (loss)	$10,644	$(6,920)	$2,630	$6,354	$6,468	$(4,764)	$1,810	$3,514

Operating cash flow	$72,112	$191		$72,303	$65,118	$(954)		$64,164

(1)	Allnewsco’s results are for the period from October 1, 2001 through the acquisition date of September 16, 2002.
(2)
Adjustment represents the income tax benefit associated with combining the Company and Allnewsco. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-Fiscal 2002 Compared to Fiscal 2001—Income Taxes.”

Net Operating Revenues

As compared to Fiscal 2001, our results of operations for Fiscal 2002 principally reflect a decrease in net operating revenues. Net operating revenues for Fiscal 2002 totaled $196,169, a decrease of $6,372, or 3.1%, as compared to Fiscal 2001. This decrease resulted principally from decreased local and national advertising revenue in most of our markets.

Local and national advertising revenues decreased $6,053, or 3.4%, from Fiscal 2001. Local and national advertising revenues declined in most of our markets during Fiscal 2002 due in large part to declining audience ratings for ABC network prime-time programming across all of our markets. The general weakness in television advertising which began during Fiscal 2001 also contributed to this decline during the first nine months of Fiscal 2002, but improved in the fourth fiscal quarter, with local and national advertising revenues increasing by 6.4%. Fiscal 2002 local and national advertising revenues were particularly affected in our Washington, D.C. market related to the operations of WJLA and NewsChannel 8.

Political advertising revenues decreased by $983, or 11.8%, in Fiscal 2002 from Fiscal 2001. This decrease was primarily due to the fact that a substantial amount of the advertising related to the national presidential election and certain high-profile local political races in November 2000 occurred during our Fiscal 2001. This revenue was largely replaced in Fiscal 2002 by advertising from a high-profile local election in our Washington, D.C. market in November 2001 and from advertising leading up to certain high-profile local elections in November 2002, primarily in our Little Rock, Washington, D.C. and Harrisburg markets.

No individual advertiser accounted for more than 5% of our broadcast revenues during Fiscal 2002 or 2001.

Total Operating Expenses

Total operating expenses in Fiscal 2002 were $145,315, an increase of $32 compared to total operating expenses of $145,283 in Fiscal 2001. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,404, a decrease in depreciation and amortization of $1,735 and an increase in corporate expenses of $363.

Television operating expenses, excluding depreciation and amortization, totaled $126,001 in Fiscal 2002, an increase of $1,404, or 1.1%, when compared to television operating expenses of $124,597 in Fiscal 2001. This increase was due primarily to a $750 charge during the third quarter of Fiscal 2002 for one-time lease related costs associated with the relocation of WJLA to new studio and office space as well as various costs associated with the physical move and integration during the fourth quarter of Fiscal 2002. Additionally, included in the Fiscal 2002 operating expenses of Allnewsco are severance and related costs associated with the significant reduction in workforce done in anticipation of the integration with WJLA. Such costs, while included in our consolidated financial statements, were incurred by Allnewsco prior to the date of acquisition by ACC and will not recur subsequent to the acquisition.

Depreciation and amortization expense of $13,310 in Fiscal 2002 decreased $1,735, or 11.5%, from $15,045 in Fiscal 2001. The decrease was primarily attributable to decreased depreciation on assets acquired in Birmingham during Fiscal 1996, partially offset by increased depreciation of assets placed in service during the fourth quarter of Fiscal 2002 related to the buildout of studio and office space and acquisition of technical equipment for the new WJLA/NewsChannel 8 facility.

Corporate expenses in Fiscal 2002 increased $363, or 6.4%, from Fiscal 2001. The increase was primarily due to personnel and various consulting and legal costs, partially offset by decreases in key-man life insurance expense.

Operating Income

Operating income of $50,854 in Fiscal 2002 decreased $6,404, or 11.2%, compared to operating income of $57,258 in Fiscal 2001. The operating profit margin in Fiscal 2002 decreased to 25.9% from 28.3% for the prior fiscal year. The decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

Operating Cash Flow

Operating cash flow decreased to $64,164 in Fiscal 2002 from $72,303 in Fiscal 2001, a decrease of $8,139, or 11.3%. This decrease was primarily the result of decreased net operating revenues as discussed above. We believe that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring our financial results and our ability to pay principal and interest on our debt because of our level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Non-related party interest expense decreased by $121, or 0.3%, from $41,682 in Fiscal 2001 to $41,561 in Fiscal 2002. This decrease was principally due to a decreased weighted average interest rate on debt outstanding during Fiscal 2002, partially offset by an increased average balance of debt outstanding during the same period. The average balance of debt outstanding, including capital lease obligations, was $441,619 and $449,125 for Fiscal 2001 and 2002, respectively, and the weighted average interest rate on debt was 9.4% and 9.2% for the years ended September 30, 2001 and 2002, respectively.

Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Related party interest expense incurred by Allnewsco associated with these notes, and reported in our consolidated financial statements, was $4,064 and $785 during the years ended September 30, 2001 and 2002, respectively. The decrease in interest expense during Fiscal 2002 was due to the reclassification, effective September 28, 2001, of $46,291 from notes payable to equity, thus decreasing the level of notes payable outstanding during Fiscal 2002. As we did not acquire or assume amounts due from Allnewsco to Perpetual, such related party interest expense incurred by Allnewsco will not be incurred by us subsequent to the acquisition date of September 16, 2002.

Income Taxes

The provision for income taxes in Fiscal 2002 of $3,955 decreased by $677, or 14.6%, when compared to the provision for income taxes of $4,632 in Fiscal 2001. The decrease was directly related to the $3,517, or 32.0%, decrease in our income before income taxes, partially offset by the one-time recognition of a tax benefit of approximately $950 during Fiscal 2001 as well as an increase in our overall effective income tax rate in Fiscal 2002.

Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco’s net operating losses in the consolidated tax returns. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” the combined results of the Company and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented.

Net Income

Net income for Fiscal 2002 of $3,514 decreased $2,840, or 44.7%, when compared to net income of $6,354 in Fiscal 2001. The decrease in net income was attributable to the decline in operating results for Fiscal 2002 as discussed above.

Results of Operations—Fiscal 2001 Compared to Fiscal 2000

Set forth below are selected consolidated financial data for Fiscal 2000 and 2001, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage Change
	2000	2001
Operating revenues, net	$216,495	$202,541	(6.4)%
Total operating expenses	146,224	145,283	(0.6)%

Operating income	70,271	57,258	(18.5)%
Nonoperating expenses, net	46,891	46,272	(1.3)%
Income tax provision	10,569	4,632	(56.2)%

Net income	$12,811	$6,354	(50.4)%

Operating cash flow	$86,895	$72,303	(16.8)%

The results above include the combined operations of the Company and Allnewsco for both periods presented. The combining selected financial data for Fiscal 2000 and 2001, respectively, are as follows:

	Fiscal Year Ended September 30, 2000				Fiscal Year Ended September 30, 2001
	Company	Allnewsco	Adjustment(1)	Combined	Company	Allnewsco	Adjustment(1)	Combined
Operating revenues, net	$205,307	$11,188		$216,495	$190,618	$11,923		$202,541
Total operating expenses	134,150	12,074		146,224	132,777	12,506		145,283

Operating income (loss)	71,157	(886)		70,271	57,841	(583)		57,258
Nonoperating expenses, net	40,723	6,168		46,891	39,935	6,337		46,272
Income tax provision (benefit)	13,250	—	$(2,681)	10,569	7,262	—	$(2,630)	4,632

Net income (loss)	$17,184	$(7,054)	$2,681	$12,811	$10,644	$(6,920)	$2,630	$6,354

Operating cash flow	$86,817	$78		$86,895	$72,112	$191		$72,303

(1)
Adjustment represents the income tax benefit associated with combining the Company and Allnewsco. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-Fiscal 2001 Compared to Fiscal 2000—Income Taxes.”

Net Operating Revenues

As compared to Fiscal 2000, our results of operations for Fiscal 2001 principally reflect a decrease in net operating revenues. Net operating revenues for Fiscal 2001 totaled $202,541, a decrease of $13,954, or 6.4%, as compared to Fiscal 2000. This decrease resulted principally from decreased local and national advertising revenue in most of our markets, particularly in the Washington, D.C. market. The decreases in local and national advertising revenues were partially offset by significantly increased political advertising revenue in all but one of our markets.

Additionally, our net operating revenues for Fiscal 2001 were adversely impacted by the tragic events of September 11, 2001. We estimate that we lost advertising revenues of up to $2,500 due to commercial-free news coverage and advertiser cancellations during the period following September 11, 2001.

Local and national advertising revenues decreased $18,402, or 9.3%, from Fiscal 2000. This decrease resulted principally from decreased local and national advertising revenue in most of our markets, particularly in the Washington, D.C. market. There was a substantial decrease in internet-related advertising which had contributed to the strong growth of the Washington, D.C. market during Fiscal 2000.

Political advertising revenues increased by $3,444, or 70.1%, in Fiscal 2001 from Fiscal 2000. This increase was primarily due to the national presidential election and high-profile local political races affecting the Little Rock, Washington, D.C. and Lynchburg markets in November 2000. The increase was partially offset by Fiscal 2000 political advertising leading up to the national presidential and local elections in November 2000.

No individual advertiser accounted for more than 5% of our broadcast revenues during Fiscal 2001 or 2000.

Total Operating Expenses

Total operating expenses in Fiscal 2001 were $145,283, a decrease of $941, or 0.6%, compared to total operating expenses of $146,224 in Fiscal 2000. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $130, a decrease in depreciation and amortization of $1,579 and an increase in corporate expenses of $768.

Television operating expenses, excluding depreciation and amortization, totaled $124,597 in Fiscal 2001, a decrease of $130, or 0.1%, when compared to television operating expenses of $124,727 in Fiscal 2000. Television operating expenses during Fiscal 2001 included a decrease in programming expenses related to a reduction in the number of one-time and non-recurring programming events occurring during the first and fourth quarters of Fiscal 2001 as compared to the same periods in Fiscal 2000. Excluding these expenses from the prior period, television operating expenses increased 1.6% during Fiscal 2001.

Depreciation and amortization expense of $15,045 in Fiscal 2001 decreased $1,579, or 9.5%, from $16,624 in Fiscal 2000. The decrease was primarily attributable to the completion of the acquisition of WJSU on March 22, 2000. Prior to March 22, 2000, the costs to acquire the option to purchase WJSU were being amortized over the ten-year term of the option. Since completion of the acquisition, the portion of the purchase price assigned to the broadcast license of WJSU is being amortized over its estimated useful life of 40 years.

Corporate expenses in Fiscal 2001 increased $768, or 15.8%, from Fiscal 2000. The increase was primarily due to increased personnel and key-man life insurance expenses.

Operating Income

Operating income of $57,258 in Fiscal 2001 decreased $13,013, or 18.5%, compared to operating income of $70,271 in Fiscal 2000. The operating profit margin in Fiscal 2001 decreased to 28.3% from 32.5% for the prior fiscal year. The decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

Operating Cash Flow

Operating cash flow decreased to $72,303 in Fiscal 2001 from $86,895 in Fiscal 2000, a decrease of $14,592, or 16.8%. This decrease was primarily the result of decreased net operating revenues as discussed above. We believe that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring our financial results and our ability to pay principal and interest on our debt because of our level of non-cash expenses attributable to depreciation and amortization of intangible assets. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Non-related party interest expense decreased by $530, or 1.3%, from $42,212 in Fiscal 2000 to $41,682 in Fiscal 2001. This decrease was principally due to a decreased average balance of debt outstanding during Fiscal 2001. The average balance of debt outstanding, including capital lease obligations, was $445,403 and $441,619 for Fiscal 2000 and 2001, respectively, and the weighted average interest rate on debt was 9.4% for each of the years ended September 30, 2000 and 2001.

Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Related party interest expense incurred by Allnewsco associated with these notes, and reported in our consolidated financial statements, was $3,891 and $4,064 during the years ended September 30, 2000 and 2001, respectively. As we did not acquire or assume amounts due from Allnewsco to Perpetual, such related party interest expense incurred by Allnewsco will not be incurred by us subsequent to the acquisition date of September 16, 2002.

Income Taxes

The provision for income taxes in Fiscal 2001 of $4,632 decreased by $5,937, or 56.2%, when compared to the provision for income taxes of $10,569 in Fiscal 2000. The decrease was directly related to the $12,394, or 53.0%, decrease in our income before income taxes as well as the one-time recognition of a tax benefit of approximately $950 during Fiscal 2001 due to a court ruling that enabled us to utilize previously unrecognized local net operating loss carryforwards.

Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco’s net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of the Company and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented.

Net Income

Net income for Fiscal 2001 of $6,354 decreased $6,457, or 50.4%, when compared to net income of $12,811 in Fiscal 2000. The decrease in net income was attributable to the decline in operating results for Fiscal 2001 as discussed above.

Liquidity and Capital Resources

Cash Provided by Operations

Our principal source of working capital is cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also affected on a quarterly basis by the timing of cash collections and interest payments on our debt. Cash receipts are usually much greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term debt are higher during the first and third fiscal quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flow from operating activities for the full fiscal year.

As reported in the Consolidated Statements of Cash Flows, our net cash provided by operating activities was $25,156 and $28,020 for Fiscal 2001 and 2002, respectively.

Distributions to Related Parties

We periodically make advances in the form of distributions to Perpetual. For Fiscal 2000 and 2001, we made cash advances net of repayments to Perpetual of $25,733 and $23,580, respectively. During Fiscal 2002, we received net repayments of distributions to owners of $48. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary sources of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. See“—General Factors Affecting Our Business.” The cash portion of the purchase price paid to Allnewsco was subsequently repaid to us from Perpetual in the form of a repayment of distributions to owners.

During Fiscal 2000, 2001 and 2002, we were charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $8,808, $4,500 and $186, respectively. Additionally, because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco’s net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of the Company and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented. The benefit recorded during Fiscal 2000, 2001 and 2002 was $2,681, $2,630 and $1,810, respectively. During Fiscal 2002, our combined results reflect a combined benefit from federal income taxes of $2,571. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Notes issued during Fiscal 2000, 2001 and 2002 amounted to $3,083, $2,493 and $3,895, respectively, with no cash repayments during any of these years. Effective September 28, 2001, Allnewsco authorized the issuance of 67,000 shares of common stock to Perpetual in exchange for the reclassification of $46,291 and $20,709 from notes payable and accrued interest payable, respectively. The reclassification resulted in an increase in capital in excess of par value in our consolidated financial statements. The notes payable from Allnewsco to Perpetual are included in distributions to owners in our consolidated financial statements, conforming the presentation of cash transactions between ACC, Allnewsco and Perpetual. As we did not acquire or assume amounts due from Allnewsco to Perpetual, no amount is outstanding from us under such notes at September 30, 2002.

During Fiscal 1991, we loaned $20,000 to Allnewsco. The $20,000, 11.06% note receivable from Allnewsco was due in January 2008, with the principal balance also due upon demand. Since our historical consolidated financial statements have been restated to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented, the loan amount as well as the related interest income/expense have been eliminated as intercompany transactions for all periods presented. At closing of the Allnewsco transaction, we cancelled the $20,000 note as part of the consideration for the acquisition.

Under the terms of the agreements relating our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2002 and through November 15, 2002, we made additional net distributions to owners of $16.

Indebtedness

Our total debt, including the current portion of long-term debt, increased from $426,860 at September 30, 2001 to $440,443 at September 30, 2002. This debt, net of applicable discounts, consists of $274,400 of 9 3/4% senior subordinated debentures due November 30, 2007; $150,000 of 8 7/8% senior subordinated notes due February 1, 2008; $14,864 of draws under a senior credit facility; and $1,179 of capital lease obligations. The increase of $13,583 in total debt from September 30, 2001 to September 30, 2002 was primarily due to net draws under the senior credit facility, partially offset by payments under capital lease obligations.

Effective March 27, 2001, we entered into an amended and restated revolving credit facility, which is our senior credit facility, in the amount of $50,000, and effective May 15, 2002, the senior credit facility was increased from $50,000 to $70,000. The senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests. As of September 30, 2002, $14,864 was outstanding under the senior credit facility.

Under the existing borrowing agreements, we are subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2002, we were in compliance with those financial covenants. The senior credit facility was amended as of December 6, 2002 to adjust certain of the financial covenants for the remaining term of the facility. We believe that the amendment allows us sufficient operational flexibility to remain in compliance with the financial covenants. We are also required to pay a commitment fee ranging from 0.50% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

On December 6, 2002, we priced a new $275,000 offering of 7 3/4% senior subordinated notes due 2012. Subject to customary closing conditions, the 7 3/4% notes are to be issued under an indenture to be dated on or about December 20, 2002. While we can provide no assurance that the offering of the 7 3/4% notes will ultimately close, we intend to use the proceeds from the offering, together with borrowings under our senior credit facility and cash on hand, to purchase or redeem our 9 3/4% debentures.

The redemption premium for the 9 3/4% debentures as well as the fees and expenses associated with the offering of the notes are estimated to be approximately $15,500. We intend to fund these costs with draws under our senior credit facility and available cash. If the 7 3/4% notes are issued and the 9 3/4% debentures are purchased or redeemed, our annual payments of interest on our debt would be reduced by approximately $5,000.

The indentures for our long-term debt provide that, whether or not required by the rules and regulations of the SEC, so long as any senior notes or debentures are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, they also provide that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. As our duty to file such reports with the SEC is automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934, we have filed this Form 10-K with the SEC only as contemplated by the terms of our long-term debt.

Other Uses of Cash

During Fiscal 2000, 2001 and 2002, we made $5,167, $6,560 and $26,332, respectively, of capital expenditures, of which $750 and $24 were financed through capital lease transactions during Fiscal 2001 and 2002, respectively. The increased level of capital expenditures during Fiscal 2002 related primarily to the buildout of studio and office space and acquisition of technical equipment for WJLA/NewsChannel 8. At this time, we estimate that capital expenditures for Fiscal 2003 will approximate $10,000 and will primarily be for the implementation of DTV service in our remaining markets and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 2000, 2001 and 2002, we made cash payments of approximately $20,500, $24,000 and $22,100, respectively, for rights to television programs. The fluctuations in cash payments between the three years is primarily due to the timing of cash payments. We anticipate cash payments for program rights will approximate $21,000 per year or less for the next several years. We currently intend to fund these commitments with cash provided by operations.

We completed our acquisition of WJSU on March 22, 2000. See “Our Business—Owned Stations—WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama.” We funded the purchase price of $3,372 with cash provided by operations.

The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2002:

	Fiscal Year Ending September 30,
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	$—	$—	$14,864	$—	$425,000	$439,864
Programming contracts — currently available	22,993	1,327	425	134	—	—	24,879
Programming contracts — future commitments	3,361	19,918	13,139	3,021	104	—	39,543
Operating leases	3,595	3,542	3,444	3,465	2,791	30,129	46,966
Capital leases	638	268	180	180	30	—	1,296
Employment contracts	6,775	980	300	212	—	—	8,267
Deferred compensation	—	—	219	369	369	1,110	2,067

Total	$37,362	$26,035	$17,707	$22,245	$3,294	$456,239	$562,882

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures, the redemption premium for the 9 3/4% debentures, the fees and expenses associated with the offering of the notes and scheduled payments of interest on our debt for the next twelve months.

ACC’s cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2002, 68% of the assets of ACC were held by operating subsidiaries and for Fiscal 2002, approximately 50% of ACC’s net operating revenues were derived from the operations of ACC’s subsidiaries.

Income Taxes

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between ACC and Perpetual, we are required to pay to Perpetual our federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia, which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to our combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable by us to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or Virginia state income tax returns.

The provision for income taxes is determined in accordance with SFAS No. 109, which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to us as if we and our subsidiaries were separate taxpayers. We record deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of our assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of losses for federal or Virginia state income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

Inflation

The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments and estimations that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and assumptions we consider reasonable at the time of making those estimates. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different circumstances or using different assumptions. We consider the following accounting policies to be critical to our business operations and the understanding of our financial condition and results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

Intangible Assets

Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts assigned to intangible assets were based on the results of independent valuations and are being amortized on a straight-line basis over their estimated useful lives. The Company assesses the recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period. Intangible assets, net of accumulated amortization, were $132,408 and $128,150 as of September 30, 2001 and 2002, respectively.

SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for our fiscal year ending September 30, 2003. We estimate that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, we will perform the first of the required impairment tests on our indefinite lived intangible assets. We are in the process of determining what the effect, if any, of these tests will be on our financial position or results of operations.

The performance of impairment tests under SFAS No. 142 requires significant management judgement. Future events affecting cash flows and market conditions could result in an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and an adverse impact on our operating results.

New Accounting Standards

SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for our fiscal year ending September 30, 2003. We estimate that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, we will perform the first of the required impairment tests on our indefinite lived intangible assets. We are in the process of determining what the effect, if any, of these tests will be on our financial position or results of operations.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001 to address diversity in practice for recognizing obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” was issued in August 2001 to establish a single accounting model for long-lived assets to be disposed of by sale and to address issues surrounding the impairment of long-lived assets. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

These standards are effective for our fiscal year ending September 30, 2003 and their adoption will not have a material impact on our financial position or results of operations.

SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued in April 2002 and primarily eliminates the requirement that gains or losses associated with early debt extinguishments be accounted for as extraordinary items. SFAS No. 145 will likely require any future gains or losses associated with early extinguishments of debt to be recorded as a component of income from continuing operations rather than as an extraordinary item. This standard is effective for our fiscal year ending September 30, 2003. If we close on the offering of the 7 3/4% notes resulting in the early purchase or redemption of our 9 3/4% debentures, we would incur a pre-tax loss of approximately $14,000. This loss would be recorded as a component of income from continuing operations rather than reflected net of tax as an extraordinary item. The other provisions of SFAS No. 145 are not expected to have a material effect on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $425,000, matures during our fiscal year ending September 30, 2008. At September 30, 2002, the carrying value of such debt was $424,400 and the fair value was $436,000. The weighted average interest rate for the year ended September 30, 2002 was 9.4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers and directors of ACC are as follows:

Name	Age	Title
Joe L. Allbritton	77	Chairman of the Executive Committee and Director

Barbara B. Allbritton	65	Executive Vice President and Director

Robert L. Allbritton	33	Chairman, Chief Executive Officer and Director

Lawrence I. Hebert	56	Vice Chairman and Director

Frederick J. Ryan, Jr.	47	Vice Chairman, President, Chief Operating Officer and Director

Jerald N. Fritz	51	Senior Vice President, Legal and Strategic Affairs, General Counsel

Stephen P. Gibson	37	Senior Vice President and Chief Financial Officer

JOE L. ALLBRITTON is the founder of ACC and was Chairman of the Board of Directors from its inception in 1974 until 1998 when he became Chairman of its Executive Committee. Through ACC and its various subsidiaries and affiliates (including Perpetual), Mr. Allbritton has presided over the growth of the television group, radio, cable news services, television production and newspapers in large, medium and small markets. His corporate experience ranges from media to financial institutions, insurance, property management, cemetaries/mortuaries and the Internet. In addition to his position with ACC, Mr. Allbritton has led Riggs National Corporation (“Riggs”) (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) since 1981, first as its Chairman and CEO (1981-2001) and currently as its Vice Chairman. He has served on the boards of and chaired numerous philanthropic organizations including the Allbritton Foundation. Mr. Allbritton is the husband of Barbara B. Allbritton and the father of Robert L. Allbritton. See “Certain Relationships and Related Transactions.”

BARBARA B. ALLBRITTON has been a Director of ACC since its inception, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves or has served as an officer and/or director of each of ACC’s television subsidiaries, as well as Perpetual and Riggs. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See “Certain Relationships and Related Transactions.”

ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual and each of ACC’s television subsidiaries. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. In addition to his positions with ACC, Mr. Allbritton has been the Chairman of the Board of Directors and Chief Executive Officer of Riggs since February 2001 and a Director of Riggs since 1994. He is the son of Joe L. and Barbara B. Allbritton. See “Certain Relationships and Related Transactions.”

LAWRENCE I. HEBERT has been involved with the Allbritton organizations since 1970, including their various banking, insurance, newspaper, radio, television and other operations. He has been Vice Chairman of the Board of ACC since February 2001 and is a member of the Executive Committee of the Board of Directors of ACC. Mr. Hebert has been a Director of ACC since 1981 and is the former President (1984-1998), as well as Chairman and Chief Executive Officer (1998-2001), of ACC. He has also been a Director of Perpetual since 1980 and its President since 1981. In addition, Mr. Hebert has served as President and Chief Executive Officer of Riggs Bank N.A. since February 2001, has been involved in advisory or board positions with Riggs since 1981 and is currently serving as a Director of Riggs. He is also a Director of Allied Capital Corporation (venture capital fund) and a Trustee of The Allbritton Foundation.

FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, a Director of Ford’s Theatre and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a Director of Riggs Bank N.A. and Chairman of its International Committee; a Director of Riggs Bank Europe Ltd. in London; and was a member of the Board of Consultants for Riggs Bank N.A. (1996-2000).

JERALD N. FRITZ has been part of ACC’s management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He currently serves as an elected director of the National Association of Broadcasters (“NAB”) and a member of the Governing Committee of the Communications Forum of the American Bar Association. He serves on the Futures and Copyright Committees of the NAB and the Legislative Committee of the ABC Affiliates Association.

STEPHEN P. GIBSON has been a Senior Vice President of ACC since February 2001 and a Vice President since 1997. He has served as Chief Financial Officer since 1998 and Controller from 1997 when he joined the Company to 1998. He is also Treasurer of The Allbritton Foundation and Vice President of Perpetual and each of ACC’s television subsidiaries. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager. He currently serves as an elected director of the Broadcast Cable Financial Management Association.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers for Fiscal 2002, 2001 and 2000:

Summary Compensation Table (1)

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation
Joe L. Allbritton (2)	2002	$550,000	—	$112,900	(3)
Chairman of the Executive	2001	550,000	—	135,100	(3)
Committee	2000	550,000	—	121,700	(3)

Robert L. Allbritton (1) (4)	2002	250,000	$75,000	—
Chairman and	2001	250,000	75,000	—
Chief Executive Officer	2000	200,000	75,000	—

Lawrence I. Hebert (1) (4)	2002	200,000	75,000	—
Vice Chairman	2001	200,000	75,000	—
	2000	200,000	75,000	—

Frederick J. Ryan, Jr. (1) (5)	2002	217,500	75,000	5,100	(6)
President and Chief	2001	217,500	75,000	5,400	(6)
Operating Officer	2000	200,000	75,000	4,700	(6)

Jerald N. Fritz (7)	2002	210,000	55,000	5,300	(6)
Senior Vice President, Legal	2001	200,000	55,000	5,500	(6)
and Strategic Affairs	2000	180,000	50,000	4,600	(6)

(1)
In February 2001, Robert L. Allbritton was named Chairman and Chief Executive Officer of ACC, succeeding Lawrence I. Hebert, and Frederick J. Ryan, Jr. was named President of ACC, succeeding Robert L. Allbritton.

(2)	Salary consists of management fees paid by ACC.
(3)
Represents the imputed premium cost related to certain split dollar life insurance policies on the life of Mr. Joe L. Allbritton. The annual premiums on such policies are paid by ACC. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured’s beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.

(4)
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

(5)
Frederick J. Ryan, Jr. receives additional compensation from Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. This additional compensation is not allocated among these interests, and ACC does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan. The portion of the additional compensation paid by Perpetual to Mr. Ryan that may be attributable to his services to us has not been quantified. Such portion is not material to our consolidated financial condition or results of operations.

(6)	These amounts reflect annual contributions by ACC to our 401(k) Plan.
(7)
Jerald N. Fritz is paid compensation by ACC for services to us and Perpetual. Perpetual has reimbursed ACC for $31,000, $34,000 and $31,500 of the compensation shown in the table for Mr. Fritz in Fiscal 2000, 2001 and 2002, respectively.

We do not have a Compensation Committee of our Board of Directors. Compensation of executive officers is determined by Joe L. Allbritton, Robert L. Allbritton and Lawrence I. Hebert. Our directors are not separately compensated for membership on the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The authorized capital stock of ACC consists of 20,000 shares of common stock, par value $0.05 per share (the “ACC Common Stock”), all of which is outstanding, and 1,000 shares of preferred stock, 200 shares of which have been designated for issue as Series A Redeemable Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), no shares of which are issued and outstanding.

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

In the event of a liquidation, dissolution or winding up of ACC, holders of ACC Common Stock are entitled to share ratably in assets available for distribution after payments to creditors and to holders of any preferred stock of ACC that may at the time be outstanding. The holders of ACC Common Stock have no preemptive rights to subscribe to additional shares of capital stock of ACC. Each share of ACC Common Stock is entitled to one vote in elections of directors and all other matters submitted to a vote of ACC’s stockholder.

Equity Compensation Plans

ACC does not have any compensation plans or individual compensation arrangements under which ACC Common Stock or Series A Preferred Stock are authorized for issuance.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(dollars in thousands)

Distributions to Related Parties

ACC periodically makes advances in the form of distributions to Perpetual. For Fiscal 2002, the ACC made cash advances to Perpetual of $342,567 and Perpetual made repayments on these cash advances of $342,615. Accordingly, the net change in distributions to related parties during Fiscal 2002 was a decrease of $48. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $186. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $92. See “Income Taxes” below.

Additionally, because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both ACC and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco’s net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of ACC and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented. The benefit recorded during Fiscal 2002 was $1,810. During Fiscal 2002, our combined results reflect a combined benefit from federal income taxes of $2,571. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Notes issued during Fiscal 2002 amounted to $3,895, with no cash repayments during the year. The notes payable from Allnewsco to Perpetual are included in distributions to owners in our consolidated financial statements, conforming the presentation of cash transactions between ACC, Allnewsco and Perpetual. As we did not acquire or assume amounts due from Allnewsco to Perpetual, no amount is outstanding from us under such notes at September 30, 2002.

During Fiscal 1991, we loaned $20,000 to Allnewsco. The $20,000, 11.06% note receivable from Allnewsco was due in January 2008, with the principal balance also due upon demand. Since our historical consolidated financial statements have been restated to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented, the loan amount as well as the related interest income/expense have been eliminated as intercompany transactions for all periods presented. At closing of the Allnewsco transaction, we cancelled the $20,000 note as part of the consideration for the acquisition.

Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2002 and through November 15, 2002, the Company made additional net distributions to owners of $16.

Management Fees

We paid management fees of $600 to Perpetual for Fiscal 2002. We also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 2002 in the amount of $550 and $200, respectively. We expect to pay management fees to Perpetual, Joe L. Allbritton and Robert L. Allbritton during Fiscal 2003 of approximately $500, $550 and $200, respectively. We believe that payments to Perpetual, Joe L. Allbritton and Robert L. Allbritton will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

Income Taxes

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between ACC and Perpetual, ACC is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to our combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable by us to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or Virginia state income tax returns.

The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to us as if we and our subsidiaries were separate taxpayers. We record deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of losses for federal or Virginia state income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

Office Space

ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs. According to the most recently filed Schedule 13D amendment, approximately 41.3% of the common stock of Riggs is deemed to be beneficially owned by Riggs’ Vice Chairman, Joe L. Allbritton, and 7.2% of the common stock is deemed to be beneficially owned by Riggs’ director, Barbara B. Allbritton, including in each case 7.1% of the common stock of which Mr. and Mrs. Allbritton share beneficial ownership. During Fiscal 2002, ACC paid Riggs Bank $328 for the office space. ACC expects to pay approximately $335 for such space during Fiscal 2003. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Local Advertising Revenues

We generated $44 in advertising revenues from Riggs Bank during Fiscal 2002. The amount of total advertising, if any, that Riggs Bank may purchase on WJLA or NewsChannel 8 in the future is unknown. We believe that the terms of the transactions are substantially the same or at least as favorable to ACC as those prevailing for comparable transactions with or involving nonaffiliated companies.

Company Aircraft

During Fiscal 2002, Riggs utilized our aircraft on several occasions and was charged $27 for such usage. We do not know whether Riggs will utilize the aircraft during Fiscal 2003. The rates charged for use of the aircraft represent the maximum rates allowed by the Federal Aviation Administration for non-charter companies. Such rates are not comparable to rates charged by charter companies.

Internet Services

We have entered into various agreements with Irides, LLC (“Irides”) to provide our stations with web site design, hosting and maintenance services. Irides is a wholly-owned subsidiary of

Allbritton New Media, Inc. (“ANMI”) which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. We incurred fees of $110 to Irides during Fiscal 2002, and we expect to pay fees to Irides during Fiscal 2003 for services performed of approximately $110. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

ITEM 14.    CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)  Consolidated Financial Statements

See Index on p. F-1 hereof.

(2)  Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves

See Index on p. F-1 hereof.

(3)  Exhibits

See Index on p. A-1 hereof.

(b)  Reports on Form 8-K

(1)	A Report on Form 8-K was filed on October 1, 2002 announcing that the we had consummated the transaction to acquire certain assets of ALLNEWSCO, Inc.

(2)
An Amendment to the Report on Form 8-K, which was filed on October 1, 2002, was filed on November 27, 2002 to provide the historical financial statements and pro forma information related to the acquisition of certain assets of ALLNEWSCO, Inc.

(3)	A Report on Form 8-K was filed on December 10, 2002 announcing that we had commenced a tender offer for all of our outstanding 9.75% Senior Subordinated Debentures due 2007.

ALLBRITTON COMMUNICATIONS COMPANY

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Washington, D.C.
November 15, 2002, except as to Note 12, for which the date is December 6, 2002

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share information)

	September 30,
	2001	2002
ASSETS
Current assets
Cash and cash equivalents	$7,829	$6,299
Accounts receivable, less allowance for doubtful accounts of $1,174 and $1,047	36,815	37,167
Program rights	20,145	19,272
Deferred income taxes	727	807
Other	2,485	2,140

Total current assets	68,001	65,685

Property, plant and equipment, net	39,304	56,573
Intangible assets, net	132,408	128,150
Deferred financing costs and other	8,364	7,177
Cash surrender value of life insurance	9,198	10,362
Program rights	1,335	1,047

	$258,610	$268,994

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Current portion of long-term debt	$1,479	$574
Accounts payable	2,713	3,003
Accrued interest payable	11,164	11,313
Program rights payable	23,667	22,993
Accrued employee benefit expenses	4,676	4,906
Other accrued expenses	5,272	10,370

Total current liabilities	48,971	53,159

Long-term debt	425,381	439,869
Program rights payable	2,038	1,886
Deferred rent and other	1,261	3,089
Accrued employee benefit expenses	1,815	1,879
Deferred income taxes	9,961	16,185

Total liabilities	489,427	516,067

Commitments and contingent liabilities (Note 11)
Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	74,956	49,631
Retained earnings	3,974	4,917
Distributions to owners, net (Note 9)	(309,748)	(301,622)

Total stockholder’s investment	(230,817)	(247,073)

	$258,610	$268,994

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands)

	Year Ended September 30,
	2000	2001	2002
Operating revenues, net	$216,495	$202,541	$196,169

Television operating expenses, excluding depreciation and amortization	124,727	124,597	126,001
Depreciation and amortization	16,624	15,045	13,310
Corporate expenses	4,873	5,641	6,004

	146,224	145,283	145,315

Operating income	70,271	57,258	50,854
Nonoperating income (expense)
Interest income
Related party	303	213	92
Other	331	321	94
Interest expense
Related party	(3,891)	(4,064)	(785)
Other	(42,212)	(41,682)	(41,561)
Other, net	(1,422)	(1,060)	(1,225)

Income before income taxes	23,380	10,986	7,469
Provision for income taxes	10,569	4,632	3,955

Net income	12,811	6,354	3,514
Retained earnings, beginning of year	(15,191)	(2,380)	3,974
Tax benefit distributed	—	—	(2,571)

Retained earnings, end of year	$(2,380)	$3,974	$4,917

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended September 30,
	2000	2001	2002
Cash flows from operating activities:
Net income	$12,811	$6,354	$3,514

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,624	15,045	13,310
Other noncash charges	1,433	1,315	1,512
Noncash tax benefits	(2,681)	(2,630)	(2,571)
Provision for doubtful accounts	538	783	677
Loss on disposal of assets	32	36	139
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(3,879)	2,735	(2,548)
Program rights	(1,630)	(608)	1,161
Other current assets	(197)	127	218
Other noncurrent assets	(910)	(1,438)	(1,012)
Deferred income taxes	295	240	(80)
Increase (decrease) in liabilities:
Accounts payable	(730)	(728)	535
Accrued interest payable	—	5	(65)
Accrued interest payable—related parties	3,791	3,263	552
Program rights payable	2,432	(1,120)	(826)
Accrued employee benefit expenses	(125)	(418)	243
Other accrued expenses	971	555	5,198
Deferred rent and other liabilities	(740)	(592)	1,839
Deferred income taxes	2,591	2,232	6,224

Total adjustments	17,815	18,802	24,506

Net cash provided by operating activities	30,626	25,156	28,020

Cash flows from investing activities:
Capital expenditures	(5,167)	(5,810)	(26,308)
Exercise of option to acquire assets of WJSU	(3,372)	—	—
Acquisition of certain assets of Allnewsco	—	—	(20,213)
Proceeds from disposal of assets	73	28	63

Net cash used in investing activities	(8,466)	(5,782)	(46,458)

Cash flows from financing activities:
Draws under line of credit, net	—	—	14,864
Deferred financing costs	—	(804)	(291)
Principal payments on long-term debt and capital leases	(2,016)	(1,735)	(1,422)
Distributions to owners, net of certain charges	(275,024)	(197,680)	(342,753)
Repayments of distributions to owners	249,291	174,100	342,615
Notes issued from Allnewsco to Perpetual	3,083	2,493	3,895

Net cash (used in) provided by financing activities	(24,666)	(23,626)	16,908

Net decrease in cash and cash equivalents	(2,506)	(4,252)	(1,530)
Cash and cash equivalents, beginning of year	14,587	12,081	7,829

Cash and cash equivalents, end of year	$12,081	$7,829	$6,299

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,981	$41,484	$41,420

Cash paid for interest to related parties	$100	$800	$233

Cash paid for state income taxes	$529	$911	$624

Non-cash investing and financing activities:
Equipment acquired under capital leases	$—	$750	$24

Reclassification of notes payable to common stock	$—	$46,291	$—

Reclassification of accrued interest payable to common stock	$—	$20,709	$—

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1—THE COMPANY

Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns ABC network-affiliated television stations serving seven geographic markets:

Station	Market
WJLA	Washington, D.C.
WBMA/WCFT/WJSU	Birmingham (Anniston and Tuscaloosa), Alabama
WHTM	Harrisburg-Lancaster-York-Lebanon, Pennsylvania
KATV	Little Rock, Arkansas
KTUL	Tulsa, Oklahoma
WSET	Roanoke-Lynchburg, Virginia
WCIV	Charleston, South Carolina

The Company also provides 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with WJLA.

Based upon regular assessments of its operations, the Company has determined that the economic characteristics, services, production processes, customer type and distribution methods for the Company’s operations are substantially similar and have therefore been aggregated as one reportable segment.

NOTE 2—ACQUISITION OF ALLNEWSCO AND BASIS OF PRESENTATION

On March 5, 2002, the Company entered into an asset purchase agreement with ALLNEWSCO, Inc. (Allnewsco). The Company consummated the transaction on September 16, 2002, acquiring certain of the assets of Allnewsco in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. The assets acquired consisted primarily of cable affiliation agreements and certain technical equipment and vehicles related to its newsgathering and cable distribution operations. Allnewsco has been controlled since its inception by Perpetual which also controls the Company. Because both the Company and Allnewsco are controlled by Perpetual, the Company is required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting, the Company and Allnewsco are treated as if they have always been combined for accounting and financial reporting purposes. As a result, the Company’s consolidated financial statements have been restated for all periods prior to the asset acquisition to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

Selected combining financial data for the years ended September 30, 2000, 2001 and 2002 is as follows:

	ACC	Allnewsco	Adjustment	Combined
Year Ended September 30, 2000
Net operating revenues	$205,307	$11,188	—	$216,495
Net income	17,184	(7,054)	$2,681	12,811

Year Ended September 30, 2001
Net operating revenues	190,618	11,923	—	202,541
Net income	10,644	(6,920)	2,630	6,354

Year Ended September 30, 2002
Net operating revenues	185,944	10,225	—	196,169
Net income	6,468	(4,764)	1,810	3,514

The operating results of Allnewsco presented above consist of the full fiscal years ended September 30, 2000 and 2001, and the period from October 1, 2001 through the acquisition date by ACC of September 16, 2002.

The adjustment to net income represents the income tax benefit associated with combining ACC and Allnewsco. Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both ACC and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco’s net operating losses in the consolidated tax returns. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” the combined results of ACC and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented.

As the Company did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the consolidated financial statements will not be incurred subsequent to the asset acquisition. Specifically, the Company did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $3,891, $4,064 and $785 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the years ended September 30, 2000, 2001 and 2002, respectively, that will not recur subsequent to the acquisition. The excess of the $40,000 purchase price over the net book value of the Allnewsco assets and liabilities acquired by the Company of $25,325 has been recorded as an adjustment to the Company’s capital in excess of par value upon consummation of the transaction.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of estimates and assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Revenue recognition—Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems and direct broadcast satellite service providers.

Cash and cash equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Program rights—The Company has entered into contracts for the rights to television programming. Payments related to such contracts are generally made in installments over the contract period. Program rights which are currently available and the liability for future payments under such contracts are reflected in the consolidated balance sheets. Program rights are amortized primarily using the straight-line method over the twelve month rental period. Certain program rights with lives greater than one year are amortized using accelerated methods. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. The program rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value based on management’s expectation of the net future cash flows to be generated by the programming.

Property, plant and equipment—Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the assets. Maintenance and repair expenditures are charged to expense as incurred and expenditures for modifications and improvements which increase the expected useful lives of the assets are capitalized. Depreciation expense is computed using the straight-line method for buildings and straight-line and accelerated methods for furniture, machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:

Buildings	15-40 years
Leasehold improvements	5-32 years
Furniture, machinery and equipment and equipment under capital leases	3-20 years

Intangible assets—Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. Additionally, prior to the completion of the Company’s acquisition of WJSU on March 22, 2000, intangible assets included the option to

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

acquire the assets of WJSU (the Option) (see Note 4). The amounts assigned to intangible assets were based on the results of independent valuations and are amortized on a straight-line basis over their estimated useful lives. Broadcast licenses are amortized over 40 years and the premiums for favorable terms on contracts and leases are amortized over the terms of the related contracts and leases (19 to 25 years). Prior to the completion of the Company’s acquisition of WJSU, the Option was amortized over the term of the Option and the associated local marketing agreement (10 years). Since completion of the acquisition, the portion of the purchase price assigned to the broadcast license of WJSU is being amortized over its estimated useful life of 40 years. The Company assesses the recoverability of intangible assets on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

Deferred financing costs—Costs incurred in connection with the issuance of long-term debt are deferred and amortized to other nonoperating expense on a straight-line basis over the term of the underlying financing agreement. This method does not differ significantly from the effective interest rate method.

Deferred rent—Rent concessions and scheduled rent increases in connection with operating leases are recognized as adjustments to rental expense on a straight-line basis over the associated lease term.

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2002 had an overnight repurchase agreement with a financial institution for $3,159. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company’s advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

Income taxes—The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company’s consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to the Company’s combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or Virginia income tax returns.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

The provision for income taxes is determined in accordance with SFAS No. 109, which requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to the Company as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of net losses for federal or Virginia state income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

Fair value of financial instruments—The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable.

Earnings per share—Earnings per share data are not presented since the Company has only one shareholder.

New pronouncements—SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 becomes effective for the Company’s fiscal year ending September 30, 2003. The Company estimates that the application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $4,000 per year. Upon adoption, the Company will perform the first of the required impairment tests on its indefinite lived intangible assets. The Company is in the process of determining what the effect, if any, of these tests will be on the Company’s financial position or results of operations.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001 to address diversity in practice for recognizing obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in August 2001 to establish a single accounting model for long-lived assets to be disposed of by sale and to address issues surrounding the impairment of long-lived assets. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” These standards are effective for the Company’s fiscal year ending September 30, 2003 and their adoption will not have a material impact on the Company’s financial position or results of operations.

SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued in April 2002 and primarily eliminates

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

the requirement that gains or losses associated with early debt extinguishments be accounted for as extraordinary items. SFAS No. 145 will likely require any future gains or losses associated with early extinguishments of debt to be recorded as a component of income from continuing operations rather than as an extraordinary item. This standard is effective for the Company’s fiscal year ending September 30, 2003. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 4—LOCAL MARKETING AGREEMENT, ASSOCIATED OPTION AND ACQUISITION OF WJSU

On December 29, 1995, the Company, through an 80%-owned subsidiary, entered into a ten-year local marketing agreement (LMA) with the owner of WJSU, a television station operating in Anniston, Alabama. The LMA provided for the Company to supply program services to WJSU and to retain all revenues from advertising sales. In exchange, the Company paid all station operating expenses and certain management fees to the station’s owner. In connection with the LMA, the Company entered into the Option to acquire the assets of WJSU at a cost of $15,348. The Company exercised its option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000 for additional consideration of $3,372. The total cost to acquire and exercise the Option was $18,720. The acquisition was accounted for as a purchase and accordingly, the cost of the acquired entity was assigned to the identifiable tangible and intangible assets acquired based on their fair values at the date of purchase. The consolidated results of operations of the Company include operating revenues and operating expenses of WJSU from December 29, 1995 to March 21, 2000 pursuant to the terms of the LMA, and since March 22, 2000 as an owned station.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30,
	2001	2002
Buildings and leasehold improvements	$27,921	$30,257
Furniture, machinery and equipment	121,693	129,589
Equipment under capital leases	10,067	10,067

	159,681	169,913
Less accumulated depreciation	(124,483)	(116,829)

	35,198	53,084
Land	2,889	2,889
Construction-in-progress	1,217	600

	$39,304	$56,573

Depreciation and amortization expense was $11,356, $10,541 and $9,052 for the years ended September 30, 2000, 2001 and 2002, respectively, which includes amortization of equipment under capital leases.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

NOTE 6—INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,
	2001	2002
Broadcast licenses	$169,723	$169,723
Other intangibles	6,174	6,174

	175,897	175,897
Less accumulated amortization	(43,489)	(47,747)

	$132,408	$128,150

Amortization expense was $5,268, $4,504 and $4,258 for the years ended September 30, 2000, 2001 and 2002, respectively.

NOTE 7—LONG-TERM DEBT

Outstanding debt consists of the following:

	September 30,
	2001	2002
Senior Subordinated Debentures, due November 30, 2007 with interest payable semi-annually at 9.75%	$275,000	$275,000
Senior Subordinated Notes, due February 1, 2008 with interest payable semi-annually at 8.875%	150,000	150,000
Amended and Restated Revolving Credit Agreement, maximum amount of $70,000, expiring March 27, 2006, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.5% depending on certain financial operating tests (4.43% at September 30, 2002).	—	14,864
Master Lease Finance Agreement, expired March 1, 2000 for new acquisitions, secured by the assets acquired, interest payable monthly at variable rates as determined on the acquisition date for each asset purchased (7.34%-8.32% at September 30, 2002) (See Note 11)	1,827	521
Master Equipment Lease Agreement, expired June 30, 2002 for new acquisitions, secured by the assets acquired, interest payable monthly at variable rates as determined on the acquisition date for each asset purchased (6.45% at September 30, 2002) (See Note 11)	750	658

	427,577	441,043
Less unamortized discount	(717)	(600)

	426,860	440,443
Less current maturities	(1,479)	(574)

	$425,381	$439,869

Unamortized deferred financing costs of $7,351 and $6,376 at September 30, 2001 and 2002, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

years ended September 30, 2000, 2001 and 2002 was $1,140, $1,190 and $1,266, respectively, which is included in other nonoperating expenses.

Under the existing financing agreements, the Company is subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Revolving Credit Agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 2002, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the Revolving Credit Agreement.

The Company estimates the fair value of its Senior Subordinated Debentures and Senior Subordinated Notes to be approximately $425,000 and $436,000 at September 30, 2001 and 2002, respectively. The carrying value of the Company’s Revolving Credit Agreement approximates fair value as borrowings bear interest at market rates.

NOTE 8—INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	Years ended September 30,
	2000	2001	2002
Current
Federal	$6,099	$1,909	$(2,571)
State	1,584	251	382

	7,683	2,160	(2,189)

Deferred
Federal	2,234	2,017	5,564
State	652	455	580

	2,886	2,472	6,144

	$10,569	$4,632	$3,955

The components of deferred income tax assets (liabilities) are as follows:

	September 30,
	2001	2002
Deferred income tax assets:
State and local operating loss carryforwards	$1,902	$2,075
Accrued employee benefits	1,035	1,149
Deferred rent	512	983
Allowance for accounts receivable	407	410
Other	156	132

	4,012	4,749
Less valuation allowance	(1,820)	(1,993)

	2,192	2,756

Deferred income tax liabilities:
Depreciation and amortization	(11,426)	(18,134)

Net deferred income tax liabilities	$(9,234)	$(15,378)

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

The Company has approximately $45,500 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2006 through 2017. The change in the valuation allowance for deferred tax assets of $166, ($584) and $173 during the years ended September 30, 2000, 2001 and 2002, respectively, principally resulted from management’s evaluation of the recoverability of the loss carryforwards.

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for income before extraordinary loss:

	Years ended September 30,
	2000	2001	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	7.5	7.1	7.9
Non-deductible expenses, principally amortization of certain intangible assets, insurance premiums and meals and entertainment	2.4	6.2	8.7
Change in valuation allowance	0.7	(5.3)	2.3
Other, net	0.6	0.2	0.1

Effective income tax rate	45.2%	42.2%	53.0%

NOTE 9—TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder’s investment and described as “distributions” in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $280,149, $303,785 and $323,885 during Fiscal 2000, 2001 and 2002, respectively.

Additionally, Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. The notes payable from Allnewsco to Perpetual are included in distributions to owners in the accompanying consolidated balance sheet at September 30, 2001, conforming the presentation of cash transactions between the Company, Allnewsco and Perpetual. Effective September 28, 2001, Allnewsco authorized the issuance of 67,000 shares of common stock to Perpetual in exchange for the reclassification of $46,291 and $20,709 from notes payable and accrued interest payable, respectively. As ACC did not acquire or assume amounts due from Allnewsco to Perpetual, no amount is outstanding from the Company under such notes at September 30, 2002.

The operations of the Company are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. The Company is charged by Perpetual and makes payments to Perpetual for federal and Virginia state income taxes which are computed in accordance with the terms of a tax sharing agreement between the Company and Perpetual. Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both ACC and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco’s net operating losses in the

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

consolidated tax returns. In accordance with SFAS No. 109, the combined results of ACC and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented. The cumulative effect of the tax benefits associated with combining ACC and Allnewsco of $17,772 has been reflected as a receivable which was not acquired upon consummation of the Allnewsco transaction.

The components of distributions to owners and the related activity during Fiscal 2000, 2001 and 2002 consist of the following:

	ACC Distributions to Owners	Allnewsco Notes Payable to Perpetual	Federal and Virginia state Income Tax Receivable	Net Distributions to Owners
Balance as of September 30, 1999	$252,357	$(50,223)	$12,275	$214,409

Cash advances to Perpetual	275,024			275,024
Repayment of cash advances from Perpetual	(249,291)			(249,291)
Issuance of notes payable to Perpetual		(3,083)		(3,083)
Charge for federal and state income taxes			(8,808)	(8,808)
Payment of income taxes			8,808	8,808
Tax benefit associated with combining ACC and Allnewsco			2,681	2,681

Balance as of September 30, 2000	278,090	(53,306)	14,956	239,740

Cash advances to Perpetual	197,680			197,680
Repayment of cash advances from Perpetual	(174,100)			(174,100)
Issuance of notes payable to Perpetual		(2,493)		(2,493)
Reclassification of notes payable to equity in the common stock of Allnewsco		46,291		46,291
Charge for federal and state income taxes			(4,500)	(4,500)
Payment of income taxes			4,500	4,500
Tax benefit associated with combining ACC and Allnewsco			2,630	2,630

Balance as of September 30, 2001	301,670	(9,508)	17,586	309,748

Cash advances to Perpetual	342,567			342,567
Repayment of cash advances from Perpetual	(342,615)			(342,615)
Issuance of notes payable to Perpetual		(3,895)		(3,895)
Benefit for federal and state income taxes, including tax benefit associated with combining ACC and Allnewsco of $1,810			2,571	2,571
Payment of income taxes			186	186
Distribution of tax benefit			(2,571)	(2,571)
Allnewsco balances not acquired		13,403	(17,772)	(4,369)

Balance as of September 30, 2002	$301,622	$—	$—	$301,622

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

Subsequent to September 30, 2002 and through November 15, 2002, the Company made additional net distributions to owners of $16.

Other Transactions with Related Parties

During 1991, the Company loaned $20,000 to Allnewsco. The $20,000, 11.06% note receivable from Allnewsco was due in January 2008, with the principal balance also due upon demand. Since the historical consolidated financial statements have been restated to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented, the loan amount as well as the related interest income/expense have been eliminated as intercompany transactions for all periods presented. At closing of the Allnewsco transaction, the Company cancelled the $20,000 note as part of the consideration for the acquisition.

During the years ended September 30, 2000, 2001 and 2002, the Company earned interest income from Perpetual of $303, $213 and $92, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

Management fees of $500, $500 and $600 were paid to Perpetual by the Company for the years ended September 30, 2000, 2001 and 2002, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 2000, 2001 and 2002 and to Mr. Robert L. Allbritton in the amount of $190, $200 and $200 for the years ended September 30, 2000, 2001 and 2002, respectively. Management fees are included in corporate expenses in the consolidated statements of operations.

During the year ended September 30, 2000, the Company entered into various agreements with Irides, LLC (Irides) to provide the Company’s stations with certain web site design, hosting and maintenance services. Irides is an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. The Company paid fees of $209, $167 and $110 to Irides during the years ended September 30, 2000, 2001 and 2002, respectively. These fees are included in television operating expenses in the consolidated statements of operations.

The Company maintains banking and advertising relationships with and leases certain office space from Riggs Bank N.A. (Riggs Bank). Riggs is a wholly-owned subsidiary of Riggs National Corporation (Riggs), of which Mr. Joe L. Allbritton is the Vice Chairman of the Board of Directors and a significant stockholder. The majority of the Company’s cash and cash equivalents was on deposit with Riggs Bank at September 30, 2001 and 2002. During the years ended September 30, 2000, 2001 and 2002, the Company generated $378, $191 and $44, respectively, in advertising revenue from Riggs Bank. Additionally, the Company incurred $283, $297 and $328 in rental expense related to office space leased from Riggs Bank for the years ended September 30, 2000, 2001 and 2002, respectively. During the years ended September 30, 2001 and 2002, Riggs utilized the Company’s aircraft on several occasions and was charged $20 and $27, respectively, for such usage. There was no usage of the Company’s aircraft by Riggs during the year ended September 30, 2000.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

NOTE 10—RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $1,035, $863 and $1,039 for the years ended September 30, 2000, 2001 and 2002, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $361, $331 and $360 for the years ended September 30, 2000, 2001 and 2002, respectively.

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2017. Certain leases contain provisions for renewal and extension. Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 2002 are as follows:

	Operating Leases	Capital Leases
Year ending September 30,
2003	$3,595	$638
2004	3,542	268
2005	3,444	180
2006	3,465	180
2007	2,791	30
2008 and thereafter	30,129	—

	$46,966	1,296

Less: amounts representing imputed interest		(117)

		1,179
Less: current portion		(574)

Long-term portion of capital lease obligations		$605

Rental expense under operating leases aggregated approximately $3,200, $3,300 and $3,800 for the years ended September 30, 2000, 2001 and 2002, respectively.

The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

September 30, 2002. Under these agreements, the Company must make specific minimum payments approximating the following:

Year ending September 30,
2003	$3,361
2004	19,918
2005	13,139
2006	3,021
2007	104

$39,543

The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2002 approximate the following:

Year ending September 30,
2003	$6,775
2004	980
2005	300
2006	212

$8,267

The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,067 during the years 2005 through 2012. At September 30, 2001 and 2002, the Company has recorded a deferred compensation liability of approximately $1,013 and $1,163, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the accompanying consolidated balance sheets.

The Company currently and from time to time is involved in litigation incidental to the conduct of its business, including suits based on defamation. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, if decided adverse to the Company, would be likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 12 – SUBSEQUENT EVENTS

On December 6, 2002, the Company priced a new $275,000 offering of 7.75% Senior Subordinated Notes due 2012 (the 7.75% Notes). Subject to customary closing conditions, the 7.75% Notes are to be issued under an indenture to be dated on or about December 20, 2002, with the cash proceeds to be used to purchase or redeem the Company’s existing 9.75% Senior Subordinated Debentures. In addition, the Revolving Credit Agreement was amended to adjust certain of the financial covenants.

SCHEDULE II

ALLBRITTON COMMUNICATIONS COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Classification	Balance at beginning of year	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of year
Year ended September 30, 2000:
Allowance for doubtful accounts	$1,549	$538		—		$(766	)(2)	$1,321

Valuation allowance for deferred income tax assets	$2,238	$166	(1)	—		$—		$2,404

Year ended September 30, 2001:
Allowance for doubtful accounts	$1,321	$783		—		$(930	)(2)	$1,174

Valuation allowance for deferred income tax assets	$2,404	$314	(1)	—		$(898	)(3)	$1,820

Year ended September 30, 2002:
Allowance for doubtful accounts	$1,174	$677		$(191	)(4)	$(613	)(2)	$1,047

Valuation allowance for deferred income tax assets	$1,820	$173	(1)	—		$—		$1,993

(1)	Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
(2)	Write-off of uncollectible accounts, net of recoveries and collection fees.
(3)	Represents reduction of valuation allowance relating to certain net operating loss carryforwards.
(4)	Represents the Allnewsco allowance balance at September 16, 2002 which was not acquired by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY

By:	/s/ ROBERT L. ALLBRITTON
Robert L. Allbritton Chairman and Chief Executive Officer

Date: December 17, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOE L. ALLBRITTON Joe L. Allbritton *	Chairman of the Executive Committee and Director	December 17, 2002

/s/ BARBARA B. ALLBRITTON Barbara B. Allbritton *	Executive Vice President and Director	December 17, 2002

/s/ ROBERT L. ALLBRITTON Robert L. Allbritton	Chairman, Chief Executive Officer and Director (principal executive officer)	December 17, 2002

/s/ LAWRENCE I. HEBERT Lawrence I. Hebert	Vice Chairman and Director	December 17, 2002

/s/ FREDERICK J. RYAN, JR. Frederick J. Ryan, Jr.	Vice Chairman, President, Chief Operating Officer and Director	December 17, 2002

/s/ STEPHEN P. GIBSON Stephen P. Gibson	Senior Vice President and Chief Financial Officer (principal financial officer)	December 17, 2002

/s/ ELIZABETH A. HALEY Elizabeth A. Haley	Vice President and Controller (principal accounting officer)	December 17, 2002

*By Attorney-in-Fact

/s/ JERALD N. FRITZ
Jerald N. Fritz

ALLBRITTON COMMUNICATIONS COMPANY

Certification
(Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended)

I, Robert L. Allbritton, certify that:

1.    I have reviewed this annual report on Form 10-K of Allbritton Communications Company (the “registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 17, 2002

/s/ ROBERT L. ALLBRITTON
Robert L. Allbritton Chairman and Chief Executive Officer

ALLBRITTON COMMUNICATIONS COMPANY

Certification
(Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended)

I, Stephen P. Gibson, certify that:

1.    I have reviewed this annual report on Form 10-K of Allbritton Communications Company (the “registrant”);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 17, 2002

/s/ STEPHEN P. GIBSON
Stephen P. Gibson Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

1.	Purchase Agreement dated December 6, 2002 by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities Inc.

2.1
Asset Purchase Agreement between ALLNEWSCO, Inc. and Allbritton Communications Company, dated as of March 5, 2002. (Incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K, No. 333-02302, dated March 5, 2002)
*

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1
Indenture dated as of February 6, 1996 between ACC and State Street Bank and Trust Company, as Trustee, relating to the Debentures. (Incorporated by reference to Exhibit 4.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)
*

4.2
Indenture dated as of January 22, 1998 between ACC and State Street Bank and Trust Company, as Trustee, relating to the Notes. (Incorporated by reference to Exhibit 4.1 of Company’s Registration Statement on Form S-4, No. 333-45933, dated February 9, 1998)
*

4.3
Amended and Restated Revolving Credit Agreement dated as of March 27, 2001 by and among Allbritton Communications Company, certain financial institutions, and Fleet National Bank, as Agent, and Deutsche Banc Alex. Brown Inc., as Documentation Agent. (Incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)
*

4.4
First Amendment dated as of December 19, 2001 to the Amended and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K, No. 333-02302, dated December 27, 2001)
*

4.5
Second Amendment dated as of May 15, 2002 to the Amended and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated August 14, 2002)
*

4.6	Third Amendment dated as of December 6, 2002 to the Amended and Restated Revolving Credit Agreement.

10.1
Network Affiliation Agreement (Harrisburg Television, Inc.). (Incorporated by reference to Exhibit 10.3 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)
*

10.2
Network Affiliation Agreement (First Charleston Corp.). (Incorporated by reference to Exhibit 10.4 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)
*

A-1

Exhibit No.	Description of Exhibit	Page No.

10.3	Network Affiliation Agreement (WSET, Incorporated). (Incorporated by reference to Exhibit 10.5 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)	*

10.4	Network Affiliation Agreement (WJLA-TV). (Incorporated by reference to Exhibit 10.6 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)	*

10.5
Network Affiliation Agreement (KATV Television, Inc.). (Incorporated by reference to Exhibit 10.7 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)
*

10.6
Network Affiliation Agreement (KTUL Television, Inc.). (Incorporated by reference to Exhibit 10.8 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)
*

10.7	Network Affiliation Agreement (TV Alabama, Inc.). (Incorporated by reference to Exhibit 10.9 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)	*

10.8
Amendment to Network Affiliation Agreement (TV Alabama, Inc.) dated January 23, 1997. (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 14, 1997)
*

10.9
Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)
*

10.10
Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)
*

10.11
Master Lease Finance Agreement dated as of August 10, 1994 between BancBoston Leasing, Inc. and ACC, as amended. (Incorporated by reference to Exhibit 10.16 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)
*

10.12
Master Equipment Lease Agreement dated as of November 22, 2000 between Fleet Capital Corporation and ACC. (Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, No. 333-02302, dated December 28, 2000)
*

10.13
Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)
*

21.	Subsidiaries of Registrant

24.	Powers of Attorney

*	Previously filed

A-2