Form 10-Q
period 2002-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2003-02-03
CIK 889156

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
December 31, 2002	333-02302

ALLBRITTON COMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	74-1803105
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

808 Seventeenth Street, N.W.
Suite 300
Washington, D.C. 20006-3910
(Address of principal executive offices)

Registrant’s telephone number, including area code: 202-789-2130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐        No  ☒ (1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Number of shares of Common Stock outstanding as of February 3, 2003: 20,000 shares.

(1)
Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2002, but the Company agreed under the terms of certain long-term debt to continue these filings.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION REGULATIONS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY; AND OUR ABILITY TO REALIZE THE EXPECTED OPERATIONAL EFFICIENCIES FROM THE ALLNEWSCO ACQUISITION.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

 i

ALLBRITTON COMMUNICATIONS COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY
(an indirectly wholly-owned subsidiary of Perpetual Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2001	2002

Operating revenues, net	$52,936	$58,509

Television operating expenses, excluding depreciation and amortization	32,470	32,128
Depreciation and amortization	3,301	2,589
Corporate expenses	1,382	1,458

	37,153	36,175

Operating income	15,783	22,334

Nonoperating income (expense)
Interest income
Related party	45	44
Other	32	120
Interest expense
Related party	(180)	—
Other	(10,466)	(11,098)
Other, net	(375)	(344)

	(10,944)	(11,278)

Income before income taxes and cumulative effect of change in accounting principle	4,839	11,056

Provision for income taxes	2,140	3,833

Income before cumulative effect of change in accounting principle	2,699	7,223

Cumulative effect of change in accounting principle, net of income tax benefit of $2,027 (Note 4)	—	2,973

Net income	2,699	4,250

Retained earnings, beginning of period	3,974	4,917

Retained earnings, end of period	$6,673	$9,167

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY
(an indirectly wholly-owned subsidiary of Perpetual Corporation)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2002
ASSETS		(unaudited)

Current assets
Cash and cash equivalents	$6,299	$3,583
Restricted cash (Note 3)	—	275,000
Accounts receivable, net	37,167	42,882
Program rights	19,272	14,294
Deferred income taxes	807	807
Other	2,140	2,929

Total current assets	65,685	339,495

Property, plant and equipment, net	56,573	55,448
Intangible assets, net	128,150	123,108
Deferred financing costs and other	7,177	11,924
Cash surrender value of life insurance	10,362	10,688
Program rights	1,047	779

	$268,994	$541,442

LIABILITIES AND STOCKHOLDER’S INVESTMENT

Current liabilities
Current portion of long-term debt (Note 3)	$574	$274,967
Accounts payable	3,003	3,449
Accrued interest payable	11,313	8,596
Program rights payable	22,993	19,382
Accrued employee benefit expenses	4,906	3,830
Other accrued expenses	10,370	11,279

Total current liabilities	53,159	321,503

Long-term debt	439,869	447,473
Program rights payable	1,886	1,481
Deferred rent and other	3,089	4,690
Accrued employee benefit expenses	1,879	1,868
Deferred income taxes	16,185	18,117

Total liabilities	516,067	795,132

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	4,917	9,167
Distributions to owners, net (Note 5)	(301,622)	(312,489)

Total stockholder’s investment	(247,073)	(253,690)

	$268,994	$541,442

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY
(an indirectly wholly-owned subsidiary of Perpetual Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2001	2002
Cash flows from operating activities:
Net income	$2,699	$4,250

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,301	2,589
Cumulative effect of change in accounting principle	—	2,973
Other noncash charges	340	363
Noncash tax benefits	(393)	—
Provision for doubtful accounts	139	131
Loss (gain) on disposal of assets	19	(4)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(7,952)	(5,846)
Program rights	5,410	5,246
Other current assets	62	(789)
Other noncurrent assets	(334)	(307)
Increase (decrease) in liabilities:
Accounts payable	818	446
Accrued interest payable	(3,333)	(2,717)
Accrued interest payable – related party	170	—
Program rights payable	(5,124)	(4,016)
Accrued employee benefit expenses	(695)	(1,087)
Other accrued expenses	1,131	909
Deferred rent and other liabilities	(135)	1,601
Deferred income taxes	925	3,959

Total adjustments	(5,651)	3,451

Net cash (used in) provided by operating activities	(2,952)	7,701

Cash flows from investing activities:
Capital expenditures	(693)	(1,422)
Proceeds from disposal of assets	9	4

Net cash used in investing activities	(684)	(1,418)

Cash flows from financing activities:
Proceeds from issuance of debt	—	275,000
Placement of proceeds from issuance of debt into escrow	—	(275,000)
Draws under line of credit, net	—	7,136
Deferred financing costs	(63)	(5,100)
Principal payments on capital lease obligations	(471)	(168)
Notes issued from Allnewsco to Perpetual	393	—
Distributions to owners, net of certain charges	(120,561)	(14,076)
Repayments of distributions to owners	120,465	3,209

Net cash used in financing activities	(237)	(8,999)

Net decrease in cash and cash equivalents	(3,873)	(2,716)
Cash and cash equivalents, beginning of period	7,829	6,299

Cash and cash equivalents, end of period	$3,956	$3,583

Non-cash investing and financing activities:
Equipment acquired under capital leases	$24	$—

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY
(an indirectly wholly-owned subsidiary of Perpetual Corporation)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(unaudited)

NOTE 1 — The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, “ACC” or the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2003. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2002 which are contained in the Company’s Form 10-K.

NOTE 2 — On September 16, 2002, the Company acquired certain of the assets of ALLNEWSCO, Inc. (“Allnewsco”) in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco has been controlled since its inception by Perpetual which also controls the Company. Because both the Company and Allnewsco are controlled by Perpetual, the Company was required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting, the Company and Allnewsco are treated as if they have always been combined for accounting and financial reporting purposes. As a result, the Company’s consolidated financial statements have been restated for all periods prior to the asset acquisition to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

Selected combining financial data for the three months ended December 31, 2001 are as follows:

	ACC	Allnewsco	Adjustment	Combined
Net operating revenues	$50,153	$2,783		$52,936
Net income	3,341	(1,035)	$393	2,699

The adjustment to net income represents the income tax benefit associated with combining the Company and Allnewsco.

As the Company did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the consolidated financial statements will not be incurred subsequent to the asset acquisition. Specifically, the Company did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $180 of related party interest expense relating to amounts due from

Allnewsco to Perpetual during the three months ended December 31, 2001 that will not recur subsequent to the acquisition. Accordingly, no such related party interest expense was incurred during the three months ended December 31, 2002.

NOTE 3 — On December 20, 2002, the Company issued $275,000 principal amount of 7.75% Senior Subordinated Notes due 2012 (the “7.75% Notes”) at par. The net proceeds were used to purchase and redeem the Company’s $275,000 9.75% Senior Subordinated Debentures due 2007 (the “9.75% Debentures”). At December 31, 2002, the 7.75% Notes had been issued and the gross proceeds were held in escrow for purchase and redemption of the 9.75% Debentures. As of January 21, 2003, all of the 9.75% Debentures had been purchased or redeemed. The Company will record a pre-tax loss of $14,307 as a result of the purchase and redemption of its 9.75% Debentures during the quarter ending March 31, 2003 (see Note 6).

On January 28, 2003, the Company entered into a purchase agreement pursuant to which it agreed, subject to customary closing conditions, to issue an additional $180,000 principal amount of its 7.75% Notes at a price of 98.305%. The net proceeds will be used to redeem the Company’s existing $150,000 8.875% Senior Subordinated Notes due 2008 (the “8.875% Notes”), fund the redemption premium for the 8.875% Notes, pay the fees and expenses associated with the offering of the additional 7.75% Notes and repay borrowings outstanding under the Company’s senior credit facility. If the Company closes the offering of the additional 7.75% Notes resulting in the redemption of the 8.875% Notes, the Company will incur a pre-tax loss of approximately $9,000 during the quarter ending March 31, 2003 (see Note 6).

NOTE 4 — Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. The Company’s indefinite lived intangible assets consist of broadcast licenses. Other intangible assets will continue to be amortized over their useful lives of 11 to 25 years.

Upon adoption, the Company performed the first of the required impairment tests on its indefinite lived intangible assets. The fair value of the Company’s broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station’s competitive position within its market. Appropriate allocation was made to each of the station’s tangible and intangible assets in determining the fair value of the station’s broadcast licenses. As a result of these tests, it was determined that one of the Company’s broadcast licenses was impaired. Accordingly, the Company recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of its indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002. The carrying value of the Company’s broadcast licenses at September 30, 2002 and December 31, 2002 was $127,290 and $122,290, respectively, with the decrease representing the $5,000 pre-tax impairment charge discussed above.

Other intangible assets at September 30, 2002 and December 31, 2002 consisted of the following:

	September 30, 2002	December 31, 2002
Gross carrying amount	$6,174	$6,174
Accumulated amortization	5,314	5,356

Net carrying amount	$860	$818

The following table adjusts reported income before cumulative effect of change in accounting principle and reported net income for the three months ended December 31, 2001 (prior to the adoption date of SFAS No. 142) to exclude amortization of indefinite lived intangible assets:

	Income Before Cumulative Effect of Change in Accounting Principle	Net Income
Three Months Ended December 31, 2001
As reported	$2,699	$2,699
Amortization of broadcast licenses, net of tax	686	686

Adjusted	$3,385	$3,385

NOTE 5 — For the three months ended December 31, 2001 and 2002, distributions to owners and related activity consisted of the following:

	Distributions to Owners	Allnewsco Notes Payable to Perpetual	Federal and Virginia State Income Tax Receivable	Net Distributions to Owners
Balance as of September 30, 2001	$301,670	$(9,508)	$17,586	$309,748
Cash advances to Perpetual	119,409			119,409
Repayment of cash advances to Perpetual	(120,465)			(120,465)
Issuance of notes payable to Perpetual		(393)		(393)
Charge for federal and state income taxes			(1,335)	(1,335)
Payment of income taxes			2,487	2,487
Tax benefit associated with combining ACC and Allnewsco			393	393

Balance as of December 31, 2001	$300,614	$(9,901)	$19,131	$309,844

Balance as of September 30, 2002	$301,622	$—	$—	$301,622
Cash advances to Perpetual	12,420			12,420
Repayment of cash advances to Perpetual	(3,209)			(3,209)
Charge for federal and state income taxes			(722)	(722)
Payment of income taxes			2,378	2,378

Balance as of December 31, 2002	$310,833	$—	$1,656	$312,489

The weighted average amount of non-interest bearing advances outstanding was $324,726 and $303,505 during the three months ended December 31, 2001 and 2002, respectively.

NOTE 6 — SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued in April 2002 and primarily eliminates the requirement that gains or losses associated with early debt extinguishments be accounted for as extraordinary items. SFAS No. 145 will likely require any future gains or losses associated with early extinguishments of debt to be recorded as a component of income from continuing operations rather than as an extraordinary item. This standard is effective for the Company’s fiscal year ending September 30, 2003. As a result of the purchase and redemption of its 9.75% Debentures in January 2003, the Company will record a pre-tax loss of $14,307 during the quarter ending March 31, 2003. Additionally, if the Company closes the offering of the additional 7.75% Notes resulting in the redemption of the 8.875% Notes, the Company will incur a pre-tax loss of approximately $9,000 during the quarter ending March 31, 2003. These losses will be reflected as a component of income from continuing operations rather than net of tax as an extraordinary item. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company’s financial position or results of operations.

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

Item  2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Overview

As used herein, the terms the “Company,” “our,” “us,” or “we” refer to Allbritton Communications Company and its subsidiaries and “ACC” refers solely to Allbritton Communications Company.

We own ABC network-affiliated television stations serving seven geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with WJLA.

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

Acquisitions and Basis of Financial Presentation

On September 16, 2002, we acquired certain of the assets of ALLNEWSCO, Inc. (Allnewsco) in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco has been controlled since its inception by Perpetual which also controls ACC. Because both ACC and Allnewsco are controlled by Perpetual, we were required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting, the Company and Allnewsco are treated as if they have always been combined for accounting and financial reporting purposes. As a result, our consolidated financial statements have been restated for all periods prior to the asset acquisition to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

As we did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in our consolidated financial statements will not be incurred subsequent to the asset acquisition. Specifically, we did not acquire or assume amounts due from Allnewsco to Perpetual. Our consolidated financial statements include $180 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the three months ended December 31, 2001 that will not recur subsequent to the acquisition. Accordingly, no such related party interest expense was incurred during the three months ended December 31, 2002.

Financing Transactions

On December 20, 2002, we issued $275,000 principal amount of 7.75% senior subordinated notes at par. As of January 21, 2003, we had used the net proceeds from the offering, together with approximately $15,500 of borrowings under our senior credit facility, to purchase and redeem all of our outstanding 9.75% senior subordinated debentures as well as to pay the fees and expenses associated with the offering of the 7.75% notes. The issuance of the 7.75% notes and the related purchase and redemption of the 9.75% debentures will reduce our annual payments of interest on our debt by approximately $5,000. We will record a pre-tax loss of $14,307 as a result of the purchase and redemption of our 9.75% debentures during the quarter ending March 31, 2003.

On January 28, 2003, we entered into a purchase agreement pursuant to which we agreed, subject to customary closing conditions, to issue an additional $180,000 principal amount of our 7.75% notes at a price of 98.305%. While we can provide no assurance that the offering of the additional 7.75% notes will close, we intend to use the proceeds to redeem our existing 8.875% senior subordinated notes, fund the redemption premium for the 8.875% notes, pay the fees and expenses associated with the offering of the additional 7.75% notes and repay borrowings outstanding under our senior credit facility. If we close the offering of the additional 7.75% notes resulting in the redemption of the 8.875% notes, we will incur a pre-tax loss of approximately $9,000 during the quarter ending March 31, 2003.

As of December 31, 2002, as adjusted to reflect (1) the purchase and redemption of our 9.75% debentures with the proceeds from the sale of the 7.75% notes and borrowings under our senior credit facility and (2) the issuance of the additional 7.75% notes and the use of proceeds from their sale to redeem our outstanding 8.875% notes and repay borrowings under our senior credit facility, we would have had $474,435 (net of unamortized discount) of debt outstanding.

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 2001 and 2002 and the percentage change between the periods:

	Three Months Ended December 31,
	2001	2002	Percent Change
Operating revenues, net	$52,936	$58,509	10.5%
Total operating expenses	37,153	36,175	-2.6%

Operating income	15,783	22,334	41.5%
Nonoperating expenses, net	10,944	11,278	3.1%
Income tax provision	2,140	3,833	79.1%

Income before cumulative effect of change in accounting principle	2,699	7,223	167.6%
Cumulative effect of change in accounting principle, net of income tax benefit	—	2,973	—

Net income	$2,699	$4,250	57.5%

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2001 and 2002, and the percentage contribution of each to our total broadcast revenues, before fees:

	Three Months Ended December 31,
	2001		2002
	Dollars	Percent	Dollars	Percent
Local and national (1)	$47,044	86.0	$45,438	75.7
Political (2)	1,751	3.2	7,908	13.2
Network compensation (3)	679	1.2	1,396	2.3
Trade and barter (4)	1,941	3.5	1,805	3.0
Other revenue (5)	3,314	6.1	3,469	5.8

Broadcast revenues	54,729	100.0	60,016	100.0

Fees (6)	(1,793)		(1,507)

Operating revenues, net	$52,936		$58,509

(1)	Represents sale of advertising time to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising time to political advertisers.
(3)	Represents payment by networks for broadcasting or promoting network programming.
(4)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(5)
Represents other revenue, principally from cable and direct broadcast satellite subscriber fees, the sales of University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.

(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended December 31, 2002 totaled $58,509, an increase of $5,573, or 10.5%, when compared to net operating revenues of $52,936 for the three months ended December 31, 2001. This increase resulted principally from increased political advertising revenues in all but one of our markets.

Local and national advertising revenues decreased $1,606, or 3.4%, for the three months ended December 31, 2002 from the comparable period in Fiscal 2002. The decrease for the three months ended December 31, 2002 was largely due to the displacement of local and national advertisers during the peak political advertising month of October 2002, and to a lesser extent, due to a slightly reduced level of prime-time inventory available for sale as discussed below related to network compensation.

Political advertising revenues increased $6,157 during the three months ended December 31, 2002. Political advertising revenue increased in all but one of our markets due to several high-profile local political races affecting our markets for the November 2002 elections, partially offset by advertising leading up to a November 2001 local political election affecting our Washington, D.C. and Lynchburg markets.

Network compensation revenue increased $717, or 105.6%, during the three months ended December 31, 2002 as compared to the same period in the prior year. The increase was principally due to the July 31, 2002 expiration of certain amendments to our network affiliation agreements. Under these amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television “soap” channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the expiration of these amendments, compensation rates and inventory allocations reverted to their pre-modification levels. We routinely consult with the network in relation to the levels of program clearances, preemptions, compensation and inventory availabilities.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three months ended December 31, 2001 or 2002.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2002 totaled $36,175, a decrease of $978, or 2.6%, compared to total operating expenses of $37,153 for the three-month period ended December 31, 2001. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $342, a decrease in depreciation and amortization of $712 and an increase in corporate expenses of $76.

Television operating expenses, excluding depreciation and amortization, decreased $342, or 1.1%, to $32,128 for the three months ended December 31, 2002 as compared to $32,470 for the three months ended December 31, 2001. This decrease reflects our continuing focus on controlling programming and operating costs as well as expense savings related to the integration of the operations of WJLA and NewsChannel 8.

Depreciation and amortization expense of $2,589 for the first three months of Fiscal 2003 decreased $712, or 21.6%, versus the comparable period in Fiscal 2002. The decrease for the three months ended December 31, 2002 was principally the result of our adoption of SFAS No. 142 effective October 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 resulted in a $1,022 decrease in amortization expense during the three months ended December 31, 2002 as compared to the same period in the prior fiscal year. Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, depreciation and amortization expense for the three months ended December 31, 2001 would have been $2,279, which would have resulted in a current period increase in depreciation and amortization expense of $310, or 13.6%, due to increased depreciation expense associated with the buildout of studio and office space and acquisition of technical equipment for the new WJLA/NewsChannel 8 facility.

Operating Income

For the three months ended December 31, 2002, operating income of $22,334 increased $6,551, or 41.5%, when compared to operating income of $15,783 for the three months ended December 31, 2001. For the three months ended December 31, 2002, the operating margin increased to 38.2% from 29.8% for the comparable period in Fiscal 2002. Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, operating income and operating margin for the three months ended December 31, 2001 would have been $16,805 and 31.7%, respectively, which would have resulted in a current period increase in operating income of $5,529, or 32.9%. The increases in operating income and operating margin were primarily the result of increased net operating revenues as discussed above.

Operating Cash Flow

Operating cash flow of $24,923 for the three months ended December 31, 2002 increased $5,839, or 30.6%, as compared to $19,084 for the three-month period ended December 31, 2001. This increase was primarily the result of increased net operating revenues as discussed above. We believe that operating cash flow, defined as operating income plus depreciation and amortization, is important in measuring our financial results and our ability to pay principal and interest on our debt because of our non-cash expenses attributable to depreciation and amortization. Operating cash flow does not purport to represent cash flows from operating activities determined in accordance with generally accepted accounting principles as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for net income or cash flows from operating activities and may not be comparable to similar measures reported by other companies.

Nonoperating Expenses, Net

Non-related party interest expense of $11,098 for the three months ended December 31, 2002 increased $632, or 6.0%, as compared to $10,466 for the three-month period ended December 31, 2001. This increase was the result of the incremental interest expense associated with carrying both the newly issued 7.75% notes and the 9.75% debentures from December 20, 2002 through December 31, 2002. In connection with our cash tender offer to purchase all of the outstanding 9.75% debentures, we purchased $255,576 principal amount on January 7, 2003, and the remaining principal amount of $19,424 was redeemed on January 21, 2003 after the redemption notice period was completed. Had we purchased or redeemed the 9.75% debentures on December 20, 2002, interest expense for the three months ended December 31, 2002 would have been $10,353, a decrease of $113, or 1.1%, as compared to the same period in Fiscal 2002. In addition, the average balance of debt outstanding, including capital lease obligations, would have been $441,988, and the weighted average interest rate on debt would have been 9.1%. This compares to an average balance of debt outstanding, including capital lease obligations, of $451,821 and a weighted average interest rate on debt of 9.2% for the three months ended December 31, 2001.

Income Taxes

The provision for income taxes for the three months ended December 31, 2002 totaled $3,833, an increase of $1,693, or 79.1%, when compared to the provision for income taxes of $2,140 for the three months ended December 31, 2001. The increase was directly related to the $6,217, or 128.5%, increase in our income before income taxes and cumulative effect of change in accounting principle, partially offset by a decrease in our overall effective income tax rate for Fiscal 2003.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Our indefinite lived intangible assets consist of broadcast licenses. Other intangible assets will continue to be amortized over their useful lives of 11 to 25 years.

Upon adoption, we performed the first of the required impairment tests on our indefinite lived intangible assets. The fair value of our broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station’s competitive position within its market. Appropriate allocation was made to each of the station’s tangible and intangible assets in determining the fair value of the station’s broadcast licenses. As a result of these tests, we determined that one of our broadcast licenses was impaired. Accordingly, we recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of our indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002.

Net Income

Net income for the three months ended December 31, 2002 was $4,250 as compared to net income of $2,699 for the three months ended December 31, 2001. The increase of $1,551, or 57.5%, was due to the factors discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2002 to December 31, 2002 consisted primarily of restricted cash and increased short-term debt. The restricted cash and increased short-term debt balances reflect the proceeds from the issuance of our 7.75% notes held in escrow until the purchase and redemption of our 9.75% debentures was completed as of January 21, 2003.

Additional balance sheet fluctuations from September 30, 2002 to December 31, 2002 consisted of increases in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of interest payments under our debt obligations.

Liquidity and Capital Resources

As of December 31, 2002, our cash and cash equivalents aggregated $3,583, and we had an excess of current assets over current liabilities of $17,992.

Cash Provided by Operations.    Our principal source of working capital is cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on our debt. Cash receipts are usually much greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term debt are higher during the first and third fiscal quarters and, following issuance of the additional 7.75% notes and the redemption of the 8.875% notes, will occur only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flows from operating activities for the full fiscal year.

As reported in the consolidated statements of cash flows, our net cash used in operating activities was $2,952 for the three months ended December 31, 2001. For the three months ended December 31, 2002, our net cash provided by operating activities was $7,701. The $10,653 increase in cash flows from operating activities was primarily due to increased income before income taxes and cumulative effect of change in accounting principle of $6,217.

Transactions with Owners.    We have periodically made advances in the form of distributions to Perpetual Corporation (Perpetual). During the three months ended December 31, 2001, we received repayments, net of cash advances, from Perpetual of $1,056. During the three months ended December 31, 2002, we made cash advances, net of repayments, to Perpetual of $9,211. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, we will make advances, distributions or dividends to related parties in the future.

During the three months ended December 31, 2001 and 2002, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual of $2,487 and $2,378, respectively. We were charged by Perpetual for federal and state income taxes totaling $1,335 and $722 during the three months ended December 31, 2001 and 2002, respectively. Additionally, because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco’s net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of the Company and Allnewsco for the three months ended December 31, 2001 have been adjusted to reflect the historical tax benefit of $393 which would have been recorded for financial reporting purposes by the combined entity.

Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Notes issued during the three months ended December 31, 2001 amounted to $393, with no cash repayments during this period. The notes payable from Allnewsco to Perpetual are included in distributions to owners in our consolidated financial statements, conforming the presentation of cash transactions between ACC, Allnewsco and Perpetual. As we did not acquire or assume amounts due from Allnewsco to Perpetual, no amount was outstanding from us under such notes at December 31, 2002.

Stockholder’s deficit amounted to $253,690 at December 31, 2002, an increase of $6,617, or 2.7%, from the September 30, 2002 deficit of $247,073. The increase was due to a net increase in distributions to owners of $10,867, partially offset by net income for the period of $4,250.

Indebtedness.    Our total debt, including the current portion of long-term debt, increased from $440,443 at September 30, 2002 to $722,440 at December 31, 2002. This debt, net of applicable discounts, consisted of $275,000 of 7.75% senior subordinated notes due December 15, 2012; $274,429 of 9.75% senior subordinated debentures due November 30, 2007; $150,000 of 8.875% senior subordinated notes due February 1, 2008; $22,000 of draws under our senior credit facility; and $1,011 of capital lease obligations. The increase of $281,997 in total debt from

September 30, 2002 to December 31, 2002 was primarily due to the issuance of the 7.75% notes on December 20, 2002 as well as $7,136 in net draws under the senior credit facility. As of January 21, 2003, we had used the proceeds from the 7.75% notes to purchase and redeem all of the outstanding 9.75% debentures.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2002, we were in compliance with those financial covenants. The senior credit facility was amended as of December 6, 2002 to adjust certain of the financial covenants for the remaining term of the facility. We believe that the amendment allows us sufficient operational flexibility to remain in compliance with the financial covenants. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

The indentures for our long-term debt provide that, whether or not required by the rules and regulations of the SEC, so long as any senior notes or debentures are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, they also provide that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and propective investors upon request. As our duty to file such reports with the SEC is automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934, we have filed this Form 10-Q with the SEC only as contemplated by the terms of our long-term debt.

Other Uses of Cash.    We anticipate that capital expenditures for Fiscal 2003 will approximate $10,000 and will be primarily for the implementation of DTV service in our remaining markets and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2002 totaled $1,422.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.

New Accounting Standards

SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued in April 2002 and primarily eliminates the requirement that gains or losses associated with early debt extinguishments be accounted for as extraordinary items. SFAS No. 145 will likely require any future gains or losses associated with early extinguishments of debt to be recorded as a component of income from continuing operations rather than as an extraordinary item. This standard is effective for our fiscal year ending September 30, 2003. As a result of the purchase and redemption of our 9.75% debentures in January 2003, we will record a pre-tax loss of $14,307 during the quarter ending March 31, 2003. Additionally, if we close the offering of the additional 7.75% notes resulting in the redemption of our 8.875% notes, we will incur a pre-tax loss of approximately $9,000 during the quarter ending March 31, 2003. These losses will be reflected as a component of income from continuing operations rather than net of tax as an extraordinary item. The other provisions of SFAS No. 145 are not expected to have a material effect on our financial position or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2002, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, excluding the 9.75% debentures which were fully redeemed as of January 21, 2003, with future principal payments of $425,000, matures February 1, 2008 ($150,000) and December 15, 2012 ($275,000). At December 31, 2002, the carrying value of such debt was $425,000, the fair value was $430,750 and the weighted average interest rate was 8.15%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions. On January 28, 2003, we entered into a purchase agreement pursuant to which we agreed, subject to customary closing conditions, to issue the additional 7.75% notes at a price of 98.305%. We intend to use the proceeds to redeem our 8.875% notes and fund the redemption premium for the 8.875% notes.

Item 4.    Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II — OTHER INFORMATION

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 18, 2002, each of the directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

See Exhibit Index on pages 21-23.

b.    Reports on Form 8-K

(1)    A Report on Form 8-K was filed on October 1, 2002 announcing that we had consummated the transaction to acquire certain assets of ALLNEWSCO, Inc.

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

(4)    A Report on Form 8-K was filed on December 23, 2002 announcing that we had completed our private placement of $275,000 aggregate principal amount of 7.75% Senior Subordinated Notes due December 15, 2012.

(5)    A Report on Form 8-K was filed on January 8, 2003 announcing that we had accepted for payment an aggregate of $255,576 principal amount of our 9.75% Senior Subordinated Debentures due 2007 that had been tendered pursuant to our previously announced tender offer and consent solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLBRITTON COMMUNICATION COMPANY

(Registrant)

February 3, 2003	/s/ ROBERT L. ALLBRITTON
Date	Name: Robert L. Allbritton Title: Chairman and Chief Executive Officer

February 3, 2003	/s/ STEPHEN P. GIBSON
Date	Name: Stephen P. Gibson Title: Senior Vice President and Chief Financial Officer

Certification
(Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended)

I, Robert L. Allbritton, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Allbritton Communications Company (the “registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

/s/ Robert L. Allbritton
Robert L. Allbritton Chairman and Chief Executive Officer

Certification
(Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended)

I, Stephen P. Gibson, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Allbritton Communications Company (the “registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

/s/ Stephen P. Gibson
Stephen P. Gibson Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

1.1
Purchase Agreement dated December 6, 2002 by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K, No. 333-02302, dated December 17, 2002)
*

1.2	Purchase Agreement dated January 28, 2003 by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities, Inc.

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

4.1
Indenture dated as of January 22, 1998 between ACC and State Street Bank and Trust Company, as Trustee, relating to the 8.875% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 4.1 of Company’s Registration Statement on Form S-4, No. 333-45933, dated February 9, 1998)
*

4.2
Indenture dated as of December 20, 2002 between ACC and State Street Bank and Trust Company, as Trustee, relating to the 7.75% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated December 23, 2002)
*

4.3
Amended and Restated Revolving Credit Agreement dated as of March 27, 2001 by and among Allbritton Communications Company, certain financial institutions, and Fleet National Bank, as Agent, and Deutsche Banc Alex. Brown Inc., as Documentation Agent. (Incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)
*

4.4
First Amendment dated as of December 19, 2001 to the Amended and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K, No. 333-02302, dated December 27, 2001)
*

4.5
Second Amendment dated as of May 15, 2002 to the Amended and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated August 14, 2002)
*

4.6
Third Amendment dated as of December 6, 2002 to the Amended and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company’s Form 10-K, No. 333-02302, dated December 17, 2002)
*

4.7	Form of 7 3/4% Series B Senior Subordinated Notes due 2012.

Exhibit No.	Description of Exhibit	Page No.

10.1	Registration Rights Agreement by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities, Inc. dated December 20, 2002.

10.2
Network Affiliation Agreement (Harrisburg Television, Inc.). (Incorporated by reference to Exhibit 10.3 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)
*

10.3
Network Affiliation Agreement (First Charleston Corp.). (Incorporated by reference to Exhibit 10.4 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)
*

10.4	Network Affiliation Agreement (WSET, Incorporated). (Incorporated by reference to Exhibit 10.5 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)	*

10.5	Network Affiliation Agreement (WJLA-TV). (Incorporated by reference to Exhibit 10.6 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)	*

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
*

10.8	Network Affiliation Agreement (TV Alabama, Inc.). (Incorporated by reference to Exhibit 10.9 of Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-4, dated April 22, 1996)	*

10.9
Amendment to Network Affiliation Agreement (TV Alabama, Inc.) dated January 23, 1997. (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 14, 1997)
*

10.10
Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)
*

10.11
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

10.13
Master Equipment Lease Agreement dated as of November 22, 2000 between Fleet Capital Corporation and ACC. (Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K, No. 333-02302, dated December 28, 2000)
*

Exhibit No.	Description of Exhibit	Page No.

10.14
Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)
*

10.15
Supplement No. 1 dated as of December 13, 2002 to the Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc. and Fleet National Bank, as Agent.

10.16
Joinder Agreement dated as of December 13, 2002 by ACC Licensee, Inc. to the Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc. and Fleet National Bank, as Agent.

* Previously filed