Form 10-Q
period 2003-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2003-05-14
CIK 889156

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number:
       March 31, 2003                                            333-02302


                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                           74-1803105
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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes                        No   X   (1)
                         --------                  -------


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes                        No   X
                         --------                  -------


     Number of shares of Common Stock outstanding as of May 14, 2003: 20,000 shares.

--------------

(1) The Company became subject to such filing requirements effective February 13, 2003.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Six Months Ended March 31, 2002 and 2003....       1

          Consolidated Balance Sheets as of September 30, 2002 and
          March 31, 2003................................................       2

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 2002 and 2003.................................       3

          Notes to Interim Consolidated Financial Statements............       4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................       9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      19

Item 4.   Controls and Procedures.......................................      19


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      20

Item 6.   Exhibits and Reports on Form 8-K..............................      20

Signatures..............................................................      21

302 Certifications......................................................      22

Exhibit Index...........................................................      26

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                           (unaudited)


                                                          Three Months Ended         Six Months Ended
                                                               March 31,                 March 31,
                                                          ------------------         -----------------
                                                           2002         2003         2002         2003
                                                           ----         ----         ----         ----

Operating revenues, net .............................   $  43,316    $  44,448    $  96,252    $ 102,957
                                                        ---------    ---------    ---------    ---------

Television operating expenses, excluding
     depreciation and amortization ..................      30,921       30,653       63,390       62,781
Depreciation and amortization .......................       3,398        2,658        6,699        5,247
Corporate expenses ..................................       1,435        1,520        2,818        2,978
                                                        ---------    ---------    ---------    ---------
                                                           35,754       34,831       72,907       71,006
                                                        ---------    ---------    ---------    ---------

Operating income ....................................       7,562        9,617       23,345       31,951
                                                        ---------    ---------    ---------    ---------

Nonoperating income (expense)
     Interest income
         Related party ..............................          47           44           92           88
         Other ......................................          20          205           52          325
     Interest expense
         Related party ..............................        (204)          --         (384)          --
         Other ......................................     (10,497)     (11,004)     (20,963)     (22,102)
     Loss on early repayment of debt ................          --      (23,194)          --      (23,194)
     Other, net .....................................         444         (209)          69         (553)
                                                        ---------    ---------    ---------    ---------
                                                          (10,190)     (34,158)     (21,134)     (45,436)
                                                        ---------    ---------    ---------    ---------
(Loss) income before income taxes and cumulative
     effect of change in accounting principle .......      (2,628)     (24,541)       2,211      (13,485)

(Benefit from) provision for income taxes ...........        (972)      (8,843)       1,168       (5,010)
                                                        ---------    ---------    ---------    ---------

(Loss) income before cumulative effect
     of change in accounting principle ..............      (1,656)     (15,698)       1,043       (8,475)

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $2,027 (Note 4) .............................          --           --           --        2,973
                                                        ---------    ---------    ---------    ---------

Net (loss) income ...................................      (1,656)     (15,698)       1,043      (11,448)

Retained earnings, beginning of period ..............       6,673        9,167        3,974        4,917
                                                        ---------    ---------    ---------    ---------

Retained earnings (deficit), end of period ..........   $   5,017    $  (6,531)   $   5,017    $  (6,531)
                                                        =========    =========    =========    =========


            See accompanying notes to interim consolidated financial statements.

                           ALLBRITTON COMMUNICATIONS COMPANY
            (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                                             March 31,
                                                             September 30,     2003
                                                                  2002      (unaudited)
Assets                                                       -------------  -----------

Current assets
      Cash and cash equivalents .............................   $   6,299    $   6,037
      Accounts receivable, net ..............................      37,167       34,865
      Program rights ........................................      19,272        9,213
      Deferred income taxes .................................         807          807
      Other .................................................       2,140        3,059
                                                                ---------    ---------
           Total current assets .............................      65,685       53,981

Property, plant and equipment, net ..........................      56,573       54,827
Intangible assets, net ......................................     128,150      123,066
Deferred financing costs and other ..........................       7,177       10,699
Cash surrender value of life insurance ......................      10,362       10,897
Program rights ..............................................       1,047          574
                                                                ---------    ---------

                                                                $ 268,994    $ 254,044
                                                                =========    =========
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt .....................   $     574    $     533
      Accounts payable ......................................       3,003        2,523
      Accrued interest payable ..............................      11,313        8,262
      Program rights payable ................................      22,993       10,281
      Accrued employee benefit expenses .....................       4,906        4,671
      Other accrued expenses ................................      10,370        7,014
                                                                ---------    ---------
           Total current liabilities ........................      53,159       33,284

Long-term debt ..............................................     439,869      481,124
Program rights payable ......................................       1,886        1,102
Deferred rent and other .....................................       3,089        4,517
Accrued employee benefit expenses ...........................       1,879        1,895
Deferred income taxes .......................................      16,185       15,603
                                                                ---------    ---------
           Total liabilities ................................     516,067      537,525
                                                                ---------    ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued ........................................          --           --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................           1            1
      Capital in excess of par value ........................      49,631       49,631
      Retained earnings (deficit) ...........................       4,917       (6,531)
      Distributions to owners, net ..........................    (301,622)    (326,582)
                                                                ---------    ---------
         Total stockholder's investment .....................    (247,073)    (283,481)
                                                                ---------    ---------

                                                                $ 268,994    $ 254,044
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

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                          (unaudited)

                                                                              Six Months Ended
                                                                                  March 31,
                                                                              -----------------
                                                                              2002         2003
                                                                              ----         ----
Cash flows from operating activities:
      Net income (loss) ................................................   $   1,043    $ (11,448)
                                                                           ---------    ---------
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization .................................       6,699        5,247
         Cumulative effect of change in accounting principle ...........          --        2,973
         Other noncash charges .........................................         683          718
         Noncash tax benefits ..........................................        (904)          --
         Loss on early repayment of debt ...............................          --       23,194
         Provision for doubtful accounts ...............................         279          262
         Loss (gain) on disposal of assets .............................           2           (9)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable .....................................         949        2,040
               Program rights ..........................................      10,851       10,532
               Other current assets ....................................      (1,381)        (919)
               Other noncurrent assets .................................        (640)        (537)
             Increase (decrease) in liabilities:
               Accounts payable ........................................         148         (480)
               Accrued interest payable ................................          (8)      (3,051)
               Accrued interest payable - related party ................         374           --
               Program rights payable ..................................     (10,637)     (13,496)
               Accrued employee benefit expenses .......................        (196)        (219)
               Other accrued expenses ..................................         (77)      (3,356)
               Deferred rent and other liabilities .....................       1,287        1,428
               Deferred income taxes ...................................       1,503        1,445
                                                                           ---------    ---------
                                                                               8,932       25,772
                                                                           ---------    ---------
               Net cash provided by operating activities ...............       9,975       14,324
                                                                           ---------    ---------

Cash flows from investing activities:
      Capital expenditures .............................................      (5,047)      (3,440)
      Proceeds from disposal of assets .................................          37           32
                                                                           ---------    ---------
               Net cash used in investing activities ...................      (5,010)      (3,408)
                                                                           ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of debt ...................................          --      451,949
      Principal payments on long-term debt and capital lease obligations        (969)    (425,302)
      Draws under line of credit, net ..................................          --       13,936
      Redemption premiums and related costs of early repayment of debt .          --      (17,409)
      Deferred financing costs .........................................         (63)      (9,392)
      Notes issued from Allnewsco to Perpetual .........................       1,764           --
      Distributions to owners, net of certain charges ..................    (228,023)     (28,169)
      Repayments of distributions to owners ............................     222,065        3,209
                                                                           ---------    ---------
               Net cash used in financing activities ...................      (5,226)     (11,178)
                                                                           ---------    ---------

Net decrease in cash and cash equivalents ..............................        (261)        (262)
Cash and cash equivalents, beginning of period .........................       7,829        6,299
                                                                           ---------    ---------
Cash and cash equivalents, end of period ...............................   $   7,568    $   6,037
                                                                           =========    =========

Non-cash investing and financing activities:
      Equipment acquired under capital leases...........................   $      24    $      --
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2003. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2002 which are contained in the Company's Form 10-K.


NOTE 2 - On September 16, 2002, the Company acquired certain of the assets of ALLNEWSCO, Inc. ("Allnewsco") in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco has been controlled since its inception by Perpetual which also controls the Company. Because both the Company and Allnewsco are controlled by Perpetual, the Company was required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting, the Company and Allnewsco are treated as if they have always been combined for accounting and financial reporting purposes. As a result, the Company's consolidated financial statements have been restated for all periods prior to the asset acquisition to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

Selected combining financial data for the three and six months ended March 31, 2002 is as follows:

                                   The Company    Allnewsco   Adjustment   Combined
                                   -----------    ---------   ----------   --------
Three Months Ended March 31, 2002
---------------------------------

     Net operating revenues .....    $ 40,841     $  2,475                 $ 43,316
     Net (loss) income ..........        (823)      (1,344)    $    511      (1,656)

Six Months Ended March 31, 2002
-------------------------------

     Net operating revenues .....    $ 90,994     $  5,258                 $ 96,252
     Net income (loss) ..........       2,518       (2,379)    $    904       1,043


The adjustment to net income represents the income tax benefit associated with combining the Company and Allnewsco.

As the Company did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the consolidated financial statements will not be incurred subsequent to the asset acquisition. Specifically, the Company did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $204 and $384 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the three and six months ended March 31, 2002, respectively, that will not recur subsequent to the acquisition. Accordingly, no such related party interest expense was incurred during the three or six months ended March 31, 2003.


NOTE 3 - On December 20, 2002, the Company issued $275,000 principal amount of
7 3/4% Senior Subordinated Notes due 2012 (the "7 3/4% Notes") at par. The net proceeds, together with borrowings under the Company's senior credit facility, were used to purchase and redeem the Company's $275,000 9 3/4% Senior Subordinated Debentures due 2007 (the "9 3/4% Debentures") as well as to pay the fees and expenses associated with the offering of the 7 3/4% Notes. As of January 21, 2003, all of the 9 3/4% Debentures had been purchased or redeemed.

On February 6, 2003, the Company issued an additional $180,000 principal amount of its 7 3/4% Notes at a price of 98.305%. The net proceeds were used to redeem the Company's $150,000 8 7/8% Senior Subordinated Notes due 2008 (the "8 7/8% Notes"), fund the redemption premium for the 8 7/8% Notes, pay the fees and expenses associated with the offering of the additional 7 3/4% Notes and repay borrowings outstanding under the Company's senior credit facility. On March 10, 2003, all of the 8 7/8% Notes were redeemed.

As a result of the purchase and redemption of its 9 3/4% Debentures as well as the redemption of its 8 7/8% Notes, the Company recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003 (see Note 6).

NOTE 4 - Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. The Company's indefinite lived intangible assets consist of broadcast licenses. Other intangible assets will continue to be amortized over their useful lives of 11 to 25 years.

Upon adoption, the Company performed the first of the required impairment tests on its indefinite lived intangible assets. The fair value of the Company's broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, it was determined that one of the Company's broadcast licenses was impaired. Accordingly, the Company recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of its indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002. The carrying value of the Company's broadcast licenses at September 30, 2002 and March 31, 2003 was $127,290 and $122,290, respectively, with the decrease representing the $5,000 pre-tax impairment charge discussed above.

Other intangible assets at September 30, 2002 and March 31, 2003 consisted of the following:

                                                September 30,       March 31,
                                                    2002              2003
                                                -------------       ---------

     Gross carrying amount.................        $ 6,174          $ 6,174
     Accumulated amortization..............          5,314            5,398
                                                   -------          -------

     Net carrying amount...................        $   860          $   776
                                                   =======          =======

The following table adjusts reported income before cumulative effect of change in accounting principle and reported net income for the three and six months ended March 31, 2002 (prior to the adoption date of SFAS No. 142) to exclude amortization of indefinite lived intangible assets:


                                               (Loss) Income Before
                                                 Cumulative Effect
                                                   Of Change in      Net (Loss)
                                               Accounting Principle    Income
                                               --------------------  ----------
Three Months Ended March 31, 2002
---------------------------------

As reported .....................................     $(1,656)        $(1,656)
Amortization of broadcast licenses, net of tax...         686             686
                                                      -------         -------

Adjusted ........................................     $  (970)        $  (970)
                                                      =======         =======

Six Months Ended March 31, 2002
-------------------------------

As reported .....................................     $ 1,043         $ 1,043
Amortization of broadcast licenses, net of tax...       1,372           1,372
                                                      -------         -------

Adjusted ........................................     $ 2,415         $ 2,415
                                                      =======         =======


NOTE 5 - For the six months ended March 31, 2002 and 2003, distributions to owners and related activity consisted of the following:

                                                                                  Federal and
                                                                   Allnewsco     Virginia state        Net
                                                Distributions    Notes Payable     Income Tax     Distributions
                                                  to Owners      to Perpetual      Receivable       to Owners
                                                  ---------      ------------      ----------       ---------

Balance as of September 30, 2001 ............     $ 301,670        $  (9,508)       $  17,586       $ 309,748

Cash advances to Perpetual ..................       225,940                                           225,940
Repayment of cash advances to Perpetual .....      (222,065)                                         (222,065)
Issuance of notes payable to Perpetual ......                         (1,764)                          (1,764)
Charge for federal and state income taxes ...                                            (450)           (450)
Payment of income taxes .....................                                           2,533           2,533
Tax benefit associated with combining
     ACC and Allnewsco ......................                                             904             904
                                                  ---------        ---------        ---------       ---------

Balance as of March 31, 2002 ................     $ 305,545        $ (11,272)       $  20,573       $ 314,846
                                                  =========        =========        =========       =========


Balance as of September 30, 2002 ............     $ 301,622        $      --        $      --       $ 301,622

Cash advances to Perpetual ..................        19,730                                            19,730
Repayment of cash advances to Perpetual .....        (3,209)                                           (3,209)
Benefit from federal and state income taxes..                                           6,017           6,017
Payment of income taxes .....................                                           2,422           2,422
                                                  ---------        ---------        ---------       ---------

Balance as of March 31, 2003 ................     $ 318,143        $      --        $   8,439       $ 326,582
                                                  =========        =========        =========       =========


The operations of the Company are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual in accordance with the terms of a tax sharing agreement between the Company and Perpetual. For the six months ended March 31, 2003, the Company recorded a benefit for federal and Virginia state income taxes. To the extent that a benefit for federal or Virginia state income taxes exists for the year ending September 30, 2003, any such benefit will be effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement between the Company and Perpetual.

The weighted average amount of non-interest bearing advances outstanding was $329,729 and $309,662 during the six months ended March 31, 2002 and 2003, respectively.


NOTE 6 - SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002 and primarily eliminates the requirement that gains or losses associated with early debt extinguishments be accounted for as extraordinary items. SFAS No. 145 will likely require any future gains or losses associated with early extinguishments of debt to be recorded as a component of income from continuing operations rather than as an extraordinary item. This standard is effective for the Company's fiscal year ending September 30, 2003. As a result of the purchase and redemption of its 9 3/4% Debentures in January 2003 and the redemption of its 8 7/8% Notes in March 2003, the Company has recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. This loss has been reflected as a component of income from continuing operations rather than net of tax as an extraordinary item. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company's financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 to address diversity in practice for recognizing obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 to establish a single accounting model for long-lived assets to be disposed of by sale and to address issues surrounding the impairment of long-lived assets. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." These standards are effective for the Company's fiscal year ending September 30, 2003 and their adoption will not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (dollars in thousands)

Overview
As used herein, the terms the "Company," "our," "us," or "we" refer to Allbritton Communications Company and its subsidiaries and "ACC" refers solely to Allbritton Communications Company.

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

Acquisitions and Basis of Financial Presentation
On September 16, 2002, we acquired certain of the assets of ALLNEWSCO, Inc. ("Allnewsco") in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. Allnewsco has been controlled since its inception by Perpetual which also controls ACC. Because both ACC and Allnewsco are controlled by Perpetual, we were required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting, the Company and Allnewsco are treated as if they have always been combined for accounting and financial reporting purposes. As a result, our consolidated financial statements have been restated for all periods prior to the asset acquisition to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

As we did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in our consolidated financial statements will not be incurred subsequent to the asset acquisition. Specifically, we did not acquire or assume amounts due from Allnewsco to Perpetual. Our consolidated financial statements include $204 and $384 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the three and six months ended March 31, 2002, respectively, that will not recur subsequent to the acquisition. Accordingly, no such related party interest expense was incurred during the three or six months ended March 31, 2003.

Financing Transactions
On December 20, 2002, we issued $275,000 principal amount of 7 3/4% senior subordinated notes at par. As of January 21, 2003, we had used the net proceeds from the offering, together with approximately $15,500 of borrowings under our senior credit facility, to purchase and redeem all of our outstanding 9 3/4% senior subordinated debentures as well as to pay the fees and expenses associated with the offering of the 7 3/4% notes.

On February 6, 2003, we issued an additional $180,000 principal amount of our 7 3/4% notes at a price of 98.305%. We used the proceeds to redeem our existing 8 7/8% senior subordinated notes, fund the redemption premium for the 8 7/8% notes, pay the fees and expenses associated with the offering of the additional 7 3/4% notes and repay borrowings outstanding under our senior credit facility. On March 10, 2003, all of the 8 7/8% notes were redeemed.

The issuance of the 7 3/4% notes and the related purchase and redemption of the 9 3/4% debentures and the redemption of the 8 7/8% notes will reduce our annual payments of interest on our debt by approximately $5,000. As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of our 8 7/8% notes, we recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. Such charge has been reflected as a nonoperating expense.

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2002 and 2003 and the percentage change between the periods:

                                          Three Months Ended March 31,         Six Months Ended March 31,
                                          ----------------------------         --------------------------
                                                               Percent                              Percent
                                          2002       2003      Change         2002        2003       Change
                                          ----       ----      ------         ----        ----       ------

Operating revenues, net ............   $ 43,316   $ 44,448       2.6%      $ 96,252   $ 102,957        7.0%
Total operating expenses............     35,754     34,831      -2.6%        72,907      71,006       -2.6%
                                       --------   --------                 --------   ---------
Operating income....................      7,562      9,617      27.2%        23,345      31,951       36.9%
Nonoperating expenses, net..........     10,190     34,158     235.2%        21,134      45,436      115.0%
Income tax (benefit) provision......       (972)    (8,843)    809.8%         1,168      (5,010)    -528.9%
                                       --------   --------                 --------   ---------

(Loss) income before cumulative
effect of change in accounting
principle...........................     (1,656)   (15,698)    847.9%         1,043      (8,475)    -912.6%
Cumulative effect of change in
accounting principle, net of
income tax benefit..................         --         --      --               --       2,973       --
                                       --------   --------                 --------   ---------

Net (loss) income...................   $ (1,656)  $(15,698)    847.9%      $  1,043   $ (11,448)  -1,197.6%
                                       ========   ========                 ========   =========

Operating cash flow <F1>............   $ 10,960   $ 12,275      12.0%      $ 30,044   $  37,198       23.8%
                                       ========   ========                 ========   =========

-------
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six months ended March 31, 2002 and 2003, and the percentage contribution of each to our total broadcast revenues, before fees:

                                       Three Months Ended March 31,              Six Months Ended March 31,
                                       ----------------------------              --------------------------
                                        2002                 2003                2002                 2003
                                        ----                 ----                ----                 ----
                                 Dollars   Percent    Dollars   Percent    Dollars  Percent     Dollars  Percent
                                 -------   -------    -------   -------    -------  -------     -------  -------

Local and national <F1>.......   $38,929     87.3     $40,018     87.8     $85,973    86.5     $ 85,456    81.0
Political <F2>................       511      1.1          20      0.1       2,262     2.3        7,928     7.5
Network compensation <F3>.....     1,001      2.2       1,474      3.2       1,680     1.7        2,870     2.7
Trade and barter <F4>.........     1,718      3.9       1,678      3.7       3,659     3.7        3,483     3.3
Other revenue <F5>............     2,428      5.5       2,367      5.2       5,742     5.8        5,836     5.5
                                 -------    -----     -------    -----     -------   -----     --------   -----
Broadcast revenues............    44,587    100.0      45,557    100.0      99,316   100.0      105,573   100.0
                                            =====                =====               =====                =====
Fees <F6>.....................    (1,271)              (1,109)              (3,064)              (2,616)
                                 -------              -------              -------             --------

Operating revenues, net ......   $43,316              $44,448              $96,252             $102,957
                                 =======              =======              =======             ========

----------
<F1> Represents sale of advertising time to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising time to political advertisers.
<F3> Represents payment by networks for broadcasting or promoting network programming.
<F4> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F5> Represents other revenue, principally from cable and direct broadcast satellite subscriber fees, the sales of University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.
<F6> Represents fees paid to national sales representatives and fees paid for music licenses.


Net operating revenues for the three months ended March 31, 2003 totaled $44,448, an increase of $1,132, or 2.6%, when compared to net operating revenues of $43,316 for the three months ended March 31, 2002. Net operating revenues increased $6,705, or 7.0%, to $102,957 for the six months ended March 31, 2003 as compared to $96,252 for the same period in the prior year.

Local and national advertising revenues increased $1,089, or 2.8%, and decreased $517, or 0.6%, during the three and six months ended March 31, 2003, respectively, versus the comparable periods in Fiscal 2002. Local and national advertising revenue increased in a majority of our markets during the three months ended March 31, 2003 due to increased revenue related to the broadcast of the Super Bowl by the ABC network in January 2003 (broadcast by the Fox network in 2002) as well as limited improvement in the television advertising climate as compared to the same period in the prior year. This increase was partially offset by preemptions of regular programming and cancellations related to the war in Iraq in the second half of March 2003 as well as a slight reduction in the level of prime-time inventory available for sale throughout the quarter as discussed below related to network compensation. The decrease for the six months ended March 31, 2003 was largely due to the displacement of local and national advertisers during the peak political advertising month of October 2002 and the factors discussed above related to the second fiscal quarter.

Political advertising revenues decreased by $491 to $20 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was principally due to advertising related to primaries for high-profile local political elections in the Harrisburg and Tulsa markets during the three months ended March 31, 2002 with no comparable advertising in the second quarter of Fiscal 2003. Political advertising revenues increased $5,666, or 250.5%, during the six months ended March 31, 2003 as compared to the same period in Fiscal 2002. Political advertising revenue increased in all but one of our markets due to several high-profile local political races affecting our markets for the November 2002 elections, partially offset by advertising leading up to the November 2001 local political election affecting our Washington, D.C. and Lynchburg markets.

Network compensation revenue increased $473 and $1,190, or 47.3% and 70.8%, during the three and six months ended March 31, 2003 as compared to the same periods in the prior year. The increases were principally due to the July 31, 2002 expiration of certain amendments to our network affiliation agreements. Under these amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the expiration of these amendments, compensation rates and inventory allocations reverted to their pre-modification levels. We routinely consult with the network in relation to the levels of program clearances, preemptions, compensation and inventory availabilities.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2002 or 2003.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2003 totaled $34,831, a decrease of $923, or 2.6%, compared to total operating expenses of $35,754 for the three-month period ended March 31, 2002. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $268, a decrease in depreciation and amortization of $740 and an increase in corporate expenses of $85.

Total operating expenses for the six months ended March 31, 2003 totaled $71,006, a decrease of $1,901, or 2.6%, compared to total operating expenses of $72,907 for the six-month period ended March 31, 2002. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $609, a decrease in depreciation and amortization of $1,452 and an increase in corporate expenses of $160.

Television operating expenses, excluding depreciation and amortization, decreased $268 and $609, or 0.9% and 1.0%, for the three and six months ended March 31, 2003, respectively, as compared to the comparable periods in Fiscal 2002. These decreases reflect our continuing focus on controlling programming and operating costs as well as expense savings related to the integration of the operations of WJLA and NewsChannel 8.

Depreciation and amortization expense decreased $740 and $1,452, or 21.8% and 21.7%, respectively, for the three and six months ended March 31, 2003 versus the comparable periods in Fiscal 2002. These decreases were principally the result of our adoption of SFAS No. 142 effective October 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 resulted in a $1,022 and $2,044 decrease in amortization expense during the three and six months ended March 31, 2003, respectively, as compared to the same periods in the prior fiscal year. Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, depreciation and amortization expense for the three and six months ended March 31, 2002 would have been $2,376 and $4,655, respectively. This would have resulted in increases in depreciation and amortization expense during the three and six months ended March 31, 2003 of $282 and $592, or 11.9% and 12.7%, respectively, due primarily to increased depreciation expense associated with the buildout of studio and office space and acquisition of technical equipment for the new WJLA/NewsChannel 8 facility.

Operating Income
For the three months ended March 31, 2003, operating income of $9,617 increased $2,055, or 27.2%, when compared to operating income of $7,562 for the three months ended March 31, 2002. For the three months ended March 31, 2003, the operating margin increased to 21.6% from 17.5% for the comparable period in Fiscal 2002. Operating income of $31,951 for the six months ended March 31, 2003 increased $8,606, or 36.9%, when compared to operating income of $23,345 for the same period in the prior fiscal year. For the six months ended March 31, 2003, the operating margin increased to 31.0% from 24.3% for the comparable period in the prior fiscal year.

Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, operating income would have been $8,584 and $25,389 for the three and six months ended March 31, 2002, respectively. Operating margin would have been 19.8% and 26.4% for the three and six months ended March 31, 2002, respectively. This would have resulted in an increase in operating income of $1,033 and $6,562, or 12.0% or 25.8%, for the three and six months ended March 31, 2003, respectively. These increases in operating income and margin were primarily the result of increased net operating revenues as discussed above.

Operating Cash Flow
Operating cash flow of $12,275 for the three months ended March 31, 2003 increased $1,315, or 12.0%, as compared to $10,960 for the three-month period ended March 31, 2002. Operating cash flow of $37,198 for the six months ended March 31, 2003 increased $7,154, or 23.8%, as compared to $30,044 for the same period in the prior fiscal year. These increases were primarily the result of increased net operating revenues as discussed above.

We define operating cash flow as operating income plus depreciation and amortization. Although operating cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), we believe it is useful for investors in our debt securities and users of our financial statements in understanding our results of operations. Management believes that operating cash flow is useful because it is widely used in the broadcasting industry as a measure of operating performance and is used by investors and by analysts who report on the performance of broadcast companies. Operating cash flow also is generally recognized as a tool in applying valuation methodologies for companies in the media industry. In addition, management closely monitors operating cash flow in determining our ability to maintain compliance with certain financial covenants of our indebtedness. Nevertheless, you should not consider operating cash flow in isolation from or as a substitute for operating income, net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with GAAP, or as a measure of performance or liquidity prepared in accordance with GAAP. Moreover, because operating cash flow is not a measure calculated in accordance with GAAP, this performance measure is not necessarily comparable to similarly titled measures employed by other companies.

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                  Three Months Ended March 31,   Six Months Ended March 31,
                                  ----------------------------   --------------------------
                                        2002         2003             2002         2003
                                        ----         ----             ----         ----

Operating income..................    $ 7,562      $ 9,617          $23,345      $31,951
Add:
Depreciation and amortization.....      3,398        2,658            6,699        5,247
                                      -------      -------          -------      -------
Operating cash flow...............    $10,960      $12,275          $30,044      $37,198
                                      =======      =======          =======      =======


Nonoperating Expenses, Net
Interest Expense. Non-related party interest expense of $11,004 for the three months ended March 31, 2003 increased $507, or 4.8%, as compared to $10,497 for the three-month period ended March 31, 2002. Non-related party interest expense of $22,102 for the six months ended March 31, 2003 increased $1,139, or 5.4%, as compared to $20,963 comparable period of Fiscal 2002. This increase was the result of the incremental interest expense associated with carrying both the newly issued 7 3/4% notes and the 9 3/4% debentures from December 20, 2002 through January 21, 2003 during the redemption notice period. Additionally, incremental interest expense was incurred related to carrying both the newly issued 7 3/4% notes and the 8 7/8% notes from February 6, 2003 through March 10, 2003 during the redemption notice period.

Had we purchased or redeemed the 9 3/4% debentures on December 20, 2002 and the 8 7/8% notes on February 6, 2003, interest expense for the three and six months ended March 31, 2003 would have been $9,189 and $19,542, respectively, resulting in a decrease of $1,308 and $1,421, or 12.5% and 6.8%, as compared to the three and six months ended March 31, 2002, respectively. These decreases are the result of a lower weighted average interest rate on debt, partially offset by higher average balances of debt outstanding. The average balance of debt outstanding, including capital lease obligations, for the three and six months ended March 31, 2003 would have been $476,554 and $459,942, respectively, and the weighted average interest rate on debt during the three and six months ended March 31, 2003 would have been 7.7% and 8.4%, respectively. This compares to an average balance of debt outstanding, including capital lease obligations, for the three and six months ended March 31, 2002 of $459,183 and $455,457, respectively, and a weighted average interest rate on debt for each of the three and six-month periods ended March 31, 2002 of 9.1%.

Loss on Early Repayment of Debt. As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of our 8 7/8% notes during the quarter ended March 31, 2003, we recorded a pre-tax charge of $23,194. Such charge has been reflected as a nonoperating expense rather than as an extraordinary item in accordance with our adoption of SFAS No. 145 during Fiscal 2003. See "New Accounting Standards."

Income Taxes
The benefit from income taxes for the three months ended March 31, 2003 totaled $8,843 as compared to the benefit from income taxes of $972 for the three months ended March 31, 2002. The benefit from income taxes for the six months ended March 31, 2003 totaled $5,010, a decrease of $6,178 when compared to the provision for income taxes of $1,168 for the six months ended March 31, 2002. The increase in income tax benefit during the three and six months ended March 31, 2003 was primarily due to the $23,194 loss on early repayment of debt during the quarter ended March 31, 2003.

Cumulative Effect of Change in Accounting Principle
Effective October 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Our indefinite lived intangible assets consist of broadcast licenses. Other intangible assets will continue to be amortized over their useful lives of 11 to 25 years.

Upon adoption, we performed the first of the required impairment tests on our indefinite lived intangible assets. The fair value of our broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, we determined that one of our broadcast licenses was impaired. Accordingly, we recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of our indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002.

Net Income
For the three and six months ended March 31, 2003, the Company recorded a net loss of $15,698 and $11,448, respectively, as compared to a net loss of $1,656 for the three months ended March 31, 2002 and net income of $1,043 for the six months ended March 31, 2002. The decreases of $14,042 and $12,491 during the three and six months ended March 31, 2003 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2002 to March 31, 2003 consisted of decreases in program rights and program rights payable which reflect the annual cycle of the underlying program contracts which generally begins in September of each year. Additionally, long-term debt increased due to the costs associated with the issuance of our 7 3/4% notes and the related purchase and redemption of our 9 3/4% debentures and our 8 7/8% notes during Fiscal 2003.

Liquidity and Capital Resources
As of March 31, 2003, our cash and cash equivalents aggregated $6,037, and we had an excess of current assets over current liabilities of $20,697.

Cash Provided by Operations. Our principal source of working capital is cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on debt. Cash receipts are usually much greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term debt have been higher during the first and third fiscal quarters, and as a result of the redemption of our 8 7/8% notes, will in the future occur only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flows from operating activities for the full fiscal year.

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $9,975 and $14,324 for the six months ended March 31, 2002 and 2003, respectively. The $4,349 increase in cash flows from operating activities was primarily due to increased operating income of $8,606.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the six months ended March 31, 2002 and 2003, we made cash advances, net of repayments, to Perpetual of $3,875 and $16,521, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary source of repayment of the net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future.

During the six months ended March 31, 2002 and 2003, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual of $2,533 and $2,422, respectively. We were charged by Perpetual for federal and state income taxes totaling $450 during the six months ended March 31, 2002. During the six months ended March 31, 2003, we were not charged for federal and state income taxes, but rather, we recorded a benefit for federal and Virginia state taxes of $6,017. Such benefit has been reflected as receivable from Perpetual at March 31, 2003; however, any such benefit remaining at the end of the year ending September 30, 2003 will be effectively distributed to Perpetual as we will receive no future benefit for federal or Virginia state taxes in accordance with the terms of our tax sharing agreement. Additionally, because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of the Company and Allnewsco for the six months ended March 31, 2002 have been adjusted to reflect the historical tax benefit of $904 which would have been recorded for financial reporting purposes by the combined entity.

Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Notes issued during the six months ended March 31, 2002 amounted to $1,764, with no cash repayments during this period. The notes payable from Allnewsco to Perpetual are included in distributions to owners in our consolidated financial statements, conforming the presentation of cash transactions between ACC, Allnewsco and Perpetual. As we did not acquire or assume amounts due from Allnewsco to Perpetual, no amount was outstanding from us under such notes at March 31, 2003.

Stockholder's deficit amounted to $283,481 at March 31, 2003, an increase of $36,408, or 14.7%, from the September 30, 2002 deficit of $247,073. The increase was due to the net loss for the period of $11,448, cash advances, net of repayments, to Perpetual of $16,521, tax payments to Perpetual of $2,422 and the federal and state income tax benefit at March 31, 2003 of $6,017.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $440,443 at September 30, 2002 to $481,657 at March 31, 2003. This debt, net of applicable discounts, consisted of $451,980 of 7 3/4% senior subordinated notes due December 15, 2012, $28,800 of draws under our senior credit facility and $877 of capital lease obligations at March 31, 2003. The increase of $41,214 in total debt from September 30, 2002 to March 31, 2003 was primarily due to an additional $30,000 in senior subordinated notes. This increased indebtedness approximated the amount of redemption premiums, fees and expenses associated with the issuance of the new 7 3/4% notes, the purchase and redemption of the 9 3/4% debentures and the redemption of the 8 7/8% notes.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2003, we were in compliance with those financial covenants. The senior credit facility was amended as of December 6, 2002 to adjust certain of the financial covenants for the remaining term of the facility. We believe that the amendment allows us sufficient operational flexibility to remain in compliance with the financial covenants. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2003 will approximate $10,000 and will be primarily for the implementation of DTV service in our remaining markets and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2003 totaled $3,440.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.


New Accounting Standards
SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002 and primarily eliminates the requirement that gains or losses associated with early debt extinguishments be accounted for as extraordinary items. SFAS No. 145 will likely require any future gains or losses associated with early extinguishments of debt to be recorded as a component of income from continuing operations rather than as an extraordinary item. This standard is effective for our fiscal year ending September 30, 2003. As a result of the purchase and redemption of our 9 3/4% debentures in January 2003 and the redemption of our 8 7/8% notes in March 2003, we recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. This charge has been reflected as a component of income from continuing operations rather than net of tax as an extraordinary item. The other provisions of SFAS No. 145 are not expected to have a material effect on our financial position or results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 to address diversity in practice for recognizing obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 to establish a single accounting model for long-lived assets to be disposed of by sale and to address issues surrounding the impairment of long-lived assets. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." These standards are effective for our fiscal year ending September 30, 2003 and their adoption will not have a material impact on our financial position or results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2003, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2003, the carrying value of such debt was $451,980, the fair value was $464,100 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.


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

PART II   OTHER INFORMATION


Item 1.   Legal Proceedings

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


Item 6.   Exhibits and Reports on Form 8-K

a.    Exhibits

      See Exhibit Index on pages 26-29.

b.    Reports on Form 8-K

      (1) A Report on Form 8-K was filed on January 8, 2003 announcing that we had accepted for payment an aggregate of $255,576 principal amount of our 9 3/4% Senior Subordinated Debentures due 2007 that had been tendered pursuant to our previously announced tender offer and consent solicitation.

      (2) A Report on Form 8-K was filed on February 6, 2003 announcing that we had completed our private placement of $180,000 aggregate principal amount of 7 3/4% Senior Subordinated Notes due December 15, 2012.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                          (Registrant)




       May 14, 2003                              /s/ Robert L. Allbritton
--------------------------                    ----------------------------------
           Date                               Name: Robert L. Allbritton
                                              Title: Chairman and Chief
                                                     Executive Officer



       May 14, 2003                              /s/ Stephen P. Gibson
--------------------------                    ----------------------------------
           Date                               Name:  Stephen P. Gibson
                                              Title: Senior Vice President
                                                     and Chief Financial Officer

                                  Certification
  (Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended)

         I, Robert L. Allbritton, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Allbritton Communications Company (the "registrant");

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003


                                  /s/ Robert L. Allbritton
                               -------------------------------------------------
                               Robert L. Allbritton
                               Chairman and Chief Executive Officer

                                  Certification
  (Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended)

         I, Stephen P. Gibson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Allbritton Communications Company (the "registrant");

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003

                                 /s/ Stephen P. Gibson
                               -------------------------------------------------
                               Stephen P. Gibson
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

 1.1      Purchase Agreement dated December 6, 2002 by and among ACC,          *
          Deutsche Bank Securities Inc. and Fleet Securities, Inc.
          (Incorporated by reference to Exhibit 1 of the Company's
          Form 10-K, No. 333-02302, dated December 17, 2002)

 1.2      Purchase Agreement dated January 28, 2003 by and among ACC,          *
          Deutsche Bank Securities Inc. and Fleet Securities, Inc.
          (Incorporated by reference to Exhibit 1.2 of the Company's
          Quarterly Report on Form 10-Q, No. 333-02302, dated February
          3, 2003)

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

 4.1      Indenture dated as of December 20, 2002 between ACC and              *
          State Street Bank and Trust Company, as Trustee, relating to the 7 3/4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form
          8-K, No. 333-02302, dated December 23, 2002)

 4.2      Supplemental Indenture dated as of February 6, 2003 between          *
          ACC and U.S. Bank National Association
          (successor-in-interest to State Street Bank and Trust
          Company), as Trustee, to the Indenture dated as of December
          20, 2002 between ACC and State Street Bank and Trust
          Company, as Trustee, relating to the 7 3/4% Senior
          Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, No.
          333-02302, dated February 6, 2003)

 4.3      Form of 7 3/4% Series B Senior Subordinated Notes due 2012.          *
          (Incorporated by reference to Exhibit 4.7 of the Company's
          Quarterly Report on Form 10-Q, No. 333-02302, dated February
          3, 2003)

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

 4.6      Second Amendment dated as of May 15, 2002 to the Amended and         *
          Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 14, 2002)

 4.7      Third Amendment dated as of December 6, 2002 to the Amended          *
          and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K, No.
          333-02302, dated December 17, 2002)

10.1      Registration Rights Agreement by and among ACC, Deutsche             *
          Bank Securities Inc. and Fleet Securities Inc. dated
          December 20, 2002. (Incorporated by reference to Exhibit
          10.1 of the Company's Quarterly Report on Form 10-Q, No.
          333-02302, dated February 3, 2003)

10.2      Registration Rights Agreement by and among ACC, Deutsche             *
          Bank Securities Inc. and Fleet Securities Inc. dated
          February 6, 2003. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4, No.
          333-02302, dated April 11, 2003)

10.3      Network Affiliation Agreement (Harrisburg Television, Inc.).         *
          (Incorporated by reference to Exhibit 10.3 of Company's
          Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.4      Network Affiliation Agreement (First Charleston Corp.).              *
          (Incorporated by reference to Exhibit 10.4 of Company's
          Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

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

10.6      Network Affiliation Agreement (WJLA-TV). (Incorporated by            *
          reference to Exhibit 10.6 of Company's Pre-effective
          Amendment No. 1 to Registration Statement on Form S-4, dated
          April 22, 1996)

10.7      Network Affiliation Agreement (KATV Television, Inc.).               *
          (Incorporated by reference to Exhibit 10.7 of Company's
          Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.8      Network Affiliation Agreement (KTUL Television, Inc.).               *
          (Incorporated by reference to Exhibit 10.8 of Company's
          Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.9      Network Affiliation Agreement (TV Alabama, Inc.).                    *
          (Incorporated by reference to Exhibit 10.9 of Company's
          Pre-effective Amendment No. 1 to Registration Statement on
          Form S-4, dated April 22, 1996)

10.10     Amendment to Network Affiliation Agreement (TV Alabama,              *
          Inc.) dated January 23, 1997. (Incorporated by reference to
          Exhibit 10.15 of the Company's Quarterly Report on Form
          10-Q, No. 333-02302, dated February 14, 1997)

10.11     Tax Sharing Agreement effective as of September 30, 1991 by          *
          and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on Form
          S-4, No. 333-02302, dated March 12, 1996)

10.12     Second Amendment to Tax Sharing Agreement effective as of            *
          October 1, 1995 by and among Perpetual Corporation, ACC and
          ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K, No. 333-02302, dated December
          22, 1998)

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

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

10.14     Master Equipment Lease Agreement dated as of November 22,            *
          2000 between Fleet Capital Corporation and ACC.
          (Incorporated by reference to Exhibit 10.19 of the Company's
          Form 10-K, No. 333-02302, dated December 28, 2000)

10.15     Amended and Restated Pledge Agreement dated as of March 27,          *
          2001 by and among ACC, Allbritton Group, Inc., Allfinco,
          Inc., and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

10.16     Supplement No. 1 dated as of December 13, 2002 to the                *
          Amended and Restated Pledge Agreement dated as of March 27,
          2001 by and among ACC, Allbritton Group, Inc., Allfinco,
          Inc. and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

10.17     Joinder Agreement dated as of December 13, 2002 by ACC               *
          Licensee, Inc. to the Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton
          Group, Inc., Allfinco, Inc. and Fleet National Bank, as
          Agent. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Previously filed