Form 10-Q
period 2003-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2003-08-12
CIK 889156

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number:
       June 30, 2003                                           333-02302


                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                           74-1803105
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

                      Yes    X                   No
                          -------                   -------


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes                        No    X
                          -------                   -------

                                  -------------

     Number of shares of Common Stock outstanding as of August 12, 2003: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 2002 and 2003...        1

          Consolidated  Balance  Sheets as of  September  30, 2002 and
          June 30, 2003................................................        2

          Consolidated  Statements  of Cash Flows for the Nine  Months
          Ended June 30, 2002 and 2003.................................        3

          Notes to Interim Consolidated Financial Statements...........        4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations....................................        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...       19

Item 4.   Controls and Procedures......................................       20



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................       21

Item 6.   Exhibits and Reports on Form 8-K.............................       21

Signatures.............................................................       22

Exhibit Index..........................................................       23

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                           (unaudited)


                                                          Three Months Ended          Nine Months Ended
                                                               June 30,                    June 30,
                                                          ------------------          -----------------
                                                          2002         2003           2002         2003
                                                          ----         ----           ----         ----

Operating revenues, net ..........................     $  51,348    $  51,271      $ 147,600    $ 154,228
                                                       ---------    ---------      ---------    ---------

Television operating expenses, excluding
     depreciation and amortization ...............        31,674       31,002         95,064       93,783
Depreciation and amortization ....................         3,151        2,699          9,850        7,946
Corporate expenses ...............................         1,552        1,669          4,370        4,647
                                                       ---------    ---------      ---------    ---------
                                                          36,377       35,370        109,284      106,376
                                                       ---------    ---------      ---------    ---------

Operating income .................................        14,971       15,901         38,316       47,852
                                                       ---------    ---------      ---------    ---------

Nonoperating income (expense)
     Interest income
         Related party ...........................            --           --             92           88
         Other ...................................            21           11             74          336
     Interest expense
         Related party ...........................          (212)          --           (596)          --
         Other ...................................       (10,442)      (9,285)       (31,405)     (31,387)
     Loss on early repayment of debt .............            --           --             --      (23,194)
     Other, net ..................................          (328)        (290)          (260)        (843)
                                                       ---------    ---------      ---------    ---------
                                                         (10,961)      (9,564)       (32,095)     (55,000)
                                                       ---------    ---------      ---------    ---------
Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle ........................         4,010        6,337          6,221       (7,148)

Provision for (benefit from) income taxes ........         2,095        2,487          3,263       (2,523)
                                                       ---------    ---------      ---------    ---------

Income (loss) before cumulative effect
     of change in accounting principle ...........        1,915        3,850          2,958       (4,625)

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $2,027 (Note 4) ..........................            --           --             --        2,973
                                                       ---------    ---------      ---------    ---------

Net income (loss) ................................         1,915        3,850          2,958       (7,598)

Retained earnings (deficit), beginning of period..         5,017       (6,531)         3,974        4,917
                                                       ---------    ---------      ---------    ---------

Retained earnings (deficit), end of period .......     $   6,932    $  (2,681)     $   6,932    $  (2,681)
                                                       =========    =========      =========    =========

            See accompanying notes to interim consolidated financial statements.

                            ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                                                June 30,
                                                               September 30,      2003
                                                                   2002        (unaudited)
Assets                                                         -------------   -----------

Current assets
      Cash and cash equivalents .............................   $   6,299      $   5,156
      Accounts receivable, net ..............................      37,167         38,708
      Program rights ........................................      19,272          4,153
      Deferred income taxes .................................         807            807
      Other .................................................       2,140          2,942
                                                                ---------      ---------
           Total current assets .............................      65,685         51,766

Property, plant and equipment, net ..........................      56,573         54,790
Intangible assets, net ......................................     128,150        123,024
Deferred financing costs and other ..........................       7,177         10,500
Cash surrender value of life insurance ......................      10,362         10,872
Program rights ..............................................       1,047            455
                                                                ---------      ---------

                                                                $ 268,994      $ 251,407
                                                                =========      =========
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt .....................   $     574      $     333
      Accounts payable ......................................       3,003          3,315
      Accrued interest payable ..............................      11,313          1,716
      Dividends payable .....................................          --          5,000
      Program rights payable ................................      22,993          6,842
      Accrued employee benefit expenses .....................       4,906          4,355
      Other accrued expenses ................................      10,370          5,945
                                                                ---------      ---------
           Total current liabilities ........................      53,159         27,506

Long-term debt ..............................................     439,869        482,440
Program rights payable ......................................       1,886            850
Deferred rent and other .....................................       3,089          4,344
Accrued employee benefit expenses ...........................       1,879          1,917
Deferred income taxes .......................................      16,185         17,268
                                                                ---------      ---------
           Total liabilities ................................     516,067        534,325
                                                                ---------      ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued ........................................          --             --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................           1              1
      Capital in excess of par value ........................      49,631         49,631
      Retained earnings (deficit) ...........................       4,917         (2,681)
      Distributions to owners, net ..........................    (301,622)      (329,869)
                                                                ---------      ---------
         Total stockholder's investment .....................    (247,073)      (282,918)
                                                                ---------      ---------

                                                                $ 268,994      $ 251,407
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

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                          (unaudited)

                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                                   -----------------
                                                                                   2002          2003
                                                                                   ----          ----
Cash flows from operating activities:
      Net income (loss) ..................................................      $   2,958     $  (7,598)
                                                                                ---------     ---------
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization ...................................          9,850         7,946
         Cumulative effect of change in accounting principle .............             --         2,973
         Other noncash charges ...........................................          1,784         1,092
         Noncash tax benefits ............................................         (1,223)           --
         Loss on early repayment of debt .................................             --        23,194
         Provision for doubtful accounts .................................            418           398
         Loss (gain) on disposal of assets ...............................              7           (41)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable .......................................         (4,872)       (1,939)
               Program rights ............................................         16,289        15,711
               Other current assets ......................................           (883)         (802)
               Other noncurrent assets ...................................         (1,102)         (472)
             Increase (decrease) in liabilities:
               Accounts payable ..........................................            279           312
               Accrued interest payable ..................................         (3,369)       (9,597)
               Accrued interest payable - related party ..................            436            --
               Program rights payable ....................................        (15,906)      (17,187)
               Accrued employee benefit expenses .........................           (395)         (513)
               Other accrued expenses ....................................          2,084        (4,425)
               Deferred rent and other liabilities .......................          2,570         1,255
               Deferred income taxes .....................................          4,221         3,110
                                                                                ---------     ---------
                                                                                   10,188        21,015
                                                                                ---------     ---------
               Net cash provided by operating activities .................         13,146        13,417
                                                                                ---------     ---------

Cash flows from investing activities:
      Capital expenditures ...............................................        (14,989)       (6,062)
      Proceeds from disposal of assets ...................................             37            66
                                                                                ---------     ---------
               Net cash used in investing activities .....................        (14,952)       (5,996)
                                                                                ---------     ---------

Cash flows from financing activities:
      Proceeds from issuance of debt .....................................             --       451,949
      Principal payments on long-term debt and capital lease obligations..         (1,242)     (425,438)
      Draws under line of credit, net ....................................          7,664        15,136
      Redemption premiums and related costs of early repayment of debt ...             --       (17,409)
      Deferred financing costs ...........................................            (63)       (9,555)
      Notes issued from Allnewsco to Perpetual ...........................          1,961            --
      Distributions to owners, net of certain charges ....................       (313,899)      (27,256)
      Repayments of distributions to owners ..............................        310,515         4,009
                                                                                ---------     ---------
               Net cash provided by (used in) financing activities .......          4,936        (8,564)
                                                                                ---------     ---------

Net increase (decrease) in cash and cash equivalents .....................          3,130        (1,143)
Cash and cash equivalents, beginning of period ...........................          7,829         6,299
                                                                                ---------     ---------
Cash and cash equivalents, end of period .................................      $  10,959     $   5,156
                                                                                =========     =========

Non-cash investing and financing activities:
      Equipment acquired under capital leases.............................      $      24     $      --
                                                                                =========     =========
      Dividends declared and unpaid.......................................      $      --     $   5,000
                                                                                =========     =========

            See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2003. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2002 which are contained in the Company's Form 10-K.


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

Selected combining financial data for the three and nine months ended June 30, 2002 is as follows:

                                             The Company    Allnewsco    Adjustment    Combined
                                             -----------    ---------    ----------    --------
Three Months Ended June 30, 2002

     Net operating revenues...............    $ 48,495      $ 2,853                    $ 51,348
     Net income (loss)....................       2,436         (840)       $  319         1,915

Nine Months Ended June 30, 2002

     Net operating revenues...............    $139,489      $ 8,111                    $147,600
     Net income (loss)....................       4,954       (3,219)       $1,223         2,958


The adjustment to net income represents the income tax benefit associated with combining the Company and Allnewsco.

As the Company did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the consolidated financial statements will not be incurred subsequent to the asset acquisition. Specifically, the Company did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $212 and $596 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the three and nine months ended June 30, 2002, respectively, that will not recur subsequent to the acquisition. Accordingly, no such related party interest expense was incurred during the three or nine months ended June 30, 2003.


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

On February 14, 2003, the Company commenced a registered exchange offer of a new series of 7 3/4% Notes in exchange for the initial series of 7 3/4% Notes issued December 20, 2002 and consummated the exchange offer following its expiration on March 17, 2003 by issuing the new series of notes in exchange for notes of the initial series properly tendered. On June 17, 2003, the

Company commenced a registered exchange offer of the same new series of 7 3/4% Notes in exchange for the initial series of 7 3/4% Notes issued February 6, 2003 and consummated the exchange offer following its expiration on July 16, 2003 by issuing such new series of notes in exchange for notes of the initial series properly tendered. The terms of the exchange notes are substantially identical to those of the initial notes in each case, except that transfer restrictions and registration rights relating to initial notes do not apply to the exchange notes.


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

Upon adoption, the Company performed the first of the required impairment tests on its indefinite lived intangible assets. The fair value of the Company's broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, it was determined that one of the Company's broadcast licenses was impaired. Accordingly, the Company recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of its indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002. The carrying value of the Company's broadcast licenses at September 30, 2002 and June 30, 2003 was $127,290 and $122,290, respectively, with the decrease representing the $5,000 pre-tax impairment charge discussed above.

Other intangible assets at September 30, 2002 and June 30, 2003 consisted of the following:

                                                   September 30,        June 30,
                                                       2002               2003
                                                   -------------        --------

     Gross carrying amount...................         $ 6,174           $ 6,174
     Accumulated amortization................           5,314             5,440
                                                      -------           -------

     Net carrying amount.....................         $   860           $   734
                                                      =======           =======

The following table adjusts reported income before cumulative effect of change in accounting principle and reported net income for the three and nine months ended June 30, 2002 (prior to the adoption date of SFAS No. 142) to exclude amortization of indefinite lived intangible assets:

                                                          Income Before
                                                        Cumulative Effect
                                                          Of Change in            Net
                                                      Accounting Principle      Income
                                                      --------------------      ------
Three Months Ended June 30, 2002

As reported.........................................         $ 2,436            $ 2,436
Amortization of broadcast licenses, net of tax......             686                686
                                                             -------            -------

Adjusted............................................         $ 3,122            $ 3,122
                                                             =======            =======

Nine Months Ended June 30, 2002

As reported.........................................         $ 4,954            $ 4,954
Amortization of broadcast licenses, net of tax......           2,058              2,058
                                                             -------            -------

Adjusted............................................         $ 7,012            $ 7,012
                                                             =======            =======


NOTE 5 - For the nine months ended June 30, 2002 and 2003, distributions to owners and related activity consisted of the following:


                                                                                        Federal and
                                                       Distributions      Allnewsco    Virginia state       Net
                                                         to Owners      Notes Payable    Income Tax    Distributions
                                                       and Dividends    to Perpetual     Receivable      to Owners
                                                       -------------    -------------  --------------  -------------

Balance as of September 30, 2001.....................    $ 301,670       $  (9,508)       $ 17,586       $ 309,748

Cash advances to Perpetual...........................      312,410                                         312,410
Repayment of cash advances to Perpetual..............     (310,515)                                       (310,515)
Issuance of notes payable to Perpetual...............                       (1,961)                         (1,961)
Charge for federal and state income taxes............                                         (144)           (144)
Payment of income taxes..............................                                        1,633           1,633
Tax benefit associated with combining
     ACC and Allnewsco...............................                                        1,223           1,223
                                                         ---------       ---------        --------       ---------

Balance as of June 30, 2002..........................    $ 303,565       $ (11,469)       $ 20,298       $ 312,394
                                                         =========       =========        ========       =========


Balance as of September 30, 2002.....................    $ 301,622       $      --        $     --       $ 301,622

Cash advances to Perpetual...........................       19,730                                          19,730
Repayment of cash advances to Perpetual..............       (4,009)                                         (4,009)
Dividends declared and unpaid........................        5,000                                           5,000
Benefit from federal and state income taxes..........                                        5,104           5,104
Payment of income taxes..............................                                        2,422           2,422
                                                         ---------       ---------        --------       ---------

Balance as of June 30, 2003..........................    $ 322,343       $      --        $  7,526       $ 329,869
                                                         =========       =========        ========       =========

During the three months ended June 30, 2003, the Company declared cash dividends of $250 per common share, or $5,000, payable during the three months ending September 30, 2003. The Company recorded these dividends in Distributions to owners, net and Dividends payable when declared. No cash advances were made to Perpetual during the three months ended June 30, 2003, and no cash advances are anticipated to be made during the three months ending September 30, 2003.

The operations of the Company are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual in accordance with the terms of a tax sharing agreement between the Company and Perpetual. For the nine months ended June 30, 2003, the Company recorded a benefit for federal and Virginia state income taxes. To the extent that a benefit for federal or Virginia state income taxes exists for the year ending September 30, 2003, any such benefit will be effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement between the Company and Perpetual.

The average amount of non-interest bearing advances outstanding was $328,587 and $312,304 during the nine months ended June 30, 2002 and 2003, respectively.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 (dollars in thousands except share information)


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

As we did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in our consolidated financial statements will not be incurred subsequent to the asset acquisition. Specifically, we did not acquire or assume amounts due from Allnewsco to Perpetual. Our consolidated financial statements include $212 and $596 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the three and nine months ended June 30, 2002, respectively, that will not recur subsequent to the acquisition. Accordingly, no such related party interest expense was incurred during the three or nine months ended June 30, 2003.

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

On February 14, 2003, we commenced a registered exchange offer of a new series of 7 3/4% notes in exchange for the initial series of 7 3/4% notes issued December 20, 2002 and consummated the exchange offer following its expiration on March 17, 2003 by issuing the new series of notes in exchange for notes of the initial series properly tendered. On June 17, 2003, we commenced a registered exchange offer of the same new series of 7 3/4% notes in exchange for the initial series of 7 3/4% notes issued February 6, 2003 and consummated the exchange offer following its expiration on July 16, 2003 by issuing such new series of notes in exchange for notes of the initial series properly tendered. The terms of the exchange notes are substantially identical to those of the initial notes in each case, except that transfer restrictions and registration rights relating to initial notes do not apply to the exchange notes.

Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2002 and 2003 and the percentage change between the periods:

                                         Three Months Ended June 30,           Nine Months Ended June 30,
                                         ---------------------------           --------------------------
                                                              Percent                               Percent
                                         2002       2003      Change          2002       2003       Change
                                         ----       ----      -------         ----       ----       -------

Operating revenues, net ............    $51,348    $51,271      -0.1%       $147,600   $154,228        4.5%
Total operating expenses............     36,377     35,370      -2.8%        109,284    106,376       -2.7%
                                        -------    -------                  --------   --------
Operating income....................     14,971     15,901       6.2%         38,316     47,852       24.9%
Nonoperating expenses, net..........     10,961      9,564     -12.7%         32,095     55,000       71.4%
Income tax provision (benefit)......      2,095      2,487      18.7%          3,263     (2,523)    -177.3%
                                        -------    -------                  --------   --------

Income (loss) before cumulative
effect of change in accounting
principle...........................      1,915      3,850     101.0%          2,958     (4,625)    -256.4%
Cumulative effect of change in
accounting principle, net of income
tax benefit.........................         --         --      --                --      2,973       --
                                        -------    -------                  --------   --------

Net income (loss)...................    $ 1,915    $ 3,850     101.0%       $  2,958   $ (7,598)    -356.9%
                                        =======    =======                  ========   ========

Operating cash flow <F1>............    $18,122    $18,600       2.6%       $ 48,166   $ 55,798       15.8%
                                        =======    =======                  ========   ========

-------
<F1>  Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2002 and 2003, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended June 30,                Nine Months Ended June 30,
                                      ---------------------------                --------------------------
                                       2002                 2003                 2002                 2003
                                       ----                 ----                 ----                 ----
                                 Dollars   Percent    Dollars   Percent    Dollars  Percent     Dollars  Percent
                                 -------   -------    -------   -------    -------  -------     -------  -------

Local and national <F1>.......   $46,809     88.8     $47,231     90.0    $132,782    87.3     $132,687    83.9
Political <F2>................     1,373      2.6         179      0.3       3,635     2.4        8,107     5.1
Network compensation <F3>.....       900      1.7       1,469      2.8       2,580     1.7        4,339     2.8
Trade and barter <F4>.........     1,844      3.5       1,750      3.3       5,503     3.6        5,233     3.3
Other revenue <F5>............     1,807      3.4       1,882      3.6       7,549     5.0        7,718     4.9
                                 -------    -----     -------    -----    --------   -----     --------   -----
Broadcast revenues............    52,733    100.0      52,511    100.0     152,049   100.0      158,084   100.0
                                            =====                =====               =====                =====
Fees <F6>.....................    (1,385)              (1,240)              (4,449)              (3,856)
                                 -------              -------             --------             --------

Operating revenues, net ......   $51,348              $51,271             $147,600             $154,228
                                 =======              =======             ========             ========

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

Net operating revenues for the three months ended June 30, 2003 totaled $51,271, a decrease of $77, or 0.1%, when compared to net operating revenues of $51,348 for the three months ended June 30, 2002. Net operating revenues increased $6,628, or 4.5%, to $154,228 for the nine months ended June 30, 2003 as compared to $147,600 for the same period in the prior year.

Local and national advertising revenues increased $422, or 0.9%, and decreased $95, or 0.1%, during the three and nine months ended June 30, 2003, respectively, versus the comparable periods in Fiscal 2002. Local and national advertising revenue increased in a majority of our markets during the three months ended June 30, 2003. Such increase was limited by decreased demand for advertising related to the war in Iraq as well as a slight reduction in the level of prime-time inventory available for sale as discussed below related to network compensation. In addition to the factors related to the third fiscal quarter, the decrease for the nine months ended June 30, 2003 was largely due to the displacement of local and national advertisers during the peak political advertising month of October 2002, partially offset by increased revenue related to the broadcast of the Super Bowl by the ABC network in January 2003 (broadcast by the Fox network in 2002).

Political advertising revenues decreased by $1,194 to $179 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was principally due to advertising related to primaries for high-profile local political elections in the Birmingham, Harrisburg and Little Rock markets during the three months ended June 30, 2002 with no comparable advertising in the third quarter of Fiscal 2003. Political advertising revenues increased $4,472, or 123.0%, during the nine months ended June 30, 2003 as compared to the same period in Fiscal 2002. Political advertising revenue increased in all but one of our markets due to several high-profile local political races affecting our markets for the November 2002 elections, partially offset by advertising leading up to the November 2001 local political election affecting our Washington, D.C. and Lynchburg markets.

Network compensation revenue increased $569 and $1,759, or 63.2% and 68.2%, during the three and nine months ended June 30, 2003 as compared to the same periods in the prior year. The increases were principally due to the July 31, 2002 expiration of certain amendments to our network affiliation agreements. Under these amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the expiration of these amendments, compensation rates and inventory allocations reverted to their pre-modification levels. We routinely consult with the network in relation to the levels of program clearances, preemptions, compensation and inventory availabilities.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or nine months ended June 30, 2002 or 2003.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2003 totaled $35,370, a decrease of $1,007, or 2.8%, compared to total operating expenses of $36,377 for the three-month period ended June 30, 2002. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $672, a decrease in depreciation and amortization of $452 and an increase in corporate expenses of $117.

Total operating expenses for the nine months ended June 30, 2003 totaled $106,376, a decrease of $2,908, or 2.7%, compared to total operating expenses of $109,284 for the nine-month period ended June 30, 2002. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $1,281, a decrease in depreciation and amortization of $1,904 and an increase in corporate expenses of $277.

Television operating expenses, excluding depreciation and amortization, decreased $672 and $1,281, or 2.1% and 1.3%, for the three and nine months ended June 30, 2003, respectively, as compared to the comparable periods in Fiscal 2002. These decreases were due to a $750 charge during the third quarter of Fiscal 2002 for one-time lease-related costs associated with the then-pending relocation of WJLA to new studio and office space, our continuing focus on controlling programming and operating costs and expense savings related to the integration of the operations of WJLA and NewsChannel 8.

Depreciation and amortization expense decreased $452 and $1,904, or 14.3% and 19.3%, respectively, for the three and nine months ended June 30, 2003 versus the comparable periods in Fiscal 2002. These decreases were principally the result of our adoption of SFAS No. 142 effective October 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 resulted in a $1,022 and $3,066 decrease in amortization expense during the three and nine months ended June 30, 2003, respectively, as compared to the same periods in the prior fiscal year. Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, depreciation and amortization expense for the three and nine months ended June 30, 2002 would have been $2,129 and $6,784, respectively. This would have resulted in increases in depreciation and amortization expense during the three and nine months ended June 30, 2003 of $570 and $1,162, or 26.8% and 17.1%, respectively, due primarily to increased depreciation expense associated with the buildout of studio and office space and acquisition of technical equipment for the new WJLA/NewsChannel 8 facility.

Corporate expenses increased $117 and $277, or 7.5% and 6.3%, during the three and nine months ended June 30, 2003, as compared to the respective periods of the prior fiscal year. These increases were due primarily to increased key-man life insurance expenses.

Operating Income
For the three months ended June 30, 2003, operating income of $15,901 increased $930, or 6.2%, when compared to operating income of $14,971 for the three months ended June 30, 2002. For the three months ended June 30, 2003, the operating margin increased to 31.0% from 29.2% for the comparable period in Fiscal 2002. Operating income of $47,852 for the nine months ended June 30, 2003 increased $9,536, or 24.9%, when compared to operating income of $38,316 for the same period in the prior fiscal year. For the nine months ended June 30, 2003, the operating margin increased to 31.0% from 26.0% for the comparable period in the prior fiscal year.

Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, operating income would have been $15,993 and $41,382 for the three and nine months ended June 30, 2002, respectively. Operating margin would have been 31.1% and 28.0% for the three and nine months ended June 30, 2002, respectively. This would have resulted in a decrease in operating income of $92, or 0.6%, for the three months ended June 30, 2003 and an increase in operating income of $6,470, or 15.6%, for the nine months ended June 30, 2003 as compared to the respective periods of the prior fiscal year. The increase in operating income and margin during the nine months ended June 30, 2003 was primarily the result of increased net operating revenues as discussed above.

Operating Cash Flow
Operating cash flow of $18,600 for the three months ended June 30, 2003 increased $478, or 2.6%, as compared to $18,122 for the three-month period ended June 30, 2002. Operating cash flow of $55,798 for the nine months ended June 30, 2003 increased $7,632, or 15.8%, as compared to $48,166 for the same period in the prior fiscal year. The increase during the nine months ended June 30, 2003 was primarily the result of increased net operating revenues as discussed above.

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

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                     Three Months Ended June 30,  Nine Months Ended June 30,
                                     ---------------------------  --------------------------
                                          2002          2003          2002          2003
                                          ----          ----          ----          ----

Operating income...................     $14,971       $15,901       $38,316       $47,852
Add:
Depreciation and amortization......       3,151         2,699         9,850         7,946
                                        -------       -------       -------       -------
Operating cash flow................     $18,122       $18,600       $48,166       $55,798
                                        =======       =======       =======       =======

Nonoperating Expenses, Net
Interest Expense. Non-related party interest expense of $9,285 for the three months ended June 30, 2003 decreased $1,157, or 11.1%, as compared to $10,442 for the three-month period ended June 30, 2002. This decrease was related to the reduced weighted average interest rate on debt due to the two financing transactions during the first half of Fiscal 2003, partially offset by higher average debt balances outstanding during the three months ended June 30, 2003. The average balance of debt outstanding, including capital lease obligations, was $446,602 and $480,961 for the three months ended June 30, 2002 and 2003, respectively, and the weighted average interest rate on debt was 9.3% and 7.6% for the three months ended June 30, 2002 and 2003, respectively.

Non-related party interest expense of $31,387 for the nine months ended June 30, 2003 decreased $18, or 0.1%, as compared to $31,405 during the comparable period of Fiscal 2002. This decrease was primarily the result of the reduced weighted average interest rate on debt due to the two financing transactions during the first half of Fiscal 2003. The decrease was substantially offset by incremental interest expense associated with carrying both the newly issued 7 3/4% notes and the 9 3/4% debentures from December 20, 2002 through January 21, 2003 during the redemption notice period and the newly issued 7 3/4% notes and the 8 7/8% notes from February 6, 2003 through March 10, 2003 during the redemption notice period. Had we purchased or redeemed the 9 3/4% debentures on December 20, 2002 and the 8 7/8% notes on February 6, 2003, interest expense for the nine months ended June 30, 2003 would have been $28,827, resulting in a decrease of $2,578, or 8.2%, as compared to the nine months ended June 30, 2002. This reflects the lower weighted average interest rate on debt, partially offset by higher average balances of debt outstanding. In addition, the average balance of debt outstanding, including capital lease obligations, for the nine months ended June 30, 2003 would have been $463,261, and the weighted average interest rate on debt during the nine months ended June 30, 2003 would have been 8.1%. This compares to an average balance of debt outstanding, including capital lease obligations, for the nine months ended June 30, 2002 of $452,512 and a weighted average interest rate on debt for the nine-month period ended June 30, 2002 of 9.2%.

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

Income Taxes
The provision for income taxes for the three months ended June 30, 2003 totaled $2,487, an increase of $392, or 18.7%, as compared to the provision for income taxes of $2,095 for the three months ended June 30, 2002. The increase in the provision for income taxes during the three months ended June 30, 2003 was due to the $2,327, or 58.0%, increase in pre-tax income, partially offset by a decrease in the Company's effective income tax rate.

The benefit from income taxes for the nine months ended June 30, 2003 totaled $2,523, a decrease of $5,786 when compared to the provision for income taxes of $3,263 for the nine months ended June 30, 2002. The increase in income tax benefit during the nine months ended June 30, 2003 was primarily due to the $23,194 loss on early repayment of debt during the quarter ended March 31, 2003.

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

Net Income
For the three and nine months ended June 30, 2003, the Company recorded net income of $3,850 and a net loss of $7,598, respectively, as compared to net income of $1,915 and $2,958 for the three and nine months ended June 30, 2002, respectively. The increase of $1,935 during the three months ended June 30, 2003 and the decrease of $10,556 during the nine months ended June 30, 2003 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2002 to June 30, 2003 consisted primarily of decreases in program rights and program rights payable which reflect the annual cycle of the underlying program contracts which generally begins in September of each year. Additionally, accrued interest payable decreased due to scheduled payments of interest on long-term debt, and long-term debt increased due to financing the costs associated with the issuance of our 7 3/4% notes and the related purchase and redemption of our 9 3/4% debentures and the redemption of our 8 7/8% notes during Fiscal 2003.


Liquidity and Capital Resources
As of June 30, 2003, our cash and cash equivalents aggregated $5,156, and we had an excess of current assets over current liabilities of $24,260.

Cash Provided by Operations. Our principal source of working capital is cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on debt. Cash receipts are usually much greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term fixed interest rate debt have been higher during the first and third fiscal quarters, and as a result of the redemption of our 8 7/8% notes, will now occur only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flows from operating activities for the full fiscal year.

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $13,146 and $13,417 for the nine months ended June 30, 2002 and 2003, respectively. As described above, the timing and amount of our scheduled semi-annual interest payments on our long-term fixed interest rate debt has now changed. As a result, interest payments on our long-term fixed interest rate debt increased from $33,469 for the nine months ended June 30, 2002 to $39,693 for the nine months ended June 30, 2003. Accordingly, accrued interest payable decreased by $9,597 during the nine months ended June 30, 2003 as compared to a decrease of $3,369 during the nine months ended June 30, 2002. Cash provided by operating activities for the nine months ended June 30, 2003 increased by only $271, or 2.1% as a result of the change in timing and amount of our interest payments on our long-term fixed interest rate debt, which substantially offset the $6,470 increase in operating income for the period (adjusted for the adoption of SFAS No. 142). We have no scheduled interest payments on our long-term fixed interest rate debt for the fourth fiscal quarter ending September 30, 2003 as compared to payments of $6,656 for the same quarter in the prior year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the nine months ended June 30, 2002 and 2003, we made cash advances, net of repayments, to Perpetual of $1,895 and $15,721, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. No cash advances were made to Perpetual during the three months ended June 30, 2003, and no cash advances are anticipated to be made during the three months ending September 30, 2003.

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

During the three months ended June 30, 2003, we declared cash dividends of $250 per common share, or $5,000, payable during the three months ending September 30, 2003. We recorded these dividends in Distributions to owners, net and Dividends payable when declared.

During the nine months ended June 30, 2002 and 2003, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $1,633 and $2,422, respectively. We were charged by Perpetual for federal and state income taxes totaling $144 during the nine months ended June 30, 2002. During the nine months ended June 30, 2003, we were not charged for federal and state income taxes, but rather, we recorded a benefit for federal and Virginia state taxes of $5,104. Such benefit has been reflected in distributions to owners, net at June 30, 2003; however, any such benefit remaining at the end of the year ending September 30, 2003 will be effectively distributed to Perpetual as we will receive no future benefit for federal or Virginia state taxes in accordance with the terms of our tax sharing agreement. Additionally, because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of the Company and Allnewsco for the nine months ended June 30, 2002 have been adjusted to reflect the historical tax benefit of $1,223 which would have been recorded for financial reporting purposes by the combined entity.

Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Notes issued during the nine months ended June 30, 2002 amounted to $1,961, with no cash repayments during this period. The notes payable from Allnewsco to Perpetual are included in distributions to owners in our consolidated financial statements, conforming the presentation of cash transactions between ACC, Allnewsco and Perpetual. As we did not acquire or assume amounts due from Allnewsco to Perpetual, no amount was outstanding from us under such notes at June 30, 2003.

Stockholder's deficit amounted to $282,918 at June 30, 2003, an increase of $35,845, or 14.5%, from the September 30, 2002 deficit of $247,073. The increase was due to the net loss for the period of $7,598, cash advances, net of repayments, to Perpetual of $15,721, dividends declared and unpaid of $5,000, tax payments to Perpetual of $2,422 and the federal and state income tax benefit at June 30, 2003 of $5,104.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $440,443 at September 30, 2002 to $482,773 at June 30, 2003. This debt, net of applicable discounts, consisted of $452,032 of 7 3/4% senior subordinated notes due December 15, 2012, $30,000 of draws under our senior credit facility and $741 of capital lease obligations at June 30, 2003. The increase of $42,330 in total debt from September 30, 2002 to June 30, 2003 was primarily due to an additional $30,000 in senior subordinated notes, which approximated the amount of redemption premiums, fees and expenses associated with the issuance of the new 7 3/4% notes, the purchase and redemption of the 9 3/4% debentures and the redemption of the 8 7/8% notes.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2003, we were in compliance with those financial covenants. The senior credit facility was amended as of December 6, 2002 to adjust certain of the financial covenants for the remaining term of the facility. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2003 will be in the approximate range of $8,000 to $10,000 and will be primarily for the implementation of DTV service in our remaining markets and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2003 totaled $6,062.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures, declared dividend payments and scheduled payments of interest on our debt.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2003, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At June 30, 2003, the carrying value of such debt was $452,032, the fair value was $468,650 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.  Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management.

Based on their evaluation as of June 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Part II - OTHER INFORMATION

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

      See Exhibit Index on pages 23-26.

b.   Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLBRITTON COMMUNICATIONS COMPANY

                                                   (Registrant)




     August 12, 2003                           /s/ Robert L. Allbritton
-----------------------------               ------------------------------------
             Date                           Name: Robert L. Allbritton
                                            Title: Chairman and Chief
                                                      Executive Officer



     August 12, 2003                           /s/ Stephen P. Gibson
-----------------------------               ------------------------------------
             Date                           Name:  Stephen P. Gibson
                                            Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------


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

31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(b) of the Securities
          Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

-----------------
* Previously filed