Form 10-K
period 2003-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2003-12-15
CIK 889156

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

     Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

              Delaware                                      74-1803105
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

808 Seventeenth Street, N.W., Suite 300
          Washington, D.C.                                  20006-3910
(Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number,
        including area code:                                (202) 789-2130

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

                                       |X|

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES |_| NO |X| (1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES |_| NO |X|

The aggregate market value of the registrant's Common Stock held by non-affiliates is zero. As of December 12, 2003, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

_________
(1) The Company has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, including this Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's duty to file reports became automatically suspended as of October 1, 2003 as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of that date, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms "Allbritton," "our," "us,""we" or the "Company" refer to Allbritton Communications Company and its subsidiaries, and "ACC" refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" and "NewsChannel 8 " together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT," "WBMA" and "WJSU" refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term "ACCLI" refers to ACC Licensee, Inc. (licensee of WJLA and NewsChannel 8). The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton, Chairman of the Executive Committee of the Board of Directors of ACC. "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. "Harrisburg Television" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that owns WCFT, WJSU and WBMA. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is a 99%-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, Chairman of the Board of Directors and Chief Executive Officer of ACC, that is a minority owner of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name that owns 20% of each of Harrisburg Television and TV Alabama.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I

   Item 1.   Business.....................................................     1
   Item 2.   Properties...................................................    17
   Item 3.   Legal Proceedings............................................    19
   Item 4.   Submission of Matters to a Vote of Security Holders..........    19

Part II

   Item 5.   Market for Registrant's Common Equity and Related Stockholder
                Matters...................................................    19
   Item 6.   Selected Consolidated Financial Data.........................    20
   Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    23
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...    43
   Item 8.   Consolidated Financial Statements and Supplementary Data.....    43
   Item 9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................    43
   Item 9A.  Controls and Procedures......................................    43

Part III

   Item 10.  Directors and Executive Officers of the Registrant...........    44
   Item 11.  Executive Compensation.......................................    47
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................    48
   Item 13.  Certain Relationships and Related Transactions...............    48
   Item 14.  Principal Accounting Fees and Services.......................    51

Part IV

   Item 15.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K..................................................    51

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

                                     PART I

                              ITEM 1. OUR BUSINESS

The Company

      We own and operate ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. Our owned and operated stations broadcast to the 8th, 40th, 47th, 56th, 60th, 66th and 104th largest national media markets in the United States, respectively, as defined by Nielsen Media Research, Inc. ("Nielsen"), and reach approximately 4.9% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

      Our stations are owned and operated by ACC (WJLA-TV/NewsChannel 8), Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and
WBMA). Each company other than ACC is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of Allbritton Group, Inc. ("AGI"), which is controlled by Perpetual Corporation, which in turn is controlled by Mr. Joe L. Allbritton, ACC's Chairman of the Executive Committee of the Board of Directors. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3910, and our telephone number at that address is (202) 789-2130.

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

      Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses two methods of determining a station's ratings and share. In larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed diaries of television viewing, while in smaller markets ratings are determined by weekly diaries only. Of the market areas in which we conduct business, Washington, D.C. and Birmingham, Alabama are metered markets while the remaining markets are weekly diary markets. Nielsen has announced that beginning in April 2004, the Tulsa market will become a metered market. While we are in discussions with Nielsen, no agreement has yet been reached as to whether or not we will purchase the metered service for KTUL.

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

      Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not directly for advertising dollars.

      Broadcast television stations compete for advertising revenues primarily with other broadcast television stations and, to a lesser extent, with radio stations, cable system operators and programmers and newspapers serving the same market. Traditional network programming generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time become available for sale by independent stations and FOX affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area's audience. Consolidation of cable system ownership in discrete markets (so-called "clustering") has enabled some cable operators to more efficiently sell time to local advertisers.

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

      In the 1990's direct broadcast satellite ("DBS") service was introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Legislation was enacted in November 1999 that permits local stations, under specified conditions, to be carried on satellite which will retransmit those signals back to the originating market. As DBS providers expand their facilities, an increasing number of local stations will be carried as "local-to-local" signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. Of our stations, WJLA, WHTM, WBMA/WCFT/WJSU, KATV, KTUL and WSET are currently carried on DBS systems, transmitting to the Washington, D.C., Harrisburg, Birmingham, Little Rock, Tulsa and Roanoke-Lynchburg markets, respectively.

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

      Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats have enabled broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC has authorized a transition plan to convert existing analog stations to digital by temporarily offering a second channel to transmit programming digitally with the return of the analog channel after the transition period. See "Legislation and Regulation--Digital Television." Of our stations, WJLA, KATV, KTUL, WSET and WCIV broadcast with both an analog and digital signal at this time.

Station Information

      The following table sets forth general information for each of our owned stations as of May 2003:

                                                                                  Total
                                                                      Market   Commercial                Rank
                                                Analog     Digital     Rank    Competitors   Station      in
  Designated                       Network     Channel     Channel    or DMA    in Market   Audience    Market  Acquisition
  Market Area        Station     Affiliation  Frequency   Allocation   <F1>       <F2>      Share<F3>    <F4>       Date
  -----------        -------     -----------  ---------   ----------  ------   -----------  ---------   ------  -----------

Washington, D.C.       WJLA          ABC         7/VHF        39         8           6         19%         4     01/29/76
Birmingham
  (Anniston and
  Tuscaloosa),
  AL (5)          WBMA/WCFT/WJSU     ABC            --        --        40           6         24%         2         --
   Birmingham          WBMA          ABC        58/UHF        --        --          --         --         --     08/01/97
   Anniston            WJSU          ABC        40/UHF        58        --          --         --         --     03/22/00<F6>
   Tuscaloosa          WCFT          ABC        33/UHF         5        --          --         --         --     03/15/96
Harrisburg-
  Lancaster-
  York-Lebanon,
  PA                   WHTM          ABC        27/UHF        10        47           4         22%         2     03/01/96
Little Rock, AR        KATV          ABC         7/VHF        22        56           5         32%         2     04/06/83
Tulsa, OK              KTUL          ABC         8/VHF        10        60           6         29%         2     04/06/83
Roanoke-
  Lynchburg, VA        WSET          ABC        13/VHF        34        66           4         23%         3     01/29/76<F7>
Charleston, SC         WCIV          ABC         4/VHF        34       104           5         15%         3     01/29/76<F7>

__________
<F1> Represents market rank based on the Nielsen Station Index published
     September 2003.
<F2> Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period.
<F3> Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F4> Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F5> TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6> We began programming WJSU pursuant to a local marketing agreement in
     December 1995. In connection with the local marketing agreement, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU and completed our acquisition of WJSU on March 22, 2000. See "Owned Stations--WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama."
<F7> WSET and WCIV have been indirectly owned and operated by Joe L. Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.


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

      In addition, we constantly seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 61 radio stations in three states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, constituting the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. The combination of these two operations allows for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Factors Affecting Our Business."

      Our operating strategy focuses on four key elements:

      Local News and Community Leadership. Our stations strive to be local news leaders to exploit the revenue potential associated with local news leadership. Since the acquisition of each station, we have focused on building that station's local news programming franchise as the foundation for building significant audience share. In each of our market areas, we develop additional information-oriented programming designed to expand the stations' hours of commercially valuable local news and other programming with relatively small incremental increases in operating expenses. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods adjacent to the news. In addition, we believe strong local news product has helped differentiate local broadcast stations from the increasing number of cable programming competitors that generally do not provide this material.

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

Owned Stations

   WJLA/NewsChannel 8:    Washington, D.C.

      Acquired by ACC in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on October 1, 2005. The station's FCC license (held by ACCLI) expires on October 1, 2004. Washington, D.C. is the eighth largest DMA, with approximately 2,224,000 television households. We believe that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, constituting the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. The combination of these two operations allows for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Factors Affecting Our Business."

   WBMA/WCFT/WJSU:    Birmingham (Anniston and Tuscaloosa), Alabama

      We acquired WCFT in March 1996 and commenced programming WJSU, licensed to Anniston (Birmingham), Alabama, under a ten-year Time Brokerage Agreement (referred to herein as the Anniston LMA) effective December 29, 1995. Under the Anniston LMA, we supplied program services to WJSU and retained all revenues from advertising sales. In exchange, we paid all station operating expenses and certain management fees to the station's owner. In connection with the Anniston LMA, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000. We also own a low power television station licensed to Birmingham, Alabama (WBMA). In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating the 40th largest DMA with approximately 698,000 television households. The Birmingham DMA is served by six commercial television stations.

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

   WHTM:    Harrisburg-Lancaster-York-Lebanon, Pennsylvania

      Acquired by us in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on January 1, 2005. The station's FCC license expires August 1, 2007. The Harrisburg-Lancaster-York-Lebanon market, which consists of nine contiguous counties located in central Pennsylvania, is the 47th largest DMA, reaching approximately 637,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by four commercial television stations, one of which is a VHF station.

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

      Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2005, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 61 radio stations in three states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

   KTUL:    Tulsa, Oklahoma

      Acquired by us in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. The station's FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 60th largest DMA, with approximately 505,000 television households. The Tulsa market is served by six commercial television stations.

   WSET:    Roanoke-Lynchburg, Virginia

      Acquired by us in 1996, WSET has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC network affiliate pursuant to an affiliation agreement that expires on July 31, 2005. WSET's FCC license expires on October 1, 2004. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 66th largest DMA, with approximately 450,000 television households. The Lynchburg DMA is served by four commercial television stations.

   WCIV:    Charleston, South Carolina

      Acquired by us in 1996, WCIV has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC affiliate pursuant to an affiliation agreement that expires on August 20, 2006. WCIV's FCC license expires on December 1, 2004. Charleston, South Carolina is the 104th largest DMA, with approximately 270,000 television households. The Charleston DMA is served by five commercial television stations.


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

      Effective August 11, 1999, our network affiliation agreements with ABC were amended. Under the amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the July 31, 2002 expiration of this amendment, compensation rates and inventory allocations reverted to their pre-modification levels. We routinely consult with the network in relation to the levels of program clearances, preemptions, compensation and inventory availabilities.

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

      The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television and DBS have significantly altered competition for audience share in the television industry. These alternative transmission methods can increase competition for a broadcasting station both by bringing into its market area distant broadcasting signals not otherwise available to the station's audience and by serving as a distribution system for programming originated on the cable or DBS systems. Although historically cable operators have not sought to compete with broadcast stations for a share of the local news audience, cable operators have made recent inroads to this market as well, particularly in the area of local sports channels. Increased competition for local audiences could have an adverse effect on our advertising revenues.

      Other sources of competition include home entertainment systems (including video cassette recorder and DVD playback systems, videodiscs and television game devices), multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low-power services. Our television stations also face competition from high-powered DBS services, such as DirecTV and Echostar, which transmit programming directly to homes equipped with special receiving antennas. Local broadcast stations themselves may now use excess capacity in their digital television allocation to "multicast" discrete program offerings within the base channel.

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

      License Renewal: Broadcast television licenses are generally granted for maximum terms of eight years. The main licenses are supported by various "auxiliary" licenses for point-to-point microwave, remote location electronic newsgathering and program distribution between the studio and transmitter locations. License terms are subject to renewal upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing.

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

      Our stations have been assigned the following digital channel allocations by the FCC: WJLA-39, WCFT-5, WJSU-58, WHTM-10, KATV-22, KTUL-10, WSET-34 and WCIV-34. Of these stations, WJLA, KATV, KTUL, WSET and WCIV are currently operating on their assigned DTV channels. The FCC established May 1, 2002 as the date by which all commercial television stations were to have implemented DTV service. The FCC has recognized that, due to exigent circumstances relating to tower construction, equipment availability and other factors, extensions of time for construction of digital operations will be necessary, and the FCC has adopted streamlined procedures to affect such extensions. Extension of time requests for the construction of DTV facilities were granted for our unbuilt DTV operations in order to accommodate requests for changed DTV frequencies and other delaying factors beyond the control of the stations. Construction of DTV facilities is currently underway at WCFT and WHTM with construction permits extending through April 23, 2004 and October 23, 2004, respectively. WJSU has requested a change from channel 58 to 9, and the FCC has initiated a proceeding requesting comments. WJSU's construction timeline will be set upon the completion of this proceeding. We anticipate that implementation of DTV service will be completed at WHTM, WCFT and WJSU during Fiscal 2004.

      Implementation of DTV service will impose substantial additional costs on television stations providing the new service because of the need to purchase additional equipment and because some stations will need to operate at higher utility costs. The industry-wide transition from analog to digital delivery has currently yielded only limited opportunities to generate incremental revenue from the DTV service. Accordingly, we cannot assure you that our television stations will be able to increase revenue to offset such costs. We are unable to predict what future actions the FCC might take with respect to DTV service, nor can we predict the effect of the FCC's present DTV implementation plan or such future actions on our business. We will incur significant expense in the conversion to DTV operations, and are unable to predict the extent or timing of consumer demand for any such DTV services.

      Ownership Matters: The Communications Act in conjunction with various antitrust statutes contain restrictions on the ownership and control of broadcast licenses. Together with the FCC's rules, those laws place limitations on alien ownership; common ownership of television, radio and newspaper properties; and ownership by those persons not having the requisite "character" qualifications and those persons holding "attributable" interests in the license.

      On June 2, 2003, the FCC approved modifications to several of its media ownership rules. Under the Commission's order, the national limits on the number of stations that can be commonly owned was increased and restrictions on common ownership of local television, radio and newspapers were relaxed in certain markets under certain circumstances. Additional flexibility would be available to allow owners of media properties, including ACC, to acquire additional media outlets in some circumstances not previously permitted, if they so choose. Numerous challenges were filed to the FCC's action, and the U.S. Court of Appeals has stayed the effectiveness of the Commission's order pending the appeal. There are also efforts underway in Congress to limit or repeal portions of the FCC's actions.

      Prior to the FCC's action, the rules governing national ownership limits generally permit ownership of attributable interests in stations reaching 35% of the nation's television households. The rules governing local ownership generally permitted a single entity to have an attributable interest in no more than two television stations that serve the same DMA under limited circumstances. Similar restrictions limited the number of radio stations that could be co-owned with a television station in a market as well as common newspaper/broadcast station ownership.

      An individual or entity that acquires an attributable interest in ACC may violate the FCC's ownership rules if that acquirer also has an attributable interest in other television or radio stations, or daily newspapers, depending on the number and location of those radio or television stations, or daily newspapers. Such an acquirer also may be restricted in the companies in which it may invest, to the extent that those investments give rise to an attributable interest. If an individual or entity with an attributable interest in ACC violates any of these ownership rules, we may be unable to obtain from the FCC the authorizations needed to conduct our television station business, may be unable to obtain FCC consents for certain future acquisitions, may be unable to obtain renewals of our licenses and may be subject to other material adverse consequences.

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

Employees

      As of September 30, 2003, we employed in full and part-time positions 936 persons, including 267 at WJLA/NewsChannel 8, 140 at KATV, 126 at KTUL, 110 at WHTM, 109 at WBMA/WCFT/WJSU, 97 at WSET, 75 at WCIV and 12 in our corporate office. Of the employees at WJLA/NewsChannel 8, 121 are represented by three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The NABET/CWA collective bargaining agreement expires January 31, 2005. The AFTRA collective bargaining agreement expires September 30, 2006. The DGA collective bargaining agreement expired January 16, 2000. Subsequent to the integration of WJLA and NewsChannel 8, the NLRB conducted an election in which the combined directors of WJLA and NewsChannel 8 elected representation by DGA. The parties have been in negotiations for a collective bargaining agreement for the new unit. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.

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

      The following table describes the general characteristics of our principal real property:

                                                                                                     Lease
                                                                                                   Expiration
Facility                  Market/Use                       Ownership      Approximate Size            Date
---------------------     -----------------------------    ------------   ----------------         ----------
WJLA/News Channel 8       Rosslyn, VA
                          Office/Studio                    Leased          79,870 sq. ft.            6/30/17

                          Prince Georges, MD
                          Tower - Weather                  Leased          1 acre                    3/31/06

                          Washington, D.C.
                          Tower/Transmitter                Joint Venture   108,000 sq. ft.             N/A

WHTM                      Harrisburg, PA
                          Office/Studio                    Owned           14,000 sq. ft.              N/A
                          Adjacent Land                    Owned           59,337 sq. ft.              N/A
                          Tower/Transmitter                Owned           2,801 sq. ft.               N/A

                          York, PA
                          Office/Studio                    Leased          1,200 sq. ft.             7/01/06

KATV                      Little Rock, AR
                          Office/Studio                    Owned           20,500 sq. ft.              N/A
                          Office/Studio                    Leased          1,500 sq. ft.             1/31/06
                          Tower/Transmitter                Owned           188 acres                   N/A
                          Annex/Garage                     Owned           67,400 sq. ft.              N/A

KTUL                      Tulsa, OK
                          Office/Studio                    Owned           13,520 sq. ft.              N/A
                          Tower/Transmitter                Owned           160 acres                   N/A
                          Tower - Cushing                  Leased          1 acre                    6/30/05

WSET                      Lynchburg, VA
                          Office/Studio                    Owned           15,500 sq. ft.              N/A
                          Tower/Transmitter                Owned           2,700 sq. ft.               N/A

                          Danville, VA
                          Office/Studio                    Leased          2,150 sq. ft.             2/29/06

WCIV                      Mt. Pleasant, SC
                          Office/Studio                    Owned           21,700 sq. ft.              N/A
                          Tower/Transmitter                Leased          2,000 sq. ft.             8/31/06

WBMA/WCFT/WJSU            Birmingham, AL
                          Office/Studio/Dish Farm          Leased          26,357 sq. ft./0.5 acre   9/30/06
                          Tower/Relay-Pelham               Leased          .08 acres                10/31/06
                          Tower/Relay-Red Mtn.             Owned           .21 acres                   N/A

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



                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

      The selected consolidated financial data for the fiscal years ended September 30, 1999, 2000, 2001, 2002 and 2003 are derived from our consolidated financial statements. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the data below reflect the combined results for the Company and Allnewsco for all of the periods presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Factors Affecting Our Business."

                                                                               Fiscal Year Ended September 30,
                                                                               -------------------------------
                                                                1999          2000          2001          2002          2003
                                                                ----          ----          ----          ----          ----
Statement of Operations Data:
Operating revenues, net..................................    $ 197,566     $ 216,495     $ 202,541     $ 196,169     $ 202,590
Television operating expenses, excluding depreciation and
   amortization..........................................      120,301       124,727       124,597       126,001       125,224
Depreciation and amortization<F1>........................       18,552        16,624        15,045        13,310        10,785
Corporate expenses.......................................        4,339         4,873         5,641         6,004         6,379
Operating income.........................................       54,374        70,271        57,258        50,854        60,202
Interest expense.........................................       42,154        42,212        41,682        41,561        40,647
Interest expense-related party...........................        3,623         3,891         4,064           785          --
Interest income..........................................          280           331           321            94           343
Interest income-related party............................          226           303           213            92            88
Loss on early repayment of debt..........................         --            --            --            --          23,194
Income (loss) before cumulative effect of change in
   accounting principle..................................        4,007        12,811         6,354         3,514        (2,951)
Cumulative effect of change in accounting principle<F1>..         --            --            --            --           2,973
Net income (loss)........................................        4,007        12,811         6,354         3,514        (5,924)


                                                                                     As of September 30,
                                                                                     -------------------
                                                                1999          2000          2001          2002          2003
                                                                ----          ----          ----          ----          ----
Balance Sheet Data:
Total assets.............................................    $ 279,875     $ 273,645     $ 258,610     $ 268,994     $ 262,010
Total debt<F2>...........................................      429,629       427,729       426,860       440,443       467,688
Stockholder's investment.................................     (221,643)     (234,163)     (230,817)     (247,073)     (275,800)


                                                                               Fiscal Year Ended September 30,
                                                                               -------------------------------
                                                                1999          2000          2001          2002          2003
                                                                ----          ----          ----          ----          ----
Cash Flow Data<F3>:
Cash flow from operating activities......................    $  25,218     $  30,626     $  25,156     $  28,020     $  23,938
Cash flow from investing activities......................      (10,568)       (8,466)       (5,782)      (46,458)       (7,634)
Cash flow from financing activities......................      (14,350)      (24,666)      (23,626)       16,908       (19,325)

Financial Ratios and Other Data:
Operating income margin..................................         27.5%         32.5%         28.3%         25.9%         29.7%
Operating Cash Flow<F4>..................................    $  72,926     $  86,895     $  72,303     $  64,164     $  70,987
Operating Cash Flow Margin<F5>...........................         36.9%         40.1%         35.7%         32.7%         35.0%
Capital expenditures.....................................       12,140         5,167         6,560        26,332         7,700


                                                                                                  (Footnotes on following page)


Footnotes

<F1> As required by generally accepted accounting principles, effective
     October 1, 2002 we changed our method of accounting for intangible assets. As a result, we ceased amortization of our broadcast license intangible assets effective October 1, 2002. In addition, we recorded a non-cash, after-tax impairment charge of $2,973 relating to the carrying value of our broadcast licenses. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 5." The following table adjusts reported depreciation and amortization for each year prior to the adoption of SFAS No. 142 to exclude amortization of our broadcast license intangible assets:

                                          Fiscal Year Ended September 30,
                                          -------------------------------
                                     1999        2000        2001        2002
                                     ----        ----        ----        ----

Depreciation and amortization,
   as reported...................  $ 18,552    $ 16,624    $ 15,045    $ 13,310
Less:
Amortization of broadcast
   licenses......................    (3,768)     (4,012)     (4,088)     (4,088)
                                   --------    --------    --------    --------
Depreciation and amortization,
   adjusted for the adoption of
   SFAS No. 142..................  $ 14,784    $ 12,612    $ 10,957    $  9,222
                                   ========    ========    ========    ========


<F2> Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.
<F3> Cash flows from operating, investing and financing activities were determined in accordance with generally accepted accounting principles. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."
<F4> We define "Operating Cash Flow" as operating income plus depreciation and amortization. Although Operating Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), we believe it is useful for investors in our debt securities and users of our financial statements in understanding our results of operations. Management believes that Operating Cash Flow is useful because it is widely used in the broadcasting industry as a measure of operating performance and is used by investors and by analysts who report on the performance of broadcast companies. Operating Cash Flow also is generally recognized as a tool in applying valuation methodologies for companies in the media industry. In addition, management closely monitors Operating Cash Flow in determining our ability to maintain compliance with certain financial covenants of our indebtedness. Nevertheless, you should not consider Operating Cash Flow in isolation from or as a substitute for operating income, net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with GAAP, or as a measure of performance or liquidity prepared in accordance with GAAP. Moreover, because Operating Cash Flow is not a measure calculated in accordance with GAAP, this performance measure is not necessarily comparable to similarly titled measures employed by other companies.


     The following table provides a reconciliation of Operating Cash Flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                       Fiscal Year Ended September 30,
                                       -------------------------------
                              1999       2000       2001       2002       2003
                              ----       ----       ----       ----       ----

Operating income.........   $ 54,374   $ 70,271   $ 57,258   $ 50,854   $ 60,202
Add:
Depreciation and
   amortization..........     18,552     16,624     15,045     13,310     10,785
                            --------   --------   --------   --------   --------

Operating Cash Flow......   $ 72,926   $ 86,895   $ 72,303   $ 64,164   $ 70,987
                            ========   ========   ========   ========   ========


<F5> We define "Operating Cash Flow Margin" as Operating Cash Flow as a
     percentage of operating revenues, net.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (dollars in thousands)

General Factors Affecting Our Business

   The Company

      We own ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

   Acquisitions and Basis of Financial Presentation

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. The assets acquired consisted primarily of cable affiliation agreements and certain technical equipment and vehicles related to the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 have been integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. Allnewsco has been controlled since its inception by Perpetual, which also controls ACC. Because both ACC and Allnewsco are controlled by Perpetual, ACC was required to account for the acquisition as a transfer of assets within a group under common control.

      Under this accounting, the Company and Allnewsco were treated as if they had always been combined for accounting and financial reporting purposes. As a result, our consolidated financial statements for all periods prior to the asset acquisition reflect the combined results of the Company and Allnewsco. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions. All amounts for all periods presented, unless otherwise specified, in this Management's Discussion and Analysis reflect the combined results of the Company and Allnewsco.

      In addition, as ACC did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the Fiscal 2001 and 2002 consolidated financial statements have not been incurred by ACC subsequent to the acquisition. Specifically, ACC did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $4,064 and $785 of related party interest expense incurred by Allnewsco relating to amounts due from Allnewsco to Perpetual during the years ended September 30, 2001 and 2002, respectively. We have not incurred such related party interest expense subsequent to the acquisition date of September 16, 2002. Accordingly, no such related party interest expense was incurred during the year ended September 30, 2003.

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

      Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2002 Winter Olympic Games were broadcast by NBC in February 2002 in connection with NBC's United States television rights to the Olympic Games, which extend through 2012.

      Our cash flow from operations is also affected on a quarterly basis by the timing of cash collections and interest payments on our debt. Cash receipts are usually greater during the second and fourth fiscal quarters, as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term fixed interest rate debt have been higher during the first and third fiscal quarters, and as a result of the redemption of our 8 7/8% senior subordinated notes, will now occur only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flow from operating activities for the full fiscal year.

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2001, 2002 and 2003, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive- related advertising. Approximately 26%, 28% and 28% of our total broadcast revenues for the years ended September 30, 2001, 2002 and 2003, respectively, consisted of automotive-related advertising. A significant decrease in such advertising in the future could materially and adversely affect our operating results.

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

       On February 6, 2003, we issued an additional $180,000 principal amount of our 7 3/4% notes at a price of 98.305%. We used the net proceeds to redeem our existing 8 7/8% senior subordinated notes, fund the redemption premium for the 8 7/8% notes, pay the fees and expenses associated with the offering of the additional 7 3/4% notes and repay borrowings outstanding under our senior credit facility. On March 10, 2003, all of the 8 7/8% notes were redeemed.

      The issuance of the 7 3/4% notes and the related purchase and redemption of the 9 3/4% debentures and the redemption of the 8 7/8% notes will reduce our annual payments of interest on our debt by approximately $5,000. As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of the 8 7/8% notes, we recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. Such charge has been reflected as a nonoperating expense. See "--Results of Operations--Fiscal 2003 Compared to Fiscal 2002--Loss on Early Repayment of Debt."

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

                                                               Fiscal Year Ended September 30,
                                                               -------------------------------
                                                   2001                     2002                     2003
                                            ------------------       ------------------       ------------------
                                            Dollars    Percent       Dollars    Percent       Dollars    Percent
                                            -------    -------       -------    -------       -------    -------
Local and national<F1>................    $ 179,962      86.1%     $ 173,909      86.1%     $ 176,195      84.9%
Political<F2>.........................        8,354       4.0%         7,371       3.7%         8,635       4.1%
Network compensation<F3>..............        2,975       1.4%         3,700       1.8%         5,747       2.8%
Trade and barter<F4>..................        7,760       3.7%         7,307       3.6%         7,010       3.4%
Other revenues<F5>....................        9,940       4.8%         9,604       4.8%        10,011       4.8%
                                          ---------     ------     ---------     ------     ---------     ------

Broadcast revenues....................      208,991     100.0%       201,891     100.0%       207,598     100.0%
                                                        ======                   ======                   ======
Fees<F6>..............................       (6,450)                  (5,722)                  (5,008)
                                          ---------                ---------                ---------

Operating revenues, net...............    $ 202,541                $ 196,169                $ 202,590
                                          =========                =========                =========

___________
<F1> Represents sale of advertising time to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising time to political advertisers.
<F3> Represents payment by networks for broadcasting or promoting network programming.
<F4> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F5> Represents other revenue, principally from cable and DBS subscriber fees, the sales of University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.
<F6> Represents fees paid to national sales representatives and fees paid for music licenses.

      Local and national advertising constitutes our largest category of operating revenues, representing approximately 85% of our total broadcast revenues in each of the last three fiscal years. Local and national advertising revenues decreased 9.3% and 3.4% in Fiscal 2001 and 2002, respectively, and increased 1.3% in Fiscal 2003. Each other individual category of revenues represented less than 5.0% of our total revenues for each of the last three fiscal years.

Results of Operations--Fiscal 2003 Compared to Fiscal 2002

      Set forth below are selected consolidated financial data for Fiscal 2002 and 2003, respectively, and the percentage change between the years.


                                                                           Fiscal Year Ended      Percentage
                                                                             September 30,          Change
                                                                         ---------------------    ----------
                                                                          2002          2003
                                                                          ----          ----
Operating revenues, net............................................    $ 196,169     $ 202,590        3.3%
Total operating expenses...........................................      145,315       142,388       (2.0)%
                                                                       ---------     ---------

Operating income...................................................       50,854        60,202       18.4%
Nonoperating expenses, net.........................................       43,385        64,574       48.8%
Income tax provision (benefit).....................................        3,955        (1,421)    (135.9)%
                                                                       ---------     ---------
Income (loss) before cumulative effect of change
  in accounting principle..........................................        3,514        (2,951)    (184.0)%
                                                                       ---------     ---------
Cumulative effect of change in accounting principle,
  net of income tax benefit........................................         --           2,973       --
                                                                       ---------     ---------

Net income (loss)..................................................    $   3,514     $  (5,924)    (268.6)%
                                                                       =========     =========

Operating cash flow<F1>............................................    $  64,164     $  70,987       10.6%
                                                                       =========     =========

_____________
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."

      The results above include the combined operations of the Company and Allnewsco for both periods presented. The combining selected financial data for Fiscal 2002 is as follows:

                                                   Fiscal Year Ended September 30, 2002
                                                   ------------------------------------
                                           Company    Allnewsco<F1>  Adjustment<F2>   Combined
                                           -------    -------------  --------------   --------

Operating revenues, net...........       $ 185,944     $  10,225                     $ 196,169
Total operating expenses..........         133,803        11,512                       145,315
                                         ---------     ---------                     ---------

Operating income (loss)...........          52,141        (1,287)                       50,854
Nonoperating expenses, net........          39,908         3,477                        43,385
Income tax provision (benefit)....           5,765           --       $  (1,810)         3,955
                                         ---------     ---------      ---------      ---------

Net income (loss).................       $   6,468     $  (4,764)     $   1,810      $   3,514
                                         =========     =========      =========      =========

Operating cash flow<F3>...........       $  65,118     $    (954)                    $  64,164
                                         =========     =========                     =========

____________
<F1> Allnewsco's results are for the period from October 1, 2001 through the acquisition date of September 16, 2002.
<F2> Adjustment represents the income tax benefit associated with combining the
     Company and Allnewsco. See "--Income Taxes."
<F3> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."


   Net Operating Revenues

      Net operating revenues for Fiscal 2003 totaled $202,590, an increase of $6,421, or 3.3%, as compared to Fiscal 2002. This increase resulted principally from increased local, national and political advertising revenue in most of our markets as well as increased network compensation.

      Local and national advertising revenues increased $2,286, or 1.3%, from Fiscal 2002. Local and national advertising revenues increased in most of our markets during Fiscal 2003. Such increase was partially due to the broadcast of the Super Bowl by the ABC network in January 2003 (broadcast by the Fox network in 2002), but was limited by the displacement of local and national advertisers during the peak political advertising month of October 2002, decreased demand for advertising related to the war in Iraq and a slight reduction in the level of prime-time inventory available for sale as discussed below related to network compensation.

      Political advertising revenues increased by $1,264, or 17.1%, in Fiscal 2003 from Fiscal 2002. Political advertising revenue increased in the majority of our markets during Fiscal 2003, primarily due to several high-profile local political races affecting our markets for the November

2002 elections. This increase was partially offset by fourth quarter Fiscal 2002 advertising leading up to these November 2002 elections as well as by first quarter Fiscal 2002 advertising leading up to the November 2001 local political election affecting our Washington, D.C. and Lynchburg markets.

      Network compensation revenue increased $2,047, or 55.3%, during Fiscal 2003 as compared to the prior fiscal year. The increase was principally due to the July 31, 2002 expiration of certain amendments to our network affiliation agreements. Under these amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the expiration of these amendments, compensation rates and inventory allocations reverted to their pre-modification levels. We routinely consult with the network in relation to the levels of program clearances, preemptions, compensation and inventory availabilities.

      No individual advertiser accounted for more than 5% of our broadcast revenues during Fiscal 2003 or 2002.

   Total Operating Expenses

      Total operating expenses in Fiscal 2003 were $142,388, a decrease of $2,927 compared to total operating expenses of $145,315 in Fiscal 2002. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $777, a decrease in depreciation and amortization of $2,525 and an increase in corporate expenses of $375.

      Television operating expenses, excluding depreciation and amortization, totaled $125,224 in Fiscal 2003, a decrease of $777, or 0.6%, when compared to television operating expenses of $126,001 in Fiscal 2002. This decrease was due primarily to a $750 charge during the third quarter of Fiscal 2002 for one-time lease-related costs associated with the then-pending relocation of WJLA to new studio and office space, our continuing focus on controlling programming and operating costs and expense savings related to the integration of the operations of WJLA and NewsChannel 8.

      Depreciation and amortization expense of $10,785 in Fiscal 2003 decreased $2,525, or 19.0%, from $13,310 in Fiscal 2002. This decrease was principally the result of our adoption of SFAS No. 142 effective October 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. Other intangible assets continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 resulted in a $4,088 decrease in amortization expense during Fiscal 2003 as compared to the prior fiscal year. Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, depreciation and amortization expense for Fiscal 2002 would have been $9,222. This would have resulted in an increase in depreciation and amortization expense during Fiscal 2003 of $1,563, or 16.9%, due primarily to increased depreciation expense associated with the buildout of studio and office space and acquisition of technical equipment for the new WJLA/NewsChannel 8 facility.

      Corporate expenses in Fiscal 2003 increased $375, or 6.2%, from Fiscal 2002. The increase was primarily due to increased key-man life insurance expenses.

   Operating Income

      Operating income of $60,202 in Fiscal 2003 increased $9,348, or 18.4%, compared to operating income of $50,854 in Fiscal 2002. The operating income margin in Fiscal 2003 increased to 29.7% from 25.9% for the prior fiscal year.

      Assuming we had adopted SFAS No. 142 at the beginning of Fiscal 2002, operating income would have been $54,942 in Fiscal 2002, and operating margin would have been 28.0% in Fiscal 2002. This would have resulted in an increase in operating income of $5,260, or 9.6%, during Fiscal 2003 as compared to the prior fiscal year. The increases in operating income and margin during Fiscal 2003 were primarily the result of increased net operating revenues as discussed above.

   Operating Cash Flow

      Operating cash flow increased to $70,987 in Fiscal 2003 from $64,164 in Fiscal 2002, an increase of $6,823, or 10.6%. This increase was primarily the result of increased net operating revenues as discussed above. Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."

   Nonoperating Expenses, Net

      Non-related party interest expense decreased by $914, or 2.2%, from $41,561 in Fiscal 2002 to $40,647 in Fiscal 2003. The actual average balance of debt outstanding, including capital lease obligations, for Fiscal 2003 was $498,867, and the actual weighted average interest rate on debt during the year was 8.03%. The decrease in non-related party interest expense was primarily the result of the reduced weighted average interest rate on debt due to the two financing transactions during the first half of Fiscal 2003, partially offset by incremental interest expense associated with the two financing transactions. Incremental interest expense was incurred related to carrying both the 7 3/4% notes and the 9 3/4% debentures from December 20, 2002 through January 21, 2003 during the redemption notice period as well as carrying both the 7 3/4% notes and the 8 7/8% notes from February 6, 2003 through March 10, 2003 during the redemption notice period.

      Had we purchased or redeemed the 9 3/4% debentures on December 20, 2002 and the 8 7/8% notes on February 6, 2003, non-related party interest expense for Fiscal 2003 would have been $38,087, resulting in a decrease of $3,474, or 8.4%, as compared to Fiscal 2002. This reflects the lower weighted average interest rate on debt, partially offset by higher average balances of debt outstanding. The average balance of debt outstanding, including capital lease obligations, for Fiscal 2003 would have been $470,186, and the weighted average interest rate on debt during Fiscal 2003 would have been 7.95%. This compares to an average balance of debt outstanding, including capital lease obligations, for Fiscal 2002 of $449,125 and a weighted average interest rate on debt during Fiscal 2002 of 9.20%.

      Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Related party interest expense incurred by Allnewsco associated with these notes, and reported in our consolidated financial statements, was $785 during the year ended September 30, 2002. As we did not acquire or assume amounts due from Allnewsco to Perpetual, such related party interest expense incurred by Allnewsco was not incurred by us subsequent to the acquisition date of September 16, 2002. Accordingly, there was no related party interest expense during the year ended September 30, 2003.

    Loss on Early Repayment of Debt

      As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of our 8 7/8% notes during the second quarter of Fiscal 2003, we recorded a pre-tax charge of $23,194. Such charge has been reflected as a nonoperating expense rather than as an extraordinary item in accordance with our adoption of SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which became effective during our Fiscal 2003. SFAS No. 145 generally requires any gains or losses associated with early extinguishments of debt be recorded as a component of income from continuing operations rather than as an extraordinary item.

   Income Taxes

      The benefit from income taxes in Fiscal 2003 totaled $1,421, a decrease of $5,376 when compared to the provision for income taxes of $3,955 in Fiscal 2002. The increase in income tax benefit during Fiscal 2003 was primarily due to the $23,194 loss on early repayment of debt during the quarter ended March 31, 2003.

      Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the combined results of the Company and Allnewsco for Fiscal 2002 have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity.

    Cumulative Effect of Change in Accounting Principle

      Effective October 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. Our indefinite lived intangible assets consist of broadcast licenses. Other intangible assets continue to be amortized over their useful lives of 11 to 25 years.

      Upon adoption, we performed the first of the required impairment tests on our indefinite lived intangible assets. The fair value of our broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, we determined that one of our broadcast licenses was impaired. Accordingly, we recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of our indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the first quarter of Fiscal 2003.

   Net Income

      Net loss for Fiscal 2003 was $5,924, a decrease of $9,438 when compared to net income of $3,514 in Fiscal 2002. The decrease in net income was due to the factors discussed above.


Results of Operations--Fiscal 2002 Compared to Fiscal 2001

      Set forth below are selected consolidated financial data for Fiscal 2001 and 2002, respectively, and the percentage change between the years.

                                                  Fiscal Year Ended
                                                    September 30,
                                                  -----------------        Percentage
                                                 2001           2002         Change
                                                 ----           ----       ----------

Operating revenues, net....................   $ 202,541      $ 196,169       (3.1)%
Total operating expenses...................     145,283        145,315        0.0%
                                              ---------      ---------

Operating income...........................      57,258         50,854      (11.2)%
Nonoperating expenses, net.................      46,272         43,385       (6.2)%
Income tax provision.......................       4,632          3,955      (14.6)%
                                              ---------      ---------

Net income.................................   $   6,354      $   3,514      (44.7)%
                                              =========      =========

Operating cash flow<F1>....................   $  72,303      $  64,164      (11.3)%
                                              =========      =========

___________
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."

      The results above include the combined operations of the Company and Allnewsco for both periods presented. The combining selected financial data for Fiscal 2001 and 2002, respectively, are as follows:


                             Fiscal Year Ended September 30, 2001                  Fiscal Year Ended September 30, 2002
                         ---------------------------------------------       --------------------------------------------------
                         Company   Allnewsco  Adjustment<F2>  Combined       Company    Allnewsco<F1>  Adjustment<F2>  Combined
                         -------   ---------  --------------  --------       -------    -------------  --------------  --------
Operating
  revenues, net......  $ 190,618   $  11,923                 $ 202,541     $ 185,944    $  10,225                     $ 196,169
Total operating
  expenses...........    132,777      12,506                   145,283       133,803       11,512                       145,315
                        --------   ---------                 ---------     ---------    ---------                     ---------

Operating income
  (loss).............     57,841        (583)                   57,258        52,141       (1,287)                       50,854
Nonoperating
  expenses, net......     39,935       6,337                    46,272        39,908        3,477                        43,385
Income tax provision
  (benefit)..........      7,262         --     $  (2,630)       4,632         5,765          --       $  (1,810)         3,955
                        --------   ---------    ---------    ---------     ---------    ---------      ---------      ---------

Net income (loss)....  $  10,644   $  (6,920)   $   2,630    $   6,354     $   6,468    $  (4,764)     $   1,810      $   3,514
                       =========   =========    =========    =========     =========    =========      =========      =========

Operating cash
  flow<F3>...........  $  72,112   $     191                 $  72,303     $  65,118    $    (954)                    $  64,164
                       =========   =========                 =========     =========    =========                     =========


__________
<F1> Allnewsco's results are for the period from October 1, 2001 through the acquisition date of September 16, 2002.
<F2> Adjustment represents the income tax benefit associated with combining the
     Company and Allnewsco. See "--Income Taxes."
<F3> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."


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

   Operating Income

      Operating income of $50,854 in Fiscal 2002 decreased $6,404, or 11.2%, compared to operating income of $57,258 in Fiscal 2001. The operating income margin in Fiscal 2002 decreased to 25.9% from 28.3% for the prior fiscal year. The decreases in operating income and margin were primarily the result of decreased net operating revenues as discussed above.

   Operating Cash Flow

      Operating cash flow decreased to $64,164 in Fiscal 2002 from $72,303 in Fiscal 2001, a decrease of $8,139, or 11.3%. This decrease was primarily the result of decreased net operating revenues as discussed above. Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."

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

      Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the combined results of the Company and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented.

   Net Income

      Net income for Fiscal 2002 of $3,514 decreased $2,840, or 44.7%, when compared to net income of $6,354 in Fiscal 2001. The decrease in net income was attributable to the decline in operating results for Fiscal 2002 as discussed above.


Liquidity and Capital Resources

   Cash Provided by Operations

      Our principal source of working capital is cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on our debt. Cash receipts are usually greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term fixed interest rate debt have been higher during the first and third fiscal quarters, and as a result of the redemption of our 8 7/8% notes, will now occur only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flows from operating activities for the full fiscal year.

      As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $28,020 and $23,938 for Fiscal 2002 and 2003, respectively. The decrease in cash provided by operating activities of $4,082, or 14.6%, during Fiscal 2003 was primarily due to the change in other accrued expenses which more than offset the $5,260 increase in operating income for the year (adjusted for the adoption of SFAS No. 142). Accrued expenses were elevated at September 30, 2002 as a result of the relocation of WJLA into new studio and office space during the fourth quarter of Fiscal 2002. Such accrued expenses were paid during Fiscal 2003.

   Distributions to Related Parties

      We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2001 and 2003, we made cash advances net of repayments to Perpetual of $23,580 and $13,846, respectively. During Fiscal 2002, we received net repayments of distributions to owners of $48. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. No cash advances to Perpetual were made during the second half of Fiscal 2003.

      At present, the primary sources of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      During Fiscal 2003, we declared and paid cash dividends of $250 per common share, or $5,000. We recorded these dividends in distributions to owners, net when declared.

      Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2003 and through November 14, 2003, we made additional net distributions to owners of $1,925.

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. See "--General Factors Affecting Our Business." The cash portion of the purchase price paid to Allnewsco was subsequently repaid to us from Perpetual in the form of a repayment of distributions to owners.

      During Fiscal 2001 and 2002, we were charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $4,500 and $186, respectively. During Fiscal 2003, we were not charged for federal and statement income taxes, but rather, we recorded a benefit for federal and Virginia state income taxes of $3,957. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

      Additionally, because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of the Company and Allnewsco for Fiscal 2001 and 2002 have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during the respective periods. The benefit recorded during Fiscal 2001 and 2002 was $2,630 and $1,810, respectively. During Fiscal 2002, our combined results reflect a combined benefit from federal income taxes of $2,571. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

      Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Notes issued during Fiscal 2001 and 2002 amounted to $2,493 and $3,895, respectively, with no cash repayments during any of these years. Effective

September 28, 2001, Allnewsco authorized the issuance of 67,000 shares of common stock to Perpetual in exchange for the reclassification of $46,291 and $20,709 from notes payable and accrued interest payable, respectively. The reclassification resulted in an increase in capital in excess of par value in our consolidated financial statements. The notes payable from Allnewsco to Perpetual are included in distributions to owners in our consolidated financial statements for Fiscal 2001 and 2002, conforming the presentation of cash transactions between ACC, Allnewsco and Perpetual. As we did not acquire or assume amounts due from Allnewsco to Perpetual, no amount was outstanding from us under such notes at September 30, 2002 or 2003.

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

   Indebtedness

      Our total debt, including the current portion of long-term debt, increased from $440,443 at September 30, 2002 to $467,688 at September 30, 2003. This debt, net of applicable discounts, consists of $452,086 of 7 3/4% senior subordinated notes due December 15, 2012; $15,000 of draws under a senior credit facility; and $602 of capital lease obligations. The increase of $27,245 in total debt from September 30, 2002 to September 30, 2003 was primarily due to an additional $30,000 in senior subordinated notes, which approximated the amount of redemption premiums, fees and expenses associated with the issuance of the new 7 3/4% notes, the purchase and redemption of the 9 3/4% debentures and the redemption of the 8 7/8% notes.

      Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

      Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2003, we were in compliance with those financial covenants. The senior credit facility was amended as of December 10, 2003 to adjust a financial covenant for the first half of the next fiscal year. We believe that the amendment allows us sufficient operational flexibility to remain in compliance with the financial covenants. We are also required to pay a commitment fee ranging from 0.50% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

      The indenture for our long-term debt provides that, whether or not required by the rules and regulations of the SEC, so long as any senior notes are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, the indenture also provides that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. Although our duty to file such reports with the SEC was automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934, effective October 1, 2003, we will continue to file such reports in accordance with the indenture.

   Other Uses of Cash

      During Fiscal 2001, 2002 and 2003, we made $6,560, $26,332 and $7,700, respectively, of capital expenditures, of which $750 and $24 were financed through capital lease transactions during Fiscal 2001 and 2002, respectively. The increased level of capital expenditures during Fiscal 2002 related primarily to the buildout of studio and office space and acquisition of technical equipment for WJLA/NewsChannel 8. At this time, we estimate that capital expenditures for Fiscal 2004 will approximate $7,000 and will primarily be for the implementation of DTV service in our two remaining markets (Birmingham and Harrisburg) and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

      We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 2001, 2002 and 2003, we made cash payments of approximately $24,000, $22,100 and $21,500, respectively, for rights to television programs. The fluctuations in cash payments between the three years is primarily due to the timing of cash payments. We anticipate cash payments for program rights will approximate $21,000 during Fiscal 2004 and, based on our current contracts, we expect cash payments for program rights to approximate $17,000 during Fiscal 2005 and $15,000 per year for Fiscal 2006 through 2008. We currently intend to fund these commitments with cash provided by operations.

      The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2003:


                                                     Fiscal Year Ending September 30,
                                         --------------------------------------------------------
                                         2004         2005         2006         2007         2008      Thereafter      Total
                                         ----         ----         ----         ----         ----      ----------      -----

Long-term debt....................    $     --     $     --     $  15,000    $     --     $     --     $ 455,000    $ 470,000
Programming contracts-- currently
   available......................       22,530        1,121          238           84          --           --        23,973
Programming contracts-- future
   commitments....................        3,433       14,173        9,673        8,350        7,427          334       43,390
Operating leases..................        3,805        3,691        3,656        2,922        2,820       27,739       44,633
Capital leases....................          268          180          180           30          --           --           658
Employment contracts..............        8,009        2,155        1,494        1,248        1,298           54       14,258
Deferred compensation.............          --           219          369          369          369          741        2,067
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

      Total.......................    $  38,045    $  21,539    $  30,610    $  13,003    $  11,914    $ 483,868    $ 598,979
                                      =========    =========    =========    =========    =========    =========    =========


      Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

      ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2003, 70% of the assets of ACC were held by operating subsidiaries and for Fiscal 2003, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

   Intangible Assets

      Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets, net of accumulated amortization, were $128,150 and $122,982 as of September 30, 2002 and 2003, respectively. SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and became effective for our fiscal year ended September 30, 2003. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In testing for impairment, the fair value of our broadcast licenses is determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples are determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation is made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses.

      Other intangible assets continue to be amortized over their useful lives. The recoverability of other intangible assets is assessed on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

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


Off-Balance Sheet Arrangements

       We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

      At September 30, 2003, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At September 30, 2003, the carrying value of such debt was $452,086, the fair value was approximately $464,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.



                  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

      See Index on page F-1.



            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.



                        ITEM 9A. CONTROLS AND PROCEDURES

      The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-K is made known to them by others on a timely basis.

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      Executive officers and directors of ACC are as follows:

Name                    Age                     Title
---------------------   ---    -------------------------------------------------
Joe L. Allbritton        78    Chairman of the Executive Committee and Director

Barbara B. Allbritton    66    Executive Vice President and Director

Robert L. Allbritton     34    Chairman, Chief Executive Officer and Director

Lawrence I. Hebert       57    Vice Chairman and Director

Frederick J. Ryan, Jr.   48    Vice Chairman, President, Chief Operating Officer
                                  and Director

Jerald N. Fritz          52    Senior Vice President, Legal and Strategic
                                  Affairs, General Counsel

Stephen P. Gibson        38    Senior Vice President and Chief Financial Officer

____________

      JOE L. ALLBRITTON is the founder of ACC and was Chairman of the Board of Directors from its inception in 1974 until 1998 when he became Chairman of its Executive Committee. Through ACC and its various subsidiaries and affiliates (including Perpetual), Mr. Allbritton has presided over the growth of the television group, radio, cable news services, television production and newspapers in large, medium and small markets. His corporate experience ranges from media to financial institutions, insurance, property management, cemetaries/mortuaries and the Internet. In addition to his position with ACC, Mr. Allbritton has led Riggs National Corporation ("Riggs") (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) since 1981, first as its Chairman and CEO (1981-2001) and currently as its Vice Chairman. He has served on the boards of and chaired numerous philanthropic organizations including The Allbritton Foundation. Mr. Allbritton is the husband of Barbara B. Allbritton and the father of Robert L. Allbritton. See "Certain Relationships and Related Transactions."

      BARBARA B. ALLBRITTON has been a Director of ACC since its inception, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves as an officer and/or director of each of ACC's television subsidiaries, as well as Perpetual, Riggs Bank N.A. and The Allbritton Foundation. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See "Certain Relationships and Related Transactions."

      ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC's television subsidiaries and The Allbritton Foundation. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. In addition to his positions with ACC, Mr. Allbritton has been the Chairman of the Board of Directors and Chief Executive Officer of Riggs since February 2001 and a Director of Riggs since 1994. Mr. Allbritton has served on the Board of Directors of the Washington Hospital Center since August 2002 and the Lyndon B. Johnson Foundation since May 2002. He has also served on the Board of Trustees of The George Washington University since February 2002 and Wesleyan University since May 2003. He is the son of Joe L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions."

      LAWRENCE I. HEBERT has been involved with the Allbritton organizations since 1970, including their various banking, insurance, newspaper, radio, television and other operations. He has been Vice Chairman of the Board of ACC since February 2001 and is a member of the Executive Committee of the Board of Directors of ACC. Mr. Hebert has been a Director of ACC since 1981 and is the former President (1984-1998), as well as Chairman and Chief Executive Officer (1998-2001), of ACC. He has also been a Director of Perpetual since 1980 and its President since 1981. In addition, Mr. Hebert has served as President and Chief Executive Officer of Riggs Bank N.A. since February 2001, has been involved in advisory or board positions with Riggs since 1981 and is currently serving as a Director of Riggs. He is also a Director of Allied Capital Corporation (business development company) and a Trustee of The Allbritton Foundation.

      FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Vice Chairman of Ford's Theatre, Vice Chairman of the White House Historical Association and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a Director of Riggs Bank N.A. and Chairman of its International Committee; a Director of Riggs Bank Europe Ltd. in London; and was a member of the Board of Consultants for Riggs Bank N.A. (1996-2000).

      JERALD N. FRITZ has been part of ACC's management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters ("NAB") and a director of the Communications Forum of the American Bar Association. He serves on the Futures and Copyright Committees of the NAB and the Legislative Committee of the ABC Affiliates Association.

      STEPHEN P. GIBSON has been a Senior Vice President of ACC since February 2001 and a Vice President since 1997. He has served as Chief Financial Officer since 1998 and Controller from 1997, when he joined the Company, to 1998. He is also Treasurer of The Allbritton Foundation and Vice President of Perpetual and each of ACC's television subsidiaries. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager. He currently serves as an elected director of the Broadcast Cable Financial Management Association.


Code of Ethics for Senior Financial Officers

      Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.


Audit Committee Financial Expert

      As our Board of Directors has not designated an Audit Committee, our entire Board of Directors constitutes the Audit Committee of the Board of Directors under the Securities Exchange Act of 1934. The Board of Directors has determined that it does have an "audit committee financial expert" as defined by
Item 401(h) of Regulation S-K. Our audit committee financial expert is Lawrence
I. Hebert. Mr. Hebert is not deemed to be "independent" under applicable rules of the National Association of Securities Dealers.

                         ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers for Fiscal 2003, 2002 and 2001:

                            Summary Compensation Table<F1>

                                              Fiscal                           All Other
 Name and Principal Position                   Year     Salary      Bonus    Compensation
 ---------------------------                   ----     ------      -----    ------------
Joe L. Allbritton<F2>                          2003   $ 550,000        --    $ 115,600<F3>
    Chairman of the Executive                  2002     550,000        --      112,900<F3>
    Committee                                  2001     550,000        --      135,100<F3>

Robert L. Allbritton<F1><F4>                   2003     250,000   $ 75,000        --
    Chairman and                               2002     250,000     75,000        --
    Chief Executive Officer                    2001     250,000     75,000        --

Lawrence I. Hebert<F1><F4>                     2003     200,000     75,000        --
    Vice Chairman                              2002     200,000     75,000        --
                                               2001     200,000     75,000        --

Frederick J. Ryan, Jr.<F1><F5>                 2003     217,500     75,000       5,500<F6>
    President and Chief                        2002     217,500     75,000       5,100<F6>
    Operating Officer                          2001     217,500     75,000       5,400<F6>

Jerald N. Fritz<F7>                            2003     210,000     45,000       5,300<F6>
    Senior Vice President, Legal               2002     210,000     55,000       5,300<F6>
    And Strategic Affairs                      2001     200,000     55,000       5,500<F6>

____________
<F1> In February 2001, Robert L. Allbritton was named Chairman and Chief
     Executive Officer of ACC, succeeding Lawrence I. Hebert, and Frederick J. Ryan, Jr. was named President of ACC, succeeding Robert L. Allbritton.
<F2> Salary consists of management fees paid by ACC.
<F3> Represents the imputed premium cost related to certain split dollar life insurance policies on the life of Mr. Joe L. Allbritton. The annual premiums on such policies are satisfied either by cash payment from ACC or by dividends accumulated under the policies. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F4> Robert L. Allbritton, Chairman and Chief Executive Officer of ACC, and
     Lawrence I. Hebert, Vice Chairman of ACC, are paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and included as compensation above. In addition, Mr. Robert L. Allbritton is paid management fees directly by ACC which are also included as compensation above.
<F5> Frederick J. Ryan, Jr. receives additional compensation from Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. This additional compensation is not allocated among these interests, and ACC does not reimburse Perpetual for any portion of this additional compensation to Mr. Ryan. The portion of the additional compensation paid by Perpetual to Mr. Ryan that may be attributable to his services to us has not been quantified. Such portion is not material to our consolidated financial condition or results of operations.
<F6> These amounts reflect annual contributions by ACC to our 401(k) Plan.
<F7> Jerald N. Fritz is paid compensation by ACC for services to us and
     Perpetual. Perpetual has reimbursed ACC for $34,000, $31,500 and $10,500 of the compensation shown in the table for Mr. Fritz in Fiscal 2001, 2002 and 2003, respectively.

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


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (dollars in thousands)

Distributions to Related Parties

      ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2003, ACC made cash advances to Perpetual of $19,730 and Perpetual made repayments on these cash advances of $5,884. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. No cash advances to Perpetual were made during the second half of Fiscal 2003. In addition, ACC recorded a benefit for federal and state income taxes in the amount of $3,957. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $88. See "Income Taxes" below.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      During Fiscal 2003, we declared and paid cash dividends of $250 per common share, or $5,000. We recorded these dividends in distributions to owners, net when declared.

      Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2003 and through November 14, 2003, we made additional net distributions to owners of $1,925.

Management Fees

      We paid management fees of $500 to Perpetual for Fiscal 2003. We also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 2003 in the amount of $550 and $200, respectively. We expect to pay management fees to Perpetual, Joe L. Allbritton and Robert L. Allbritton during Fiscal 2004 of approximately $500, $550 and $200, respectively. We believe that payments to Perpetual, Joe L. Allbritton and Robert L. Allbritton will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

      ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs. According to the most recently filed Schedule 13D amendment, approximately 41.3% of the common stock of Riggs is deemed to be beneficially owned by Riggs' Vice Chairman, Joe L. Allbritton, and 7.2% of the common stock is deemed to be beneficially owned by Riggs' director, Barbara B. Allbritton, including in each case 7.1% of the common stock of which Mr. and Mrs. Allbritton share beneficial ownership. During Fiscal 2003, ACC paid Riggs Bank $356 for the office space. ACC expects to pay approximately $375 for such space during Fiscal 2004. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

         We lease certain office space to Irides, LLC ("Irides"). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. Charges for this space totaled $125 for Fiscal 2003, and we expect to receive $129 during Fiscal 2004. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Internet Services

      We have entered into various agreements with Irides to provide our stations with web site design, hosting and maintenance services. We incurred fees of $137 to Irides during Fiscal 2003, and we expect to pay fees to Irides during Fiscal 2004 for services performed of approximately $175. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Not applicable.



                                     PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

           (1)  Consolidated Financial Statements

                 See Index on p. F-1 hereof.

            (2) Financial Statement Schedule II--Valuation and Qualifying Accounts and Reserves

                 See Index on p. F-1 hereof.

            (3)  Exhibits

                 See Index on p. A-1 hereof.

      (b) Reports on Form 8-K

                 No reports on Form 8-K were filed during the fourth quarter of Fiscal 2003.

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Auditors..........................................    F-2
Consolidated Balance Sheets as of September 30, 2002 and 2003...........    F-3
Consolidated Statements of Operations and Retained Earnings for Each
   of the Years Ended September 30, 2001, 2002 and 2003.................    F-4
Consolidated Statements of Cash Flows for Each of the Years Ended
   September 30, 2001, 2002 and 2003....................................    F-5
Notes to Consolidated Financial Statements..............................    F-6
Financial Statement Schedule for the Years Ended September 30, 2001,
   2002 and 2003
     II--Valuation and Qualifying Accounts and Reserves.................    F-23




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder
Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the accompanying consolidated financial statements for the year ended September 30, 2003, the Company changed its method of accounting for intangible assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Washington, D.C.
November 14, 2003

                        ALLBRITTON COMMUNICATIONS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except share information)


                                                                                                 September 30,
                                                                                              ------------------
                                                                                              2002          2003
                                                                                              ----          ----
ASSETS
Current assets
      Cash and cash equivalents ........................................................   $   6,299     $   3,278
      Accounts receivable, less allowance for doubtful accounts of $1,047 and $1,194 ...      37,167        38,663
      Program rights ...................................................................      19,272        18,862
      Deferred income taxes ............................................................         807           842
      Other ............................................................................       2,140         2,140
                                                                                           ---------     ---------

            Total current assets .......................................................      65,685        63,785

Property, plant and equipment, net .....................................................      56,573        53,577
Intangible assets, net .................................................................     128,150       122,982
Deferred financing costs and other .....................................................       7,177        10,004
Cash surrender value of life insurance .................................................      10,362        10,848
Program rights .........................................................................       1,047           814
                                                                                           ---------     ---------

                                                                                           $ 268,994     $ 262,010
                                                                                           =========     =========

LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current liabilities
      Current portion of long-term debt ................................................   $     574     $     237
      Accounts payable .................................................................       3,003         2,556
      Accrued interest payable .........................................................      11,313        10,553
      Program rights payable ...........................................................      22,993        22,530
      Accrued employee benefit expenses ................................................       4,906         4,579
      Other accrued expenses ...........................................................      10,370         5,400
                                                                                           ---------     ---------

            Total current liabilities ..................................................      53,159        45,855

Long-term debt .........................................................................     439,869       467,451
Program rights payable .................................................................       1,886         1,443
Deferred rent and other ................................................................       3,089         4,148
Accrued employee benefit expenses ......................................................       1,879         1,970
Deferred income taxes ..................................................................      16,185        16,943
                                                                                           ---------     ---------

            Total liabilities ..........................................................     516,067       537,810

Commitments and contingent liabilities (Note 10)
Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized, none issued ..............        --            --
      Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding ...           1             1
      Capital in excess of par value ...................................................      49,631        49,631
      Retained earnings ................................................................       4,917        (4,964)
      Distributions to owners, net (Note 8) ............................................    (301,622)     (320,468)
                                                                                           ---------     ---------

            Total stockholder's investment .............................................    (247,073)     (275,800)
                                                                                           ---------     ---------

                                                                                           $ 268,994     $ 262,010
                                                                                           =========     =========

                    See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)

                                                                                         Year Ended September 30,
                                                                                    ----------------------------------
                                                                                    2001           2002           2003
                                                                                    ----           ----           ----
Operating revenues, net .....................................................    $ 202,541      $ 196,169      $ 202,590
                                                                                 ---------      ---------      ---------

Television operating expenses, excluding depreciation and amortization ......      124,597        126,001        125,224
Depreciation and amortization ...............................................       15,045         13,310         10,785
Corporate expenses ..........................................................        5,641          6,004          6,379
                                                                                 ---------      ---------      ---------

                                                                                   145,283        145,315        142,388
                                                                                 ---------      ---------      ---------

Operating income ............................................................       57,258         50,854         60,202
Nonoperating income (expense)
      Interest income
            Related party ...................................................          213             92             88
            Other ...........................................................          321             94            343
      Interest expense
            Related party ...................................................       (4,064)          (785)          --
            Other ...........................................................      (41,682)       (41,561)       (40,647)
      Loss on early repayment of debt .......................................         --             --          (23,194)
      Other, net ............................................................       (1,060)        (1,225)        (1,164)
                                                                                 ---------      ---------      ---------
Income (loss) before income taxes and cumulative effect of change
        in accounting principle .............................................       10,986          7,469         (4,372)
Provision for (benefit from) income taxes ...................................        4,632          3,955         (1,421)
                                                                                 ---------      ---------      ---------
Income (loss) before cumulative effect of change in
        accounting principle ................................................        6,354          3,514         (2,951)
Cumulative effect of change in accounting principle, net of
        income tax benefit of $2,027 (Note 5) ...............................         --             --            2,973
                                                                                 ---------      ---------      ---------

Net income (loss) ...........................................................        6,354          3,514         (5,924)
Retained earnings, beginning of year ........................................       (2,380)         3,974          4,917
Tax benefit distributed .....................................................         --           (2,571)        (3,957)
                                                                                 ---------      ---------      ---------

Retained earnings, end of year ..............................................    $   3,974      $   4,917      $  (4,964)
                                                                                 =========      =========      =========

                    See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Year Ended September 30,
                                                                                         --------------------------------
                                                                                         2001          2002          2003
                                                                                         ----          ----          ----
Cash flows from operating activities:
      Net income (loss) ..........................................................    $   6,354     $   3,514     $  (5,924)
                                                                                      ---------     ---------     ---------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization .........................................       15,045        13,310        10,785
           Cumulative effect of change in accounting principle ...................         --            --           2,973
           Other noncash charges .................................................        1,315         1,512         1,464
           Noncash tax benefits ..................................................       (2,630)       (2,571)       (3,957)
           Loss on early repayment of debt .......................................         --            --          23,194
           Provision for doubtful accounts .......................................          783           677           623
           Loss on disposal of assets ............................................           36           139            13
           Changes in assets and liabilities:
                 (Increase) decrease in assets:
                     Accounts receivable .........................................        2,735        (2,548)       (2,119)
                     Program rights ..............................................         (608)        1,161           643
                     Other current assets ........................................          127           218          --
                     Other noncurrent assets .....................................       (1,438)       (1,012)         (247)
                     Deferred income taxes .......................................          240           (80)          (35)
                 Increase (decrease) in liabilities:
                     Accounts payable ............................................         (728)          535          (447)
                     Accrued interest payable ....................................            5           (65)         (760)
                     Accrued interest payable--related parties ...................        3,263           552          --
                     Program rights payable ......................................       (1,120)         (826)         (906)
                     Accrued employee benefit expenses ...........................         (418)          243          (236)
                     Other accrued expenses ......................................          555         5,198        (4,970)
                     Deferred rent and other liabilities .........................         (592)        1,839         1,059
                     Deferred income taxes .......................................        2,232         6,224         2,785
                                                                                      ---------     ---------     ---------
                           Total adjustments .....................................       18,802        24,506        29,862
                                                                                      ---------     ---------     ---------
                           Net cash provided by operating activities .............       25,156        28,020        23,938
                                                                                      ---------     ---------     ---------
Cash flows from investing activities:
      Capital expenditures .......................................................       (5,810)      (26,308)       (7,700)
      Acquisition of certain assets of Allnewsco .................................         --         (20,213)         --
      Proceeds from disposal of assets ...........................................           28            63            66
                                                                                      ---------     ---------     ---------
                           Net cash used in investing activities .................       (5,782)      (46,458)       (7,634)
                                                                                      ---------     ---------     ---------
Cash flows from financing activities:
      Proceeds from issuance of debt .............................................         --            --         451,949
      Principal payments on long-term debt and capital leases ....................       (1,735)       (1,422)     (425,577)
      Draws under line of credit, net ............................................         --          14,864           136
      Redemption premiums and related costs of early repayment of debt ...........         --            --         (17,409)
      Deferred financing costs ...................................................         (804)         (291)       (9,578)
      Distributions to owners and dividends, net of certain charges ..............     (197,680)     (342,753)      (24,730)
      Repayments of distributions to owners ......................................      174,100       342,615         5,884
      Notes issued from Allnewsco to Perpetual ...................................        2,493         3,895          --
                                                                                      ---------     ---------     ---------
                           Net cash (used in) provided by financing activities ...      (23,626)       16,908       (19,325)
                                                                                      ---------     ---------     ---------

Net decrease in cash and cash equivalents ........................................       (4,252)       (1,530)       (3,021)
Cash and cash equivalents, beginning of year .....................................       12,081         7,829         6,299
                                                                                      ---------     ---------     ---------
Cash and cash equivalents, end of year ...........................................    $   7,829     $   6,299     $   3,278
                                                                                      =========     =========     =========

Supplemental disclosure of cash flow information:
           Cash paid for interest ................................................    $  41,484     $  41,420     $  41,129
                                                                                      =========     =========     =========
           Cash paid for interest to related parties .............................    $     800     $     233     $    --
                                                                                      =========     =========     =========
           Cash paid for state income taxes ......................................    $     911     $     624     $    --
                                                                                      =========     =========     =========
      Non-cash investing and financing activities:
           Equipment acquired under capital leases ...............................    $     750     $      24     $    --
                                                                                      =========     =========     =========
           Reclassification of notes payable to common stock .....................    $  46,291     $    --       $    --
                                                                                      =========     =========     =========
           Reclassification of accrued interest payable to common stock ..........    $  20,709     $    --       $    --
                                                                                      =========     =========     =========

                    See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)

NOTE 1--THE COMPANY

      Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns ABC network-affiliated television stations serving seven geographic markets:


     Station                     Market
     -----------------           ------------------------
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

NOTE 2--ACQUISITION OF ALLNEWSCO AND BASIS OF PRESENTATION

      On March 5, 2002, the Company entered into an asset purchase agreement with ALLNEWSCO, Inc. (Allnewsco). The Company consummated the transaction on September 16, 2002, acquiring certain of the assets of Allnewsco in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. The assets acquired consisted primarily of cable affiliation agreements and certain technical equipment and vehicles related to its newsgathering and cable distribution operations. Allnewsco has been controlled since its inception by Perpetual which also controls the Company. Because both the Company and Allnewsco are controlled by Perpetual, the Company was required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting, the Company and Allnewsco were treated as if they have always been combined for accounting and financial reporting purposes. As a result, the Company's consolidated financial statements for all periods prior to the asset acquisition reflect the combined results of the Company and Allnewsco. In addition to combining the separate historical results of the Company and Allnewsco, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Selected combining financial data for the years ended September 30, 2001 and 2002 is as follows:

                                                ACC      Allnewsco    Adjustment    Combined
                                                ---      ---------    ----------    --------

Year Ended September 30, 2001
      Net operating revenues..............  $ 190,618    $  11,923          --     $ 202,541
      Net income..........................     10,644       (6,920)   $   2,630        6,354

Year Ended September 30, 2002
      Net operating revenues..............    185,944       10,225          --       196,169
      Net income..........................      6,468       (4,764)       1,810        3,514

      The operating results of Allnewsco presented above consist of the full fiscal year ended September 30, 2001 and the period from October 1, 2001 through the acquisition date by ACC of September 16, 2002.

      The adjustment to net income represents the income tax benefit associated with combining ACC and Allnewsco. Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both ACC and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the combined results of ACC and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented.

      As the Company did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the consolidated financial statements for the years ended September 30, 2001 and 2002 have not been incurred subsequent to the asset acquisition. Specifically, the Company did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $4,064 and $785 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the years ended September 30, 2001 and 2002, respectively, that do not recur subsequent to the acquisition. The excess of the $40,000 purchase price over the net book value of the Allnewsco assets and liabilities acquired by the Company of $25,325 has been recorded as an adjustment to the Company's capital in excess of par value upon consummation of the transaction.


NOTE 3--SIGNIFICANT ACCOUNTING POLICIES

      Consolidation--The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Use of estimates and assumptions--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

      Revenue recognition--Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $7,354, $6,664 and $6,541 for the years ended September 30, 2001, 2002 and 2003, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems and direct broadcast satellite service providers.

      Cash and cash equivalents--The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Program rights--The Company has entered into contracts for the rights to television programming. Payments related to such contracts are generally made in installments over the contract period. Program rights which are currently available and the liability for future payments under such contracts are reflected in the consolidated balance sheets. Program rights are amortized primarily using the straight-line method over the twelve month rental period. Certain program rights with lives greater than one year are amortized using accelerated methods. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. The program rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value based on management's expectation of the net future cash flows to be generated by the programming.

      Property, plant and equipment--Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the assets. Maintenance and repair expenditures are charged to expense as incurred and expenditures for modifications and improvements which increase the expected useful lives of the assets are capitalized. Depreciation expense is computed using the straight-line method for buildings and straight-line and accelerated methods for furniture, machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:

Buildings..................................................  15-40 years
Leasehold improvements.....................................   5-32 years
Furniture, machinery and equipment and equipment
   under capital leases....................................   3-20 years

      Intangible assets--Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 became effective for the Company's fiscal year ended September 30, 2003 (See Note 5).

      Prior to the adoption of SFAS No. 142, all intangible assets were amortized on a straight-line basis over their estimated useful lives. Broadcast licenses were amortized over 40 years and the premiums for favorable terms on contracts and leases were amortized over the terms of the related contracts and leases (11 to 25 years). The Company assessed the recoverability of intangible assets on an ongoing basis by evaluating whether amounts could be recovered through undiscounted cash flows over the remaining amortization period.

      Upon adoption of SFAS No. 142, the Company's indefinite lived intangible assets, consisting of broadcast licenses, are no longer amortized but are subject to periodic impairment tests. In testing for impairment, the fair value of the broadcast licenses are determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples are determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation is made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. Other intangible assets continue to be amortized over the terms of the related contracts and leases, and the recoverability of these assets is assessed on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

      Deferred financing costs--Costs incurred in connection with the issuance of long-term debt are deferred and amortized to other nonoperating expense on a straight-line basis over the term of the underlying financing agreement.

      Deferred rent--Rent concessions and scheduled rent increases in connection with operating leases are recognized as adjustments to rental expense on a straight-line basis over the associated lease term.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Concentration of credit risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2003 had an overnight repurchase agreement with a financial institution for $1,652. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales which are typically due within thirty days.

      Income taxes--The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to the Company's combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or Virginia income tax returns.

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

      Fair value of financial instruments--The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Earnings per share--Earnings per share data are not presented since the Company has only one shareholder.


NOTE 4--PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                            September 30,
                                                          -----------------
                                                          2002         2003
                                                          ----         ----
          Buildings and leasehold improvements.......  $  30,257    $  30,815
          Furniture, machinery and equipment.........    135,240      138,783
          Equipment under capital leases.............      4,416        2,544
                                                       ---------    ---------
                                                         169,913      172,142
          Less accumulated depreciation..............   (116,829)    (122,320)
                                                       ---------    ---------
                                                          53,084       49,822
          Land.......................................      2,889        2,889
          Construction-in-progress...................        600          866
                                                       ---------    ---------
                                                       $  56,573    $  53,577
                                                       =========    =========


      Depreciation and amortization expense was $10,541, $9,052 and $10,617 for the years ended September 30, 2001, 2002 and 2003, respectively, which includes amortization of equipment under capital leases.


NOTE 5--INTANGIBLE ASSETS

      Upon adoption of SFAS No. 142 on October 1, 2002, the Company performed the first of the required impairment tests on its indefinite lived intangible assets. The fair value of the Company's broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, it was determined that one of the Company's broadcast licenses was impaired. Accordingly, the Company recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of its indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002. The carrying value of the

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


Company's broadcast licenses at September 30, 2002 and 2003 was $127,290 and $122,290, respectively, with the decrease representing the $5,000 pre-tax impairment charge discussed above.

       Other intangible assets consist of the following:

                                                            September 30,
                                                          -----------------
                                                          2002         2003
                                                          ----         ----

          Gross carrying amount......................   $  6,174     $  6,174
          Less accumulated amortization..............     (5,314)      (5,482)
                                                        --------     --------
          Net carrying amount........................   $    860     $    692
                                                        ========     ========

      Amortization expense was $4,504, $4,258 and $168 for the years ended September 30, 2001, 2002 and 2003, respectively. Amortization expense is expected to be $168 for each of the fiscal years ending September 30, 2004, 2005 and 2006, $151 for the year ending September 30, 2007 and $37 for the year ending September 30, 2008.

      The following table adjusts reported income before cumulative effect of change in accounting principle and reported net income for the years ended September 30, 2001 and 2002 (prior to the adoption date of SFAS No. 142) to exclude amortization of indefinite lived intangible assets:

                                                        Income Before
                                                      Cumulative Effect
                                                         Of Change in
                                                         Accounting       Net
                                                          Principle      Income
                                                      -----------------  ------
          Year Ended September 30, 2001
          -----------------------------
          As reported...................................   $ 6,354      $ 6,354
          Amortization of broadcast licenses,
             net of tax.................................     2,744        2,744
                                                           -------      -------
          Adjusted......................................   $ 9,098      $ 9,098
                                                           =======      =======

          Year Ended September 30, 2002
          -----------------------------
          As reported...................................   $ 3,514      $ 3,514
          Amortization of broadcast licenses,
             net of tax.................................     2,744        2,744
                                                           -------      -------
          Adjusted......................................   $ 6,258      $ 6,258
                                                           =======      =======

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 6--LONG-TERM DEBT

      On December 20, 2002, the Company issued $275,000 principal amount of
7 3/4% Senior Subordinated Notes due 2012 (the "7 3/4% Notes") at par. The net proceeds, together with borrowings under the Company's Revolving Credit Agreement, were used to purchase and redeem the Company's $275,000 9 3/4% Senior Subordinated Debentures due 2007 (the "9 3/4% Debentures") as well as to pay the fees and expenses associated with the offering of the 7 3/4% Notes. As of January 21, 2003, all of the 9 3/4% Debentures had been purchased or redeemed.

      On February 6, 2003, the Company issued an additional $180,000 principal amount of its 7 3/4% Notes at a price of 98.305%. The net proceeds were used to redeem the Company's $150,000 8 7/8% Senior Subordinated Notes due 2008 (the
"8 7/8% Notes"), fund the redemption premium for the 8 7/8% Notes, pay the fees and expenses associated with the offering of the additional 7 3/4% Notes and repay borrowings outstanding under the Company's Revolving Credit Agreement. On March 10, 2003, all of the 8 7/8% Notes were redeemed.

      As a result of the purchase and redemption of its 9 3/4% Debentures as well as the redemption of its 8 7/8% Notes, the Company recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. The charge was recorded in income from continuing operations in accordance with the requirements of SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which became effective for the Company's fiscal year ended September 30, 2003. SFAS No. 145 generally requires any gains or losses associated with early extinguishments of debt be recorded as a component of income from continuing operations rather than as an extraordinary item.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


       Outstanding debt consists of the following:

                                                                            September 30,
                                                                         ------------------
                                                                         2002          2003
                                                                         ----          ----
Senior Subordinated Debentures, due November 30, 2007
   with interest payable semi-annually at 9 3/4%................      $ 275,000     $     --
Senior Subordinated Notes, due February 1, 2008 with
   interest payable semi-annually at 8 7/8%.....................        150,000           --
Senior Subordinated Notes, due December 15, 2012 with
   interest payable semi-annually at 7 3/4%.....................            --        455,000
Amended and Restated Revolving Credit Agreement, maximum
   amount of $70,000, expiring March 27, 2006, secured
   by the outstanding stock of the Company and its
   subsidiaries, interest payable quarterly at various
   rates from prime plus 0.25% or LIBOR plus 1.5%
   depending on certain financial operating tests (4.41%
   at September 30, 2003).......................................         14,864        15,000
Master Lease Finance Agreement, expired March 1, 2000
   for new acquisitions, secured by the assets acquired,
   interest payable monthly at variable rates as determined
   on the acquisition date for each asset purchased
   (7.34%-7.43% at September 30, 2003) (See Note 11)............            521            86
Master Equipment Lease Agreement, expired June 30, 2002
   for new acquisitions, secured by the assets acquired,
   interest payable monthly at variable rates as determined
   on the acquisition date for each asset purchased (6.45%
   at September 30, 2003) (See Note 11).........................            658           516
                                                                      ---------     ---------
                                                                        441,043       470,602
Less unamortized discount.......................................           (600)       (2,914)
                                                                      ---------     ---------
                                                                        440,443       467,688
Less current maturities.........................................           (574)         (237)
                                                                      ---------     ---------
                                                                      $ 439,869     $ 467,451
                                                                      =========     =========

      Unamortized deferred financing costs of $6,376 and $9,442 at September 30, 2002 and 2003, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2001, 2002 and 2003 was $1,190, $1,266 and $1,298, respectively, which is included in other nonoperating expenses.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Under the existing financing agreements, the Company is subject to restrictive covenants which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Revolving Credit Agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 2003, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the Revolving Credit Agreement.

      The Company estimates the fair value of its Senior Subordinated
Debentures and Senior Subordinated Notes to be approximately $436,000 and $464,000 at September 30, 2002 and 2003, respectively. The carrying value of the Company's Revolving Credit Agreement approximates fair value as borrowings bear interest at market rates.


NOTE 7--INCOME TAXES

      The provision for (benefit from) income taxes consists of the following:

                                              Years Ended September 30,
                                           ------------------------------
                                           2001         2002         2003
                                           ----         ----         ----
        Current
          Federal....................   $  1,909     $ (2,571)    $ (3,830)
          State......................        251          382         (341)
                                        --------     --------     --------
                                           2,160       (2,189)      (4,171)
                                        --------     --------     --------
        Deferred
          Federal....................      2,017        5,564        2,980
          State......................        455          580         (230)
                                        --------     --------     --------
                                           2,472        6,144        2,750
                                        --------     --------     --------

                                        $  4,632     $  3,955     $ (1,421)
                                        ========     ========     ========


      The adoption of SFAS No. 142 on October 1, 2002 resulted in the Company recording a $5,000 pre-tax impairment charge during the year ended September 30, 2003 (see Note 5). The charge was recorded as a cumulative effect of change in accounting principle, net of income tax benefit of $2,027, in the accompanying statement of operations and retained earnings. The $2,027 benefit for income taxes represented a deferred tax benefit.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of deferred income tax assets (liabilities) are as follows:

                                                                   September 30,
                                                                ------------------
                                                                2002          2003
                                                                ----          ----
Deferred income tax assets:
      State and local operating loss carryforwards......    $   2,075     $   3,489
      Accrued employee benefits.........................        1,149         1,093
      Deferred rent.....................................          983         1,064
      Allowance for accounts receivable.................          410           457
      Other.............................................          132           949
                                                            ---------     ---------
                                                                4,749         7,052
      Less valuation allowance..........................       (1,993)       (2,623)
                                                            ---------     ---------
                                                                2,756         4,429
                                                            ---------     ---------
Deferred income tax liabilities:
      Depreciation and amortization.....................      (18,134)      (20,530)
                                                            ---------     ---------

Net deferred income tax liabilities.....................    $ (15,378)    $ (16,101)
                                                            =========     =========

      The Company has approximately $77,400 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2006 through 2018. The change in the valuation allowance for deferred tax assets of ($584), $173 and $630 during the years ended September 30, 2001, 2002 and 2003, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income (loss) before extraordinary loss:

                                                               Years ended September 30,
                                                               -------------------------
                                                               2001      2002      2003
                                                               ----      ----      ----
Statutory federal income tax rate...........................   34.0%     34.0%     34.0%
State income taxes, net of federal income tax benefit.......    7.1       7.9      25.8
Non-deductible expenses, principally amortization of
   certain intangible assets, insurance premiums and
   meals and entertainment..................................    6.2       8.7     (12.9)
Change in valuation allowance...............................   (5.3)      2.3     (14.4)
Other, net..................................................    0.2       0.1       0.0
                                                               -----     -----     -----

Effective income tax rate...................................   42.2%     53.0%     32.5%
                                                               =====     =====     =====

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 8--TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $303,785, $323,885 and $313,339 during Fiscal 2001, 2002 and 2003, respectively.

      During the year ended September 30, 2003, the Company declared and paid cash dividends of $250 per common share, or $5,000. The Company recorded these dividends in Distributions to owners, net when declared.

      Additionally, Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. The notes payable from Allnewsco to Perpetual are included in distributions to owners as presented in the table below, conforming the presentation of cash transactions between the Company, Allnewsco and Perpetual. Effective September 28, 2001, Allnewsco authorized the issuance of 67,000 shares of common stock to Perpetual in exchange for the reclassification of $46,291 and $20,709 from notes payable and accrued interest payable, respectively. As ACC did not acquire or assume amounts due from Allnewsco to Perpetual, no amount is outstanding from the Company under such notes at September 30, 2002 or 2003.

      The operations of the Company are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. The Company is charged by Perpetual and makes payments to Perpetual for federal and Virginia state income taxes which are computed in accordance with the terms of a tax sharing agreement between the Company and Perpetual. Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both ACC and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of ACC and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented. The cumulative effect of the tax benefits associated with combining ACC and Allnewsco of $17,772 has been reflected as a receivable which was not acquired upon consummation of the Allnewsco transaction.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of distributions to owners and the related activity during Fiscal 2001, 2002 and 2003 consist of the following:

                                                                               Federal and
                                                  ACC          Allnewsco      Virginia State       Net
                                             Distributions   Notes Payable      Income Tax    Distributions
                                               to Owners      to Perpetual      Receivable      to Owners
                                             -------------   -------------    --------------  -------------
Balance as of September 30, 2000............   $ 278,090       $  (53,306)      $  14,956       $ 239,740

Cash advances to Perpetual..................     197,680                                          197,680
Repayment of cash advances from
   Perpetual................................    (174,100)                                        (174,100)
Issuance of notes payable to Perpetual......                       (2,493)                         (2,493)
Reclassification of notes payable to
   equity in the common stock of
   Allnewsco................................                       46,291                          46,291
Charge for federal and state income
   taxes....................................                                       (4,500)         (4,500)
Payment of income taxes.....................                                        4,500           4,500
Tax benefit associated with combining
   ACC and Allnewsco........................                                        2,630           2,630
                                               ---------       ----------       ---------       ---------

Balance as of September 30, 2001............     301,670           (9,508)         17,586         309,748

Cash advances to Perpetual..................     342,567                                          342,567
Repayment of cash advances from
   Perpetual................................    (342,615)                                        (342,615)
Issuance of notes payable to Perpetual......                       (3,895)                         (3,895)
Benefit for federal and state income
   taxes, including tax benefit
   associated with combining ACC and
   Allnewsco of $1,810......................                                        2,571           2,571
Payment of income taxes.....................                                          186             186
Distribution of tax benefit.................                                       (2,571)         (2,571)
Allnewsco balances not acquired.............                       13,403         (17,772)         (4,369)
                                               ---------       ----------       ---------       ---------

Balance as of September 30, 2002............     301,622              --              --          301,622

Cash advances and dividends to Perpetual....      24,730                                           24,730
Repayment of cash advances from
   Perpetual................................      (5,884)                                          (5,884)
Benefit for federal and state income
   taxes....................................                                        3,957           3,957
Distribution of tax benefit.................                                       (3,957)         (3,957)
                                               ---------       ----------       ---------       ---------

Balance as of September 30, 2003............   $ 320,468       $      --        $     --        $ 320,468
                                               =========       ==========       =========       =========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Subsequent to September 30, 2003 and through November 14, 2003, the Company made additional net distributions to owners of $1,925.

Other Transactions with Related Parties

      During 1991, the Company loaned $20,000 to Allnewsco. The $20,000, 11.06% note receivable from Allnewsco was due in January 2008, with the principal balance also due upon demand. Since the historical consolidated financial statements have been restated to reflect the combined results of the Company and Allnewsco as of the beginning of the earliest period presented, the loan amount as well as the related interest income/expense have been eliminated as intercompany transactions for all periods presented. At closing of the Allnewsco transaction on September 16, 2002, the Company cancelled the $20,000 note as part of the consideration for the acquisition.

      During the years ended September 30, 2001, 2002 and 2003, the Company earned interest income from Perpetual of $213, $92 and $88, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

      Management fees of $500, $600 and $500 were paid to Perpetual by the Company for the years ended September 30, 2001, 2002 and 2003, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 2001, 2002 and 2003 and to Mr. Robert
L. Allbritton in the amount of $200 for each of the years ended September 30, 2001, 2002 and 2003, respectively. Management fees are included in corporate expenses in the consolidated statements of operations.

      During the year ended September 30, 2000, the Company entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. The Company paid fees of $167, $110 and $137 to Irides during the years ended September 30, 2001, 2002 and 2003, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Effective October 1, 2002, Irides leased certain office space from the Company. Charges for this space totaled $125 for the year ended September 30, 2003, and such amount is included as an offset to television operating expenses in the consolidated statements of operations.

      The Company maintains banking and advertising relationships with and leases certain office space from Riggs Bank N.A. (Riggs Bank). Riggs is a wholly-owned subsidiary of Riggs National Corporation (Riggs), of which Mr. Joe
L. Allbritton is the Vice Chairman of the Board of Directors and a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs Bank at September 30, 2002 and 2003. During the years ended September 30, 2001 and 2002, the Company generated $191 and $44, respectively, in advertising revenue from Riggs Bank. No advertising revenue was generated during the year ended September 30, 2003. Additionally, the Company incurred $297, $328 and $356 in rental

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


expense related to office space leased from Riggs Bank for the years ended September 30, 2001, 2002 and 2003, respectively. During the years ended September 30, 2001 and 2002, Riggs utilized the Company's aircraft on several occasions and was charged $20 and $27, respectively, for such usage. There was no usage of the Company's aircraft by Riggs during the year ended September 30, 2003.


NOTE 9--RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $863, $1,039 and $865 for the years ended September 30, 2001, 2002 and 2003, respectively.

      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $331, $360 and $530 for the years ended September 30, 2001, 2002 and 2003, respectively.


NOTE 10--COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2017. Certain leases contain provisions for renewal and extension.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Future minimum lease payments under operating and capital leases which have remaining noncancelable lease terms in excess of one year as of September 30, 2003 are as follows:

                                                      Operating   Capital
                                                        Leases     Leases
                                                      ---------   -------
Year ending September 30,
      2004.........................................    $  3,805    $  268
      2005.........................................       3,691       180
      2006.........................................       3,656       180
      2007.........................................       2,922        30
      2008.........................................       2,820       --
      2009 and thereafter..........................      27,739       --
                                                       --------    ------
                                                       $ 44,633       658
                                                       ========
Less amounts representing imputed interest.........                   (56)
                                                                   ------
                                                                      602
Less current portion...............................                  (237)
                                                                   ------
Long-term portion of capital lease obligations.....                $  365
                                                                   ======


      Rental expense under operating leases aggregated approximately $3,300, $3,800 and $3,900 for the years ended September 30, 2001, 2002 and 2003, respectively.

      The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2003. Under these agreements, the Company must make specific minimum payments approximating the following:


      Year ending September 30,
         2004..................................    $  3,433
         2005..................................      14,173
         2006..................................       9,673
         2007..................................       8,350
         2008..................................       7,427
         2009 and thereafter...................         334
                                                   --------
                                                   $ 43,390
                                                   ========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2003 approximate the following:

      Year ending September 30,
         2004..................................    $  8,009
         2005..................................       2,155
         2006..................................       1,494
         2007..................................       1,248
         2008..................................       1,298
         2009..................................          54
                                                   --------
                                                   $ 14,258
                                                   ========

      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,067 during the years 2005 through 2012. At September 30, 2002 and 2003, the Company has recorded a deferred compensation liability of approximately $1,163 and $1,328, respectively, which is included as a component of noncurrent accrued employee benefit expenses in the accompanying consolidated balance sheets.

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

                                                                     SCHEDULE II

                        ALLBRITTON COMMUNICATIONS COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)


                                       Balance at       Charged       Charged to
                                      beginning of      to costs        other                      Balance at
Classification                            year        and expenses     accounts     Deductions     end of year
----------------------------------    ------------    ------------    ----------    ----------     -----------
Year ended September 30, 2001:
    Allowance for doubtful
       accounts                         $ 1,321        $   783            --         $  (930)<F2>    $ 1,174
                                        =======        =======        =======        =======         =======

    Valuation allowance for
       deferred income tax assets       $ 2,404        $   314<F1>        --         $  (898)<F3>    $ 1,820
                                        =======        =======        =======        =======         =======

Year ended September 30, 2002:
    Allowance for doubtful
       accounts                         $ 1,174        $   677        $  (191)<F4>   $  (613)<F2>    $ 1,047
                                        =======        =======        =======        =======         =======

    Valuation allowance for
       deferred income tax assets       $ 1,820        $   173<F1>        --         $   --          $ 1,993
                                        =======        =======        =======        =======         =======

Year ended September 30, 2003:
    Allowance for doubtful
       accounts                         $ 1,047        $   623            --         $  (476)<F2>    $ 1,194
                                        =======        =======        =======        =======         =======

    Valuation allowance for
       deferred income tax assets       $ 1,993        $   630<F1>        --         $   --          $ 2,623
                                        =======        =======        =======        =======         =======


___________
<F1>  Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2>  Write-off of uncollectible accounts, net of recoveries and collection fees.
<F3>  Represents reduction of valuation allowance relating to certain net operating loss carryforwards.
<F4>  Represents the Allnewsco allowance balance at September 16, 2002 which was not acquired by the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALLBRITTON COMMUNICATIONS COMPANY

                                         By:     /s/ ROBERT L. ALLBRITTON
                                            ------------------------------------
                                                    Robert L. Allbritton
                                            Chairman and Chief Executive Officer

                                                   Date: December 12, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ JOE L. ALLBRITTON      Chairman of the Executive       December 12, 2003
----------------------------     Committee and Director
      Joe L. Allbritton

  /s/ BARBARA B. ALLBRITTON    Executive Vice President and    December 12, 2003
----------------------------     Director
    Barbara B. Allbritton

  /s/ ROBERT L. ALLBRITTON     Chairman, Chief Executive       December 12, 2003
----------------------------     Officer and Director
    Robert L. Allbritton         (principal executive officer)

   /s/ LAWRENCE I. HEBERT      Vice Chairman and Director      December 12, 2003
----------------------------
     Lawrence I. Hebert

 /s/ FREDERICK J. RYAN, JR.    Vice Chairman, President,       December 12, 2003
----------------------------     Chief Operating Officer
   Frederick J. Ryan, Jr.        and Director

    /s/ STEPHEN P. GIBSON      Senior Vice President and       December 12, 2003
----------------------------     Chief Financial Officer
      Stephen P. Gibson          (principal financial officer)

   /s/ ELIZABETH A. HALEY      Vice President and              December 12, 2003
----------------------------     Controller (principal
     Elizabeth A. Haley          accounting officer)

                                  EXHIBIT INDEX

Exhibit                                                                     Page
  No.                        Description of Exhibit                          No.
-------   ---------------------------------------------------------------   ----

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

  2.1     Asset Purchase Agreement between ALLNEWSCO, Inc. and Allbritton      *
            Communications Company, dated as of March 5, 2002.
            (Incorporated by reference to Exhibit 2.1 of the Company's
            Report on Form 8-K, No. 333-02302, dated March 5, 2002)

  3.1     Certificate of Incorporation of ACC. (Incorporated by reference      *
            to Exhibit 3.1 of Company's Registration Statement on Form
            S-4, No. 333-02302, dated March 12, 1996)

  3.2     Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of          *
            Registrant's Registration Statement on Form S-4, No.
            333-02302, dated March 12, 1996)

  4.1     Indenture dated as of December 20, 2002 between ACC and State        *
            Street Bank and Trust Company, as Trustee, relating to the 7 3/4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K,
            No. 333-02302, dated December 23, 2002)

  4.2     Supplemental Indenture dated as of February 6, 2003 between ACC      *
            and U.S. Bank National Association (successor-in-interest to
            State Street Bank and Trust Company), as Trustee, to the
            Indenture dated as of December 20, 2002 between ACC and State
            Street Bank and Trust Company, as Trustee, relating to the 7 3/4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K,
            No. 333-02302, dated February 6, 2003)

  4.3     Form of 7 3/4% Series B Senior Subordinated Notes due 2012.          *
            (Incorporated by reference to Exhibit 4.7 of the Company's
            Quarterly Report on Form 10-Q, No. 333-02302, dated February
            3, 2003)

Exhibit                                                                     Page
  No.                        Description of Exhibit                          No.
-------   ---------------------------------------------------------------   ----

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

  4.6     Second Amendment dated as of May 15, 2002 to the Amended and         *
            Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 14, 2002)

  4.7     Third Amendment dated as of December 6, 2002 to the Amended and      *
            Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-K, No.
            333-02302, dated December 17, 2002)

  4.8 Fourth Amendment dated as of December 10, 2003 to the Amended and Restated Revolving Credit Agreement.

 10.1     Registration Rights Agreement by and among ACC, Deutsche Bank        *
            Securities Inc. and Fleet Securities Inc. dated December 20,
            2002. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

 10.2     Registration Rights Agreement by and among ACC, Deutsche Bank        *
            Securities Inc. and Fleet Securities Inc. dated February 6,
            2003. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4, No. 333-02302, dated April 11, 2003)

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

Exhibit                                                                     Page
  No.                        Description of Exhibit                          No.
-------   ---------------------------------------------------------------   ----

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

 10.10    Amendment to Network Affiliation Agreement (TV Alabama, Inc.)        *
            dated January 23, 1997. (Incorporated by reference to Exhibit
            10.15 of the Company's Quarterly Report on Form 10-Q, No.
            333-02302, dated February 14, 1997)

 10.11    Tax Sharing Agreement effective as of September 30, 1991 by and      *
            among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit
            10.11 of Company's Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)

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

 10.14    Master Equipment Lease Agreement dated as of November 22, 2000       *
            between Fleet Capital Corporation and ACC. (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K, No. 333-02302, dated December 28, 2000)

Exhibit                                                                     Page
  No.                        Description of Exhibit                          No.
-------   ---------------------------------------------------------------   ----

 10.15    Amended and Restated Pledge Agreement dated as of March 27,          *
            2001 by and among ACC, Allbritton Group, Inc., Allfinco,
            Inc., and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

 10.16    Supplement No. 1 dated as of December 13, 2002 to the Amended        *
            and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc. and
            Fleet National Bank, as Agent. (Incorporated by reference to
            Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q,
            No. 333-02302, dated February 3, 2003)

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

 14.      Code of Ethics for Senior Financial Officers.

 21.      Subsidiaries of Registrant.

 24.      Powers of Attorney.

 31.1     Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

 31.2     Certification of Senior Vice President and Chief Financial
            Officer pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

 32.1     Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

 32.2     Certification of Senior Vice President and Chief Financial
            Officer pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

___________
*    Previously filed