Form 10-Q
period 2003-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2004-02-12
CIK 889156

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number:
      December 31, 2003                                          333-02302


                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                           74-1803105
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

                    Yes                        No    X    (1)
                        -------                   -------


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes                        No    X
                        -------                   -------

                                    ---------

     Number of shares of Common Stock outstanding as of February 12, 2004:
20,000 shares.


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

________________________________________________________________________________

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Consolidated Statements of Operations and Retained Earnings for
         the Three Months Ended December 31, 2002 and 2003..............       1

         Consolidated  Balance  Sheets  as of  September  30,  2003  and
         December 31, 2003..............................................       2

         Consolidated  Statements  of Cash  Flows for the  Three  Months
         Ended December 31, 2002 and 2003...............................       3

         Notes to Interim Consolidated Financial Statements.............       4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................       6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....      13

Item 4.  Controls and Procedures........................................      13


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings..............................................      14

Item 4.  Submission of Matters to a Vote of Security Holders............      14

Item 6.  Exhibits and Reports on Form 8-K...............................      14

Signatures..............................................................      15

Exhibit Index...........................................................      16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                               Three Months Ended
                                                                  December 31,
                                                               ------------------
                                                               2002          2003
                                                               ----          ----

Operating revenues, net................................     $ 58,509      $ 54,796
                                                              ------        ------

Television operating expenses, excluding
     depreciation and amortization.....................       32,128        33,786
Depreciation and amortization..........................        2,589         2,332
Corporate expenses.....................................        1,458         1,275
                                                              ------        ------
                                                              36,175        37,393
                                                              ------        ------

Operating income.......................................       22,334        17,403
                                                              ------        ------

Nonoperating income (expense)
     Interest income
         Related party.................................           44            19
         Other.........................................          120             5
     Interest expense..................................      (11,098)       (9,177)
     Other, net........................................         (344)         (352)
                                                              ------        ------
                                                             (11,278)       (9,505)
                                                              ------        ------
Income before income taxes and cumulative
     effect of change in accounting principle..........       11,056         7,898

Provision for income taxes.............................        3,833         2,901
                                                              ------        ------
Income before cumulative effect of
     change in accounting principle....................        7,223         4,997

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $2,027 (Note 2)................................        2,973            --
                                                              ------        ------

Net income.............................................        4,250         4,997

Retained earnings, beginning of period.................        4,917        (4,964)
                                                              ------        ------

Retained earnings, end of period.......................     $  9,167      $     33
                                                              ======        ======


       See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   December 31,
                                                               September 30,           2003
                                                                   2003            (unaudited)
Assets                                                         ------------        -----------

Current assets
      Cash and cash equivalents..........................      $   3,278           $   3,482
      Accounts receivable, net...........................         38,663              43,546
      Program rights.....................................         18,862              13,906
      Deferred income taxes..............................            842                 842
      Other..............................................          2,140               1,837
                                                                 -------             -------
           Total current assets..........................         63,785              63,613

Property, plant and equipment, net.......................         53,577              52,721
Intangible assets, net...................................        122,982             122,940
Deferred financing costs and other.......................         10,004               9,689
Cash surrender value of life insurance...................         10,848              11,165
Program rights...........................................            814                 681
                                                                 -------             -------

                                                               $ 262,010           $ 260,809
                                                                 =======             =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt..................      $     237           $     151
      Accounts payable...................................          2,556               3,674
      Accrued interest payable...........................         10,553               1,763
      Program rights payable.............................         22,530              17,996
      Accrued employee benefit expenses..................          4,579               4,122
      Other accrued expenses.............................          5,400               6,310
                                                                 -------             -------
           Total current liabilities.....................         45,855              34,016

Long-term debt...........................................        467,451             478,968
Program rights payable...................................          1,443               1,165
Deferred rent and other..................................          4,148               3,961
Accrued employee benefit expenses........................          1,970               2,002
Deferred income taxes....................................         16,943              17,850
                                                                 -------             -------
           Total liabilities.............................        537,810             537,962
                                                                 -------             -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued.........................             --                  --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding..............              1                   1
      Capital in excess of par value.....................         49,631              49,631
      Retained earnings..................................         (4,964)                 33
      Distributions to owners, net.......................       (320,468)           (326,818)
                                                                 -------             -------
         Total stockholder's investment..................       (275,800)           (277,153)
                                                                 -------             -------

                                                               $ 262,010           $ 260,809
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (unaudited)
                                                                                 Three Months Ended
                                                                                    December 31,
                                                                               ---------------------
                                                                               2002             2003
                                                                               ----             ----
Cash flows from operating activities:
      Net income.......................................................    $   4,250        $   4,997
                                                                             -------          -------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization.................................        2,589            2,332
         Cumulative effect of change in accounting principle...........        2,973               --
         Other noncash charges.........................................          363              374
         Provision for doubtful accounts...............................          131              139
         Gain on disposal of assets....................................           (4)              (3)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable.....................................       (5,846)          (5,022)
               Program rights..........................................        5,246            5,089
               Other current assets....................................         (789)             303
               Other noncurrent assets.................................         (307)            (249)
             Increase (decrease) in liabilities:
               Accounts payable........................................          446            1,118
               Accrued interest payable................................       (2,717)          (8,790)
               Program rights payable..................................       (4,016)          (4,812)
               Accrued employee benefit expenses.......................       (1,087)            (425)
               Other accrued expenses..................................          909              910
               Deferred rent and other liabilities.....................        1,601             (187)
               Deferred income taxes...................................        3,959              907
                                                                             -------          -------
                                                                               3,451           (8,316)
                                                                             -------          -------
               Net cash provided by (used in) operating activities.....        7,701           (3,319)
                                                                             -------          -------

Cash flows from investing activities:
      Capital expenditures.............................................       (1,422)          (1,434)
      Proceeds from disposal of assets.................................            4                3
                                                                             -------          -------
               Net cash used in investing activities...................       (1,418)          (1,431)
                                                                             -------          -------

Cash flows from financing activities:
      Proceeds from issuance of debt...................................      275,000               --
      Placement of proceeds from issuance of debt into escrow..........     (275,000)              --
      Principal payments on capital lease obligations..................         (168)            (123)
      Draws under line of credit, net..................................        7,136           11,500
      Deferred financing costs.........................................       (5,100)             (73)
      Distributions to owners, net of certain charges..................      (14,076)          (6,350)
      Repayments of distributions to owners............................        3,209               --
                                                                             -------          -------
               Net cash (used in) provided by financing activities.....       (8,999)           4,954
                                                                             -------          -------

Net (decrease) increase in cash and cash equivalents...................       (2,716)             204
Cash and cash equivalents, beginning of period.........................        6,299            3,278
                                                                             -------          -------
Cash and cash equivalents, end of period...............................    $   3,583        $   3,482
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)
                                   (unaudited)


NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2004. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2003 which are contained in the Company's Form 10-K.


NOTE 2 - Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2002, the Company performed the first of the required impairment tests on its indefinite lived intangible assets. As a result of these tests, it was determined that one of the Company's broadcast licenses was impaired. Accordingly, the Company recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of its indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002.

The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2003 and December 31, 2003 was $122,290. The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                                    September 30,   December 31,
                                                        2003            2003
                                                    ------------    -----------

     Gross carrying amount....................        $ 6,174         $ 6,174
     Less accumulated amortization............         (5,482)         (5,524)
                                                        -----           -----

     Net carrying amount......................        $   692         $   650
                                                        =====           =====

Amortization expense was $42 for each of the three-month periods ended December 31, 2002 and 2003.

NOTE 3 - For the three months ended December 31, 2002 and 2003, distributions to owners and related activity consisted of the following:


                                                                        Federal and
                                                     Distributions     Virginia state         Net
                                                       to Owners         Income Tax      Distributions
                                                     and Dividends       Receivable        to Owners
                                                     -------------     --------------    -------------

Balance as of September 30, 2002................       $ 301,622         $      --         $ 301,622

Cash advances to Perpetual......................          12,420                              12,420
Repayment of cash advances to Perpetual.........          (3,209)                             (3,209)
Charge for federal and state income taxes.......                              (722)             (722)
Payment of income taxes.........................                             2,378             2,378
                                                         -------           -------           -------

Balance as of December 31, 2002.................       $ 310,833         $   1,656         $ 312,489
                                                         =======           =======           =======


Balance as of September 30, 2003................       $ 320,468         $      --         $ 320,468

Cash advances to Perpetual......................           4,270                               4,270
Charge for federal and state income taxes.......                            (1,860)           (1,860)
Payment of income taxes.........................                             3,940             3,940
                                                         -------           -------           -------

Balance as of December 31, 2003.................       $ 324,738         $   2,080         $ 326,818
                                                         =======           =======           =======


The average amount of non-interest bearing advances outstanding was $303,505 and $317,319 during the three months ended December 31, 2002 and 2003, respectively.

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

Fiscal 2003 Financing Transactions
The three-month comparative results are impacted by the effect of our two financing transactions completed during the first half of Fiscal 2003. On December 20, 2002, we issued $275,000 principal amount of 7 3/4% senior subordinated notes at par. As of January 21, 2003, we had used the net proceeds of the offering, together with borrowings under our senior credit facility, to purchase and redeem all of our outstanding 9 3/4% senior subordinated debentures as well as to pay the fees and expenses associated with the offering of the 7 3/4% notes.

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

The issuance of the 7 3/4% notes and the related purchase and redemption of the 9 3/4% debentures and the redemption of the 8 7/8% notes will reduce our annual payments of interest on our debt by approximately $5,000. See "--Nonoperating expenses, net."

Results of Operations
Set forth below are selected consolidated financial data for the three months ended December 31, 2002 and 2003 and the percentage change between the periods:

                                                  Three Months Ended
                                                      December 31,
                                                  -------------------       Percent
                                                  2002           2003       Change
                                                  ----           ----       -------

Operating revenues, net ....................   $ 58,509       $ 54,796         -6.3%
Total operating expenses....................     36,175         37,393          3.4%
                                                 ------         ------
Operating income............................     22,334         17,403        -22.1%
Nonoperating expenses, net..................     11,278          9,505        -15.7%
Income tax provision........................      3,833          2,901        -24.3%
                                                 ------         ------
Income before cumulative effect of
  change in accounting principle............      7,223          4,997        -30.8%

Cumulative effect of change in
  accounting principle, net of income
  tax benefit...............................      2,973             --       -100.0%
                                                 ------         ------

Net income..................................   $  4,250       $  4,997         17.6%
                                                 ======         ======

Operating cash flow<F1>.....................   $ 24,923       $ 19,735        -20.8%
                                                 ======         ======

-------
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2002 and 2003, and the percentage contribution of each to our total broadcast revenues, before fees:

                                                Three Months Ended December 31,
                                                -------------------------------
                                                  2002                   2003
                                                  ----                   ----
                                           Dollars    Percent     Dollars    Percent
                                           -------    -------     -------    -------

Local and national<F1>.................   $ 45,438      75.7     $ 49,070      87.6
Political<F2>..........................      7,908      13.2          493       0.9
Network compensation<F3>...............      1,396       2.3        1,318       2.3
Trade and barter<F4>...................      1,805       3.0        1,666       3.0
Other revenue<F5>......................      3,469       5.8        3,493       6.2
                                            ------     -----       ------     -----
Broadcast revenues.....................     60,016     100.0       56,040     100.0
                                                       =====                  =====

Fees<F6>...............................     (1,507)                (1,244)
                                            ------                 ------

Operating revenues, net ...............   $ 58,509               $ 54,796
                                            ======                 ======

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

Net operating revenues for the three months ended December 31, 2003 totaled $54,796, a decrease of $3,713, or 6.3%, when compared to net operating revenues of $58,509 for the three months ended December 31, 2002.

Local and national advertising revenues increased $3,632, or 8.0%, during the three months ended December 31, 2003 versus the comparable period in Fiscal 2003. Local and national advertising revenue increased in a majority of our markets during the three months ended December 31, 2003. The increase for the three months ended December 31, 2003 reflected increased demand among local and national advertisers as well as the prior year displacement of local and national advertisers during the peak political advertising month of October 2002.

Political advertising revenues decreased by $7,415 to $493 for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. Political advertising revenue decreased in all of our markets due to several high-profile local political races affecting our markets for the November 2002 elections, which generated substantial revenue in the first quarter of Fiscal 2003 with no comparable races or elections taking place during the first quarter of Fiscal 2004.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three months ended December 31, 2002 or 2003.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 2003 totaled $37,393, an increase of $1,218, or 3.4%, compared to total operating expenses of $36,175 for the three-month period ended December 31, 2002. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,658, a decrease in depreciation and amortization of $257 and a decrease in corporate expenses of $183.

Television operating expenses, excluding depreciation and amortization, increased $1,658, or 5.2%, for the three months ended December 31, 2003 as compared to the comparable period in Fiscal 2003. This increase was due primarily to an overall increase in our employee compensation and benefits of 5.5% as well as an incremental $289 of news-related promotional expenses specifically at our Washington, D.C. station. The overall increase in employee compensation and benefits during the three months ended December 31, 2003 resulted principally from increased news costs in Washington, D.C. as well as increased sales commissions and health insurance costs across all of our stations.

Depreciation and amortization expense decreased $257, or 9.9%, for the three months ended December 31, 2003 versus the comparable period in Fiscal 2003. This decrease was principally the result of decreased depreciation associated with the new WJLA/NewsChannel 8 facility during its second full year of depreciation in Fiscal 2004.

Corporate expenses decreased $183, or 12.6%, during the three months ended December 31, 2003, as compared to the same period in the prior fiscal year. This decrease was due primarily to decreased key-man life insurance expense.

Operating Income
For the three months ended December 31, 2003, operating income of $17,403 decreased $4,931, or 22.1%, when compared to operating income of $22,334 for the three months ended December 31,

2002. For the three months ended December 31, 2003, the operating margin decreased to 31.8% from 38.2% for the comparable period in Fiscal 2003. The decreases in operating income and margin during the three months ended December 31, 2003 were primarily the result of decreased net operating revenues as well as increased television operating expenses, excluding depreciation and amortization, as discussed above.

Operating Cash Flow
Operating cash flow of $19,735 for the three months ended December 31, 2003 decreased $5,188, or 20.8%, as compared to $24,923 for the three-month period ended December 31, 2002. The decrease during the three months ended December 31, 2003 was primarily the result of decreased net operating revenues as well as increased television operating expenses, excluding depreciation and amortization, as discussed above.

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

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                           Three Months Ended December 31,
                                           -------------------------------
                                                 2002           2003
                                                 ----           ----

Operating income.........................     $ 22,334       $ 17,403
Add:
Depreciation and amortization............        2,589          2,332
                                                ------         ------
Operating cash flow......................     $ 24,923       $ 19,735
                                                ======         ======

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,177 for the three months ended December 31, 2003 decreased $1,921, or 17.3%, as compared to $11,098 for the three-month period ended December 31, 2002. The average balance of debt outstanding, including capital lease obligations, for the three months ended December 31, 2002 and 2003 was $475,600 and $470,285, respectively, and the weighted average interest rate on debt was 9.14% and 7.64% for the three months ended December 31, 2002 and 2003, respectively. The decrease in interest expense was primarily due to the reduced weighted average interest rate on debt resulting from the two financing transactions completed during the first half of

Fiscal 2003 as well as the incremental interest expense incurred during the three months ended December 31, 2002 associated with the first financing transaction.

Incremental interest expense was incurred related to carrying both the then newly issued 7 3/4% notes and the 9 3/4% debentures from December 20, 2002 through December 31, 2002. All of the 9 3/4% debentures were either purchased during January 2003 or redeemed after the redemption notice period was completed in January 2003. Had we purchased or redeemed the 9 3/4% debentures on December 20, 2002 when the 7 3/4% notes were issued, interest expense for the three months ended December 31, 2002 would have been $10,353. This would have resulted in a decrease in interest expense of $1,176, or 11.4%, during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. This reflects the lower weighted average interest rate on debt, partially offset by a higher average balance of debt outstanding during the three months ended December 31, 2003. The average balance of debt outstanding, including capital lease obligations, would have been $441,988 for the three months ended December 31, 2002, and the weighted average interest rate on debt would have been 9.11%.

Income Taxes
The provision for income taxes for the three months ended December 31, 2003 totaled $2,901, a decrease of $932, or 24.3%, as compared to the provision for income taxes of $3,833 for the three months ended December 31, 2002. The decrease in the provision for income taxes during the three months ended December 31, 2003 was primarily due to the $3,158, or 28.6%, decrease in pre-tax income.

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

Net Income
For the three months ended December 31, 2003, the Company recorded net income of $4,997 as compared to net income of $4,250 for the three months ended December 31, 2002. The increase of $747 during the three months ended December 31, 2003 was due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2003 to December 31, 2003 consisted primarily of an increase in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on December 15, 2003.

Liquidity and Capital Resources
As of December 31, 2003, our cash and cash equivalents aggregated $3,482, and we had an excess of current assets over current liabilities of $29,597.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $7,701 for the three months ended December 31, 2002, and our net cash used in operating activities was $3,319 for the three months ended December 31, 2003. The $11,020 decrease in cash flows from operating activities was primarily due to decreased pre-tax income of $3,158 as well as a change in the timing and amount of our scheduled semi-annual interest payments on our long-term fixed interest rate debt resulting from the financing transactions completed during the first half of Fiscal 2003. Accrued interest payable decreased by $8,790 during the three months ended December 31, 2003 as compared to a decrease of $2,717 during the three months ended December 31, 2002, resulting in a $6,073 decrease in cash flows from operating activities during the three months ended December 31, 2003 as compared to the same period in the prior fiscal year. We have no scheduled interest payments on our long-term fixed interest rate debt for the upcoming second fiscal quarter ending March 31, 2004 as compared to payments of $10,928 for the same quarter in Fiscal 2003.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the three months ended December 31, 2002 and 2003, we made cash advances, net of repayments, to Perpetual of $9,211 and $4,270, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the three months ended December 31, 2002 and 2003, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $2,378 and $3,940, respectively. We were charged by Perpetual for federal and state income taxes totaling $722 and $1,860 during the three months ended December 31, 2002 and 2003, respectively.

Stockholder's deficit amounted to $277,153 at December 31, 2003, an increase of $1,353, or 0.5%, from the September 30, 2003 deficit of $275,800. The increase was due to a net increase in distributions to owners of $6,350, partially offset by net income for the period of $4,997.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $467,688 at September 30, 2003 to $479,119 at December 31, 2003. This debt, net of applicable discounts, consisted of $452,140 of 7 3/4% senior subordinated notes due December 15, 2012, $26,500 of draws under our senior credit facility and $479 of capital lease obligations at December 31, 2003. The increase of $11,431 in total debt from September 30, 2003 to December 31, 2003 was primarily due to an additional $11,500 in net draws under the senior credit facility, reflecting the quarterly cycle of our cash flows from operations as discussed above.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2003, we were in compliance with those financial covenants. The senior credit facility was amended as of December 10, 2003 to adjust a financial covenant for the first half of the year ending September 30, 2004. We believe that the amendment allows us sufficient operational flexibility to remain in compliance with the financial covenants. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2004 will approximate $7,000 and will be primarily for the implementation of DTV service in our two remaining markets (Birmingham and Harrisburg) and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2003 totaled $1,434.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2003, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At December 31, 2003, the carrying value of such debt was $452,140, the fair value was approximately $472,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 24, 2003, each of the directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


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


                                           ALLBRITTON COMMUNICATIONS COMPANY

                                                      (Registrant)




     February 12, 2004                       /s/ Robert L. Allbritton
-----------------------------             --------------------------------------
             Date                         Name: Robert L. Allbritton
                                          Title: Chairman and Chief
                                                    Executive Officer



     February 12, 2004                       /s/ Stephen P. Gibson
-----------------------------             --------------------------------------
             Date                         Name:  Stephen P. Gibson
                                          Title: Senior Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX



  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
   1.1       Purchase Agreement dated December 6, 2002 by and among            *
             ACC, Deutsche Bank Securities Inc. and Fleet Securities,
             Inc. (Incorporated by reference to Exhibit 1 of the
             Company's Form 10-K, No. 333-02302, dated December 17,
             2002)

   1.2       Purchase Agreement dated January 28, 2003 by and among            *
             ACC, Deutsche Bank Securities Inc. and Fleet Securities,
             Inc. (Incorporated by reference to Exhibit 1.2 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

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

   4.2       Supplemental Indenture dated as of February 6, 2003               *
             between ACC and U.S. Bank National Association
             (successor-in-interest to State Street Bank and Trust
             Company), as Trustee, to the Indenture dated as of December 20, 2002 between ACC and State Street Bank and
             Trust Company, as Trustee, relating to the 7 3/4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, No.
             333-02302, dated February 6, 2003)

   4.3       Form of 7 3/4% Series B Senior Subordinated Notes due             *
             2012. (Incorporated by reference to Exhibit 4.7 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
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

   4.6       Second Amendment dated as of May 15, 2002 to the Amended          *
             and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.6 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated August 14, 2002)

   4.7       Third Amendment dated as of December 6, 2002 to the               *
             Amended and Restated Revolving Credit Agreement.
             (Incorporated by reference to Exhibit 4.6 of the Company's
             Form 10-K, No. 333-02302, dated December 17, 2002)

   4.8       Fourth Amendment dated as of December 10, 2003 to the             *
             Amended and Restated Revolving Credit Agreement.
             (Incorporated by reference to Exhibit 4.8 of the Company's
             Form 10-K, No. 333-02302, dated December 12, 2003)

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

  10.3       Network Affiliation Agreement (Harrisburg Television,             *
             Inc.). (Incorporated by reference to Exhibit 10.3 of Company's Pre-effective Amendment No. 1 to Registration
             Statement on Form S-4, dated April 22, 1996)

  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
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

  10.11      Tax Sharing Agreement effective as of September 30, 1991          *
             by and among Perpetual Corporation, ACC and ALLNEWSCO,
             Inc., amended as of October 29, 1993. (Incorporated by
             reference to Exhibit 10.11 of Company's Registration
             Statement on Form S-4, No. 333-02302, dated March 12,
             1996)

  10.12      Second Amendment to Tax Sharing Agreement effective as of         *
             October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit
             10.9 of the Company's Form 10-K, No. 333-02302, dated
             December 22, 1998)

  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
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

  10.15      Amended and Restated Pledge Agreement dated as of March           *
             27, 2001 by and among ACC, Allbritton Group, Inc.,
             Allfinco, Inc., and Fleet National Bank, as Agent.
             (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

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

  14.        Code of Ethics for Senior Financial Officers.                     *
             (Incorporated by reference to Exhibit 14 of the Company's
             Form 10-K, No. 333-02302, dated December 12, 2003)

  31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities
             Exchange Act of 1934, as amended.

-----------------
*Previously filed