Form 10-Q
period 2004-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2004-05-13
CIK 889156

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number:
       March 31, 2004                                           333-02302


                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                           74-1803105
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

                                    ---------

     Number of shares of Common Stock outstanding as of May 13, 2004: 20,000 shares.

                                    ---------

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

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION REGULATIONS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; AND THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE HEREOF.

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated  Statements of Operations  and Retained  Earnings
          for the Three and Six Months Ended March 31, 2003 and 2004....       1

          Consolidated Balance Sheets as of September 30, 2003 and March
          31, 2004......................................................       2

          Consolidated Statements of Cash Flows for the Six Months Ended
          March 31, 2003 and 2004.......................................       3

          Notes to Interim Consolidated Financial Statements............       4

Item 2.   Management's  Discussion  and Analysis of Financial  Condition
          and Results of Operations.....................................       7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      15

Item 4.   Controls and Procedures.......................................      16


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      17

Item 6.   Exhibits and Reports on Form 8-K..............................      17

Signatures..............................................................      18

Exhibit Index...........................................................      19

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                           (unaudited)


                                                  Three Months Ended              Six Months Ended
                                                      March 31,                       March 31,
                                                  ------------------              ------------------
                                                  2003          2004              2003          2004
                                                  ----          ----              ----          ----

Operating revenues, net.....................   $ 44,448      $ 47,491         $ 102,957     $ 102,287
                                                 ------        ------           -------       -------

Television operating expenses, excluding
     depreciation and amortization..........     30,653        32,146            62,781        65,932
Depreciation and amortization...............      2,658         2,366             5,247         4,698
Corporate expenses..........................      1,520         1,028             2,978         2,303
                                                 ------        ------           -------       -------
                                                 34,831        35,540            71,006        72,933
                                                 ------        ------           -------       -------

Operating income............................      9,617        11,951            31,951        29,354
                                                 ------        ------           -------       -------

Nonoperating income (expense)
     Interest income
         Related party......................         44            74                88            93
         Other..............................        205             5               325            10
     Interest expense.......................    (11,004)       (9,214)          (22,102)      (18,391)
     Loss on early repayment of debt........    (23,194)           --           (23,194)           --
     Other, net.............................       (209)         (372)             (553)         (724)
                                                 ------        ------           -------       -------
                                                (34,158)       (9,507)          (45,436)      (19,012)
                                                 ------        ------           -------       -------
(Loss) income before income taxes and
     cumulative effect of change in
     accounting principle...................    (24,541)        2,444           (13,485)       10,342

(Benefit from) provision for income taxes...     (8,843)          931            (5,010)        3,832
                                                 ------        ------           -------       -------

(Loss) income before cumulative effect
     of change in accounting principle......    (15,698)        1,513            (8,475)        6,510

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $2,027 (Note 2).....................         --            --             2,973            --
                                                 ------        ------           -------       -------

Net (loss) income...........................    (15,698)        1,513           (11,448)        6,510

Retained earnings, beginning of period......      9,167            33             4,917        (4,964)
                                                 ------        ------           -------       -------

Retained earnings, end of period............   $ (6,531)     $  1,546         $  (6,531)    $   1,546
                                                 ======        ======           =======       =======

            See accompanying notes to interim consolidated financial statements.

                            ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                                               March 31,
                                                               September 30,     2004
                                                                   2003       (unaudited)
                                                               -------------  -----------
Assets
Current assets
      Cash and cash equivalents...........................      $   3,278      $   4,553
      Accounts receivable, net............................         38,663         35,712
      Program rights......................................         18,862          8,795
      Deferred income taxes...............................            842            842
      Other...............................................          2,140          2,079
                                                                  -------        -------
           Total current assets...........................         63,785         51,981

Property, plant and equipment, net........................         53,577         52,160
Intangible assets, net....................................        122,982        122,899
Deferred financing costs and other........................         10,004          9,872
Cash surrender value of life insurance....................         10,848         11,385
Program rights............................................            814            527
                                                                  -------        -------

                                                                $ 262,010      $ 248,824
                                                                  =======        =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt...................      $     237      $     151
      Accounts payable....................................          2,556          2,434
      Accrued interest payable............................         10,553         10,528
      Program rights payable..............................         22,530         12,848
      Accrued employee benefit expenses...................          4,579          3,747
      Other accrued expenses..............................          5,400          5,950
                                                                  -------        -------
           Total current liabilities......................         45,855         35,658

Long-term debt............................................        467,451        468,486
Program rights payable....................................          1,443            857
Deferred rent and other...................................          4,148          3,771
Accrued employee benefit expenses.........................          1,970          1,980
Deferred income taxes.....................................         16,943         18,172
                                                                  -------        -------
           Total liabilities..............................        537,810        528,924
                                                                  -------        -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued..........................              -              -
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding...............              1              1
      Capital in excess of par value......................         49,631         49,631
      Retained earnings...................................         (4,964)         1,546
      Distributions to owners, net........................       (320,468)      (331,278)
                                                                  -------        -------
         Total stockholder's investment...................       (275,800)      (280,100)
                                                                  -------        -------

                                                                $ 262,010      $ 248,824
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

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                           (unaudited)

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                                  --------------------
                                                                                  2003            2004
                                                                                  ----            ----
Cash flows from operating activities:
      Net (loss) income...................................................    $ (11,448)      $   6,510
                                                                                -------         -------
      Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
         Depreciation and amortization....................................        5,247           4,698
         Cumulative effect of change in accounting principle..............        2,973              --
         Other noncash charges............................................          718             756
         Loss on early repayment of debt..................................       23,194              --
         Provision for doubtful accounts..................................          262             330
         (Gain) loss on disposal of assets................................           (9)             16
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable........................................        2,040           2,621
               Program rights.............................................       10,532          10,353
               Other current assets.......................................         (919)             62
               Other noncurrent assets....................................         (537)           (978)
             Increase (decrease) in liabilities:
               Accounts payable...........................................         (480)           (122)
               Accrued interest payable...................................       (3,051)            (25)
               Program rights payable.....................................      (13,496)        (10,267)
               Accrued employee benefit expenses..........................         (219)           (822)
               Other accrued expenses.....................................       (3,356)            549
               Deferred rent and other liabilities........................        1,428            (377)
               Deferred income taxes......................................        1,445           1,229
                                                                                -------         -------
                                                                                 25,772           8,023
                                                                                -------         -------
               Net cash provided by operating activities..................       14,324          14,533
                                                                                -------         -------

Cash flows from investing activities:
      Capital expenditures................................................       (3,440)         (3,221)
      Proceeds from disposal of assets....................................           32               7
                                                                                -------         -------
               Net cash used in investing activities......................       (3,408)         (3,214)
                                                                                -------         -------

Cash flows from financing activities:
      Proceeds from issuance of debt......................................      451,949              --
      Principal payments on long-term debt and capital lease obligations..     (425,302)           (161)
      Draws under line of credit, net.....................................       13,936           1,000
      Redemption premiums and related costs of early repayment of debt....      (17,409)             --
      Deferred financing costs............................................       (9,392)            (73)
      Distributions to owners, net of certain charges.....................      (28,169)        (11,175)
      Repayments of distributions to owners...............................        3,209             365
                                                                                -------         -------
               Net cash used in financing activities......................      (11,178)        (10,044)
                                                                                -------         -------

Net (decrease) increase in cash and cash equivalents......................         (262)          1,275
Cash and cash equivalents, beginning of period............................        6,299           3,278
                                                                                -------         -------
Cash and cash equivalents, end of period..................................    $   6,037       $   4,553
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2004. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2003, which are contained in the Company's Form 10-K.


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

The carrying value of the Company's indefinite lived intangible assets, consisting of broadcast licenses, at September 30, 2003 and March 31, 2004 was $122,290. The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                                 September 30,      March 31,
                                                     2003             2004
                                                 -------------      ---------

     Gross carrying amount..................       $ 6,174          $ 6,174
     Less accumulated amortization..........        (5,482)          (5,565)
                                                     -----            -----

     Net carrying amount....................       $   692          $   609
                                                     =====            =====

Amortization expense was $84 and $83 during the six-month periods ended March 31, 2003 and 2004, respectively.

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

As a result of the purchase and redemption of its 9 3/4% Debentures as well as the redemption of its 8 7/8% Notes, the Company recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. Such charge was reflected as a nonoperating expense.


NOTE 4 - For the six months ended March 31, 2003 and 2004, distributions to owners and related activity consisted of the following:

                                                                         Federal and
                                                       Distributions    Virginia state         Net
                                                         to Owners        Income Tax      Distributions
                                                       and Dividends      Receivable        to Owners
                                                       -------------    --------------    -------------

Balance as of September 30, 2002................         $ 301,622          $    --         $ 301,622

Cash advances to Perpetual......................            19,730                             19,730
Repayment of cash advances to Perpetual.........            (3,209)                            (3,209)
Benefit from federal and state income taxes.....                              6,017             6,017
Payment of income taxes.........................                              2,422             2,422
                                                           -------            -----           -------

Balance as of March 31, 2003....................         $ 318,143          $ 8,439         $ 326,582
                                                           =======            =====           =======


Balance as of September 30, 2003................         $ 320,468          $    --         $ 320,468

Cash advances to Perpetual......................             9,580                              9,580
Repayment of cash advances to Perpetual.........              (365)                              (365)
Charge for federal and state income taxes.......                             (2,419)           (2,419)
Payment of income taxes.........................                              4,014             4,014
                                                           -------            -----           -------

Balance as of March 31, 2004....................         $ 329,683          $ 1,595         $ 331,278
                                                           =======            =====           =======


The operations of the Company are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual in accordance with the terms of a tax sharing agreement between the Company and Perpetual. For the six months ended March 31, 2003, the Company recorded a benefit for federal and Virginia state income taxes. The actual net benefit for federal and Virginia state income taxes of $3,957 that existed for the year ended September 30, 2003 was effectively distributed to Perpetual as of September 30, 2003 as such benefit would not have been recognized in future years pursuant to the tax sharing agreement between the Company and Perpetual.

The average amount of non-interest bearing advances outstanding was $309,662 and $318,418 during the six months ended March 31, 2003 and 2004, respectively.

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

Fiscal 2003 Financing Transactions
The three and six-month comparative results are impacted by the effect of our two financing transactions completed during the first half of Fiscal 2003. On December 20, 2002, we issued $275,000 principal amount of 7 3/4% senior subordinated notes at par. As of January 21, 2003, we had used the net proceeds from the offering, together with borrowings under our senior credit facility, to purchase and redeem all of our outstanding 9 3/4% senior subordinated debentures as well as to pay the fees and expenses associated with the offering of the 7 3/4% notes.

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

The issuance of the 7 3/4% notes and the related purchase and redemption of the 9 3/4% debentures and the redemption of the 8 7/8% notes will reduce our annual payments of interest on our debt by approximately $5,000. As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of our 8 7/8% notes, we recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. Such charge was reflected as a nonoperating expense.

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2003 and 2004 and the percentage change between the periods:

                                          Three Months Ended March 31,            Six Months Ended March 31,
                                          ----------------------------          ------------------------------
                                                               Percent                                 Percent
                                          2003        2004      Change          2003         2004       Change
                                          ----        ----     -------          ----         ----      -------

Operating revenues, net ............   $ 44,448    $ 47,491       6.8%      $ 102,957    $ 102,287       -0.7%
Total operating expenses............     34,831      35,540       2.0%         71,006       72,933        2.7%
                                         ------      ------                   -------      -------
Operating income....................      9,617      11,951      24.3%         31,951       29,354       -8.1%
Nonoperating expenses, net..........     34,158       9,507     -72.2%         45,436       19,012      -58.2%
Income tax (benefit) provision......     (8,843)        931      --            (5,010)       3,832       --
                                         ------      ------                   -------      -------
(Loss) income before cumulative
effect of change in accounting
principle...........................    (15,698)      1,513      --            (8,475)       6,510       --
Cumulative effect of change in
accounting principle, net of
income tax benefit..................         --          --      --             2,973           --       --
                                         ------      ------                  --------      -------

Net (loss) income...................   $(15,698)   $  1,513      --        $ (11,448)    $   6,510       --
                                         ======      ======                  =======       =======

Operating cash flow<F1>.............   $ 12,275    $ 14,317      16.6%     $  37,198     $  34,052       -8.5
                                         ======      ======                  =======      ========
-------

<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six months ended March 31, 2003 and 2004, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended March 31,                 Six Months Ended March 31,
                                      ----------------------------                 --------------------------
                                       2003                 2004                   2003                 2004
                                       ----                 ----                   ----                 ----
                                 Dollars   Percent    Dollars   Percent      Dollars  Percent     Dollars  Percent
                                 -------   -------    -------   -------      -------  -------     -------  -------

Local and national <F1>.......   $40,018     87.8     $41,538     85.4      $ 85,456    81.0     $ 90,609    86.6
Political <F2>................        20      0.1         999      2.0         7,928     7.5        1,491     1.4
Network compensation <F3>.....     1,474      3.2       1,465      3.0         2,870     2.7        2,783     2.7
Trade and barter <F4>.........     1,678      3.7       1,685      3.5         3,483     3.3        3,351     3.2
Other revenue <F5>............     2,367      5.2       2,948      6.1         5,836     5.5        6,442     6.1
                                  ------    -----      ------    -----       -------   -----      -------   -----
Broadcast revenues............    45,557    100.0      48,635    100.0       105,573   100.0      104,676   100.0
                                            =====                =====                 =====                =====
Fees <F6>.....................    (1,109)              (1,144)                (2,616)              (2,389)
                                  ------               ------                -------              -------

Operating revenues, net ......   $44,448              $47,491               $102,957             $102,287
                                  ======               ======                =======              =======

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


Net operating revenues for the three months ended March 31, 2004 totaled $47,491, an increase of $3,043, or 6.8%, when compared to net operating revenues of $44,448 for the three months ended March 31, 2003. Net operating revenues decreased $670, or 0.7%, to $102,287 for the six months ended March 31, 2004 as compared to $102,957 for the same period in the prior year.

Local and national advertising revenues increased $1,520, or 3.8%, and $5,153, or 6.0%, during the three and six months ended March 31, 2004, respectively, versus the comparable periods in Fiscal 2003. Local and national advertising revenue increased in a majority of our markets during the three and six months ended March 31, 2004. The increase during the three months ended March 31, 2004 reflected increased demand among local and national advertisers as well as the effect on the prior year of preemptions of regular programming and advertiser cancellations related to the beginning of the war in Iraq during March 2003, partially offset by prior year revenue related to the broadcast of the Super Bowl by the ABC network in January 2003 (broadcast by the CBS network in 2004). The increase for the six months ended March 31, 2004 was largely due to the prior year displacement of local and national advertisers during the peak political advertising month of October 2002 and the factors discussed above related to the second fiscal quarter.

Political advertising revenues increased by $979 to $999 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Political advertising revenue increased in all of our markets principally due to advertising related to presidential and local primaries as well as advertising leading up to the November 2004 Presidential election during the three months ended March 31, 2004 with no comparable advertising in the second quarter of Fiscal 2003. Political revenues accelerated in our two Presidential battleground states (Pennsylvania and Arkansas) once the Democratic nominee became apparent. Political advertising revenues decreased $6,437, or 81.2%, during the six months ended March 31, 2004 as compared to the same period in Fiscal 2003. Political advertising revenue decreased in all but one of our markets due to several high-profile local political races affecting our markets for the November 2002 elections, which generated substantial revenue in the first quarter of Fiscal 2003 with no comparable races or elections taking place during the first quarter of Fiscal 2004.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2003 or 2004.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2004 totaled $35,540, an increase of $709, or 2.0%, compared to total operating expenses of $34,831 for the three-month period ended March 31, 2003. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,493, a decrease in depreciation and amortization of $292 and a decrease in corporate expenses of $492.

Total operating expenses for the six months ended March 31, 2004 totaled $72,933, an increase of $1,927, or 2.7%, compared to total operating expenses of $71,006 for the six-month period ended March 31, 2003. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,151, a decrease in depreciation and amortization of $549 and a decrease in corporate expenses of $675.

Television operating expenses, excluding depreciation and amortization, increased $1,493 and $3,151, or 4.9% and 5.0%, for the three and six months ended March 31, 2004, respectively, as compared to the comparable periods in Fiscal 2003. These increases were due primarily to an overall increase in our employee compensation and benefits of 5.1% and 5.3% during the three and six months ended March 31, 2004 as well as an incremental $329 and $618 of news-related promotional expenses specifically at our Washington, D.C. station. The overall increases in employee compensation and benefits during the three and six months ended March 31, 2004 resulted principally from increased news costs in Washington, D.C. as well as increased sales commissions and health insurance costs across all of our stations.

Depreciation and amortization expense decreased $292 and $549, or 11.0% and 10.5%, respectively, for the three and six months ended March 31, 2004 versus the comparable periods in Fiscal 2003. These decreases were principally the result of decreased depreciation associated with the new WJLA/NewsChannel 8 facility during its second full year of depreciation in Fiscal 2004.

Corporate expenses decreased $492 and $675, or 32.4% and 22.7%, respectively, for the three and six months ended March 31, 2004 versus the comparable periods in Fiscal 2003. These decreases were due primarily to decreased key man life insurance expense.

Operating Income
For the three months ended March 31, 2004, operating income of $11,951 increased $2,334, or 24.3%, when compared to operating income of $9,617 for the three months ended March 31, 2003. For the three months ended March 31, 2004, the operating margin increased to 25.2% from 21.6% for the comparable period in Fiscal 2003. The increases in operating income and margin during the three months ended March 31, 2004 were primarily the result of increased net operating revenues, partially offset by increased television operating expenses, excluding depreciation and amortization, as discussed above.

Operating income of $29,354 for the six months ended March 31, 2004 decreased $2,597, or 8.1%, when compared to operating income of $31,951 for the same period in the prior fiscal year. For the six months ended March 31, 2004, the operating margin decreased to 28.7% from 31.0% for the comparable period in the prior fiscal year. The decreases in operating income and margin during the six months ended March 31, 2004 were primarily the result of increased television operating expenses, excluding depreciation and amortization, as discussed above.

Operating Cash Flow
Operating cash flow of $14,317 for the three months ended March 31, 2004 increased $2,042, or 16.6%, as compared to $12,275 for the three-month period ended March 31, 2003. This increase was due primarily to increased net operating revenues, partially offset by increased television operating expenses, excluding depreciation and amortization, as discussed above.

Operating cash flow of $34,052 for the six months ended March 31, 2004 decreased $3,146, or 8.5%, as compared to $37,198 for the same period in the prior fiscal year. The decrease during the six months ended March 31, 2004 was primarily the result of increased television operating expenses, excluding depreciation and amortization, as discussed above.

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

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                     Three Months Ended March 31,      Six Months Ended March 31,
                                     ----------------------------      --------------------------
                                          2003            2004             2003            2004
                                          ----            ----             ----            ----

Operating income..................      $ 9,617         $11,951          $31,951         $29,354
Add:
Depreciation and amortization.....        2,658           2,366            5,247           4,698
                                         ------          ------           ------          ------
Operating cash flow...............      $12,275         $14,317          $37,198         $34,052
                                         ======          ======           ======          ======


Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,214 for the three months ended March 31, 2004 decreased $1,790, or 16.3%, as compared to $11,004 for the three-month period ended March 31, 2003. The average balance of debt outstanding, including capital lease obligations, for the three months ended March 31, 2003 and 2004 was $553,964 and $476,350, respectively, and the weighted average interest rate on debt was 7.9% and 7.6%, for the three months ended March 31, 2003 and 2004, respectively.

Interest expense of $18,391 for the six months ended March 31, 2004 decreased $3,711, or 16.8%, as compared to $22,102 for the comparable period of Fiscal 2003. The average balance of debt outstanding, including capital lease obligations, for the six months ended March 31, 2003 and 2004 was $516,218 and $473,303, respectively, and the weighted average interest rate on debt was 8.5% and 7.6%, for the six months ended March 31, 2003 and 2004, respectively.

The decreases in interest expense were primarily due to the reduced weighted average interest rate on debt in the current year resulting from the two financing transactions completed during the first half of Fiscal 2003 as well as the effect on the prior year of incremental interest expense incurred during the first half of Fiscal 2003 associated with the financing transactions. Incremental interest expense was incurred related to carrying both the then newly issued 7 3/4% notes and the 9 3/4% debentures from December 20, 2002 through January 21, 2003 during the redemption notice period. Also, incremental interest expense was incurred related to carrying both the then newly issued additional 7 3/4% notes and the 8 7/8% notes from February 6, 2003 through March 10, 2003 during the redemption notice period. Had we purchased or redeemed the 9 3/4% debentures on December 20, 2002 and redeemed the 8 7/8% notes on February 6, 2003, interest expense for the three and six months ended March 31, 2003 would have been $9,189 and $19,542, respectively, resulting in an increase of $25, or 0.3%, during the three months ended March 31, 2004 and a decrease of $1,151, or 5.9%, during the six months ended March 31, 2004. The six-month comparison reflects the lower weighted average interest rate on debt, partially offset by higher average balances of debt outstanding. The average balance of debt outstanding, including capital lease obligations, for the three and six months ended March 31, 2003 would have been $476,554 and $459,942, respectively, and the weighted average interest rate on debt during the three and six months ended March 31, 2003 would have been 7.7% and 8.4%, respectively.

Loss on Early Repayment of Debt. As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of our 8 7/8% notes during the quarter ended March 31, 2003, we recorded a pre-tax charge of $23,194. Such charge was reflected as a nonoperating expense.

Income Taxes
The provision for income taxes for the three months ended March 31, 2004 totaled $931 as compared to the benefit from income taxes of $8,843 for the three months ended March 31, 2003. The provision for income taxes for the six months ended March 31, 2004 totaled $3,832, an increase of $8,842 when compared to the benefit from income taxes of $5,010 for the six months ended March 31, 2003. The increase in the provision for income taxes during the three and six months ended March 31, 2004 was primarily due to the effect of the $23,194 loss on early repayment of debt on the results of operations for the three and six months ended March 31, 2003.

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

Net Income
For the three and six months ended March 31, 2004, the Company recorded net income of $1,513 and $6,510, respectively, as compared to a net loss of $15,698 and $11,448 for the three and six months ended March 31, 2003, respectively. The increases of $17,211 and $17,958 during the three and six months ended March 31, 2004 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2003 to March 31, 2004 consisted of decreases in program rights and program rights payable, reflecting the annual cycle of the underlying program contracts, which generally begins in September of each year.

Liquidity and Capital Resources
As of March 31, 2004, our cash and cash equivalents aggregated $4,553, and we had an excess of current assets over current liabilities of $16,323.

Cash Provided by Operations. Our principal sources of working capital are cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on debt. Cash receipts are usually greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term fixed interest rate debt have been higher during the first and third fiscal quarters, and as a result of the redemption of our 8 7/8% notes, will now occur only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flows from operating activities for the full fiscal year.

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $14,324 and $14,533 for the six months ended March 31, 2003 and 2004, respectively.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the six months ended March 31, 2003 and 2004, we made cash advances, net of repayments, to Perpetual of $16,521 and $9,215, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the six months ended March 31, 2003 and 2004, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $2,422 and $4,014, respectively. We were charged by Perpetual for federal and state income taxes totaling $2,419 during the six months ended March 31, 2004. During the six months ended March 31, 2003, we were not charged for federal and state income taxes, but rather, we recorded a benefit for federal and Virginia state taxes of $6,017. Such benefit was reflected as receivable from Perpetual at March 31, 2003; however, the actual net benefit of $3,957 that existed for the year ended September 30, 2003 was effectively distributed to Perpetual as we would not have received any future benefit for federal or Virginia state taxes in accordance with the terms of our tax sharing agreement.

Stockholder's deficit amounted to $280,100 at March 31, 2004, an increase of $4,300, or 1.6%, from the September 30, 2003 deficit of $275,800. The increase was due to a net increase in distributions to owners of $10,810, partially offset by net income for the period of $6,510.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $467,688 at September 30, 2003 to $468,637 at March 31, 2004. This debt, net of applicable discounts, consisted of $452,196 of 7 3/4% senior subordinated notes due December 15, 2012, $16,000 of draws under our senior credit facility and $441 of capital lease obligations at March 31, 2004. The increase of $949 in total debt from September 30, 2003 to March 31, 2004 was primarily due to a net increase in draws under our senior credit facility of $1,000.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. The senior credit facility was amended as of December 10, 2003 to adjust a financial covenant through March 31, 2004. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2004, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2004 will approximate $7,000 and will be primarily for the implementation of DTV service in our two remaining markets (Birmingham and Harrisburg) and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2004 totaled $3,221.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2004, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2004, the carrying value of such debt was $452,196, the fair value was approximately $472,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      See Exhibit Index on pages 19-21.

b.   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ALLBRITTON COMMUNICATIONS COMPANY
                                                         (Registrant)




       May 13, 2004                          /s/ Robert L. Allbritton
------------------------------            --------------------------------------
             Date                         Name: Robert L. Allbritton
                                          Title: Chairman and Chief
                                                    Executive Officer



       May 13, 2004                          /s/ Stephen P. Gibson
------------------------------            --------------------------------------
             Date                         Name:  Stephen P. Gibson
                                          Title: Senior Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX



  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
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

  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
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

  10.3       Primary Television Affiliation Agreement (WSET,
             Incorporated). (with a schedule attached for other stations' substantially identical affiliation agreements)**

  10.4       Tax Sharing Agreement effective as of September 30, 1991          *
             by and among Perpetual Corporation, ACC and ALLNEWSCO,
             Inc., amended as of October 29, 1993. (Incorporated by
             reference to Exhibit 10.11 of Company's Registration
             Statement on Form S-4, No. 333-02302, dated March 12,
             1996)

  10.5       Second Amendment to Tax Sharing Agreement effective as of         *
             October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit
             10.9 of the Company's Form 10-K, No. 333-02302, dated
             December 22, 1998)

  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
  10.6       Master Equipment Lease Agreement dated as of November 22,         *
             2000 between Fleet Capital Corporation and ACC.
             (Incorporated by reference to Exhibit 10.19 of the
             Company's Form 10-K, No. 333-02302, dated December 28,
             2000)

  10.7       Amended and Restated Pledge Agreement dated as of March           *
             27, 2001 by and among ACC, Allbritton Group, Inc.,
             Allfinco, Inc., and Fleet National Bank, as Agent.
             (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

  10.8       Supplement No. 1 dated as of December 13, 2002 to the             *
             Amended and Restated Pledge Agreement dated as of March
             27, 2001 by and among ACC, Allbritton Group, Inc.,
             Allfinco, Inc. and Fleet National Bank, as Agent.
             (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

  10.9       Joinder Agreement dated as of December 13, 2002 by ACC            *
             Licensee, Inc. to the Amended and Restated Pledge
             Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc. and Fleet National
             Bank, as Agent. (Incorporated by reference to Exhibit
             10.16 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

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

  31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities
             Exchange Act of 1934, as amended.

-----------------
*Previously filed
**Portions have been omitted pursuant to a request for confidential treatment