Form 10-Q
period 2004-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2004-08-12
CIK 889156

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number:
        June 30, 2004                                          333-02302


                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                           74-1803105
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

                                 --------------

     Number of shares of Common Stock outstanding as of August 12, 2004: 20,000 shares.

--------------

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements:

        Consolidated  Statements of Operations and Retained Earnings for
        the Three and Nine Months Ended June 30, 2003 and 2004..........       1

        Consolidated  Balance  Sheets as of September  30, 2003 and June
        30, 2004........................................................       2

        Consolidated  Statements of Cash Flows for the Nine Months Ended
        June 30, 2003 and 2004..........................................       3

        Notes to Interim Consolidated Financial Statements..............       4

Item 2. Management's Discussion and  Analysis of Financial Condition and
        Results of Operations...........................................       7

Item 3. Quantitative and Qualitative Disclosures About Market Risk......      16

Item 4. Controls and Procedures.........................................      16


PART II OTHER INFORMATION

Item 1. Legal Proceedings...............................................      17

Item 6. Exhibits and Reports on Form 8-K................................      17

Signatures..............................................................      18

Exhibit Index...........................................................      19

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements


                              ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                 CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (Dollars in thousands)
                                         (unaudited)


                                                     Three Months Ended             Nine Months Ended
                                                          June 30,                       June 30,
                                                     ------------------             ------------------
                                                     2003          2004             2003          2004
                                                     ----          ----             ----          ----

Operating revenues, net........................   $ 51,271      $ 53,393         $ 154,228     $ 155,680
                                                    ------        ------           -------       -------

Television operating expenses, excluding
     depreciation and amortization.............     31,002        31,299            93,783        97,231
Depreciation and amortization..................      2,699         2,315             7,946         7,013
Corporate expenses.............................      1,669         1,378             4,647         3,681
                                                    ------        ------           -------       -------
                                                    35,370        34,992           106,376       107,925
                                                    ------        ------           -------       -------

Operating income...............................     15,901        18,401            47,852        47,755
                                                    ------        ------           -------       -------

Nonoperating income (expense)
     Interest income
         Related party.........................         --            14                88           107
         Other.................................         11             5               336            15
     Interest expense..........................     (9,285)       (9,161)          (31,387)      (27,552)
     Loss on early repayment of debt...........         --            --           (23,194)           --
     Other, net................................       (290)         (276)             (843)       (1,000)
                                                    ------        ------           -------       -------
                                                    (9,564)       (9,418)          (55,000)      (28,430)
                                                    ------        ------           -------       -------
Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle......................      6,337         8,983            (7,148)       19,325

Provision for (benefit from) income taxes......      2,487         3,307            (2,523)        7,139
                                                    ------        ------           -------       -------

Income (loss) before cumulative effect
     of change in accounting principle.........      3,850         5,676            (4,625)       12,186

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $2,027 (Note 2)........................         --            --             2,973            --
                                                    ------        ------           -------       -------

Net income (loss)..............................      3,850         5,676            (7,598)       12,186

Retained earnings, beginning of period.........     (6,531)        1,546             4,917        (4,964)
                                                    ------        ------           -------       -------

Retained earnings, end of period...............   $ (2,681)     $  7,222         $  (2,681)    $   7,222
                                                    ======        ======           =======       =======

            See accompanying notes to interim consolidated financial statements.

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                  CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)

                                                                                         June 30,
                                                                   September 30,           2004
                                                                       2003            (unaudited)
Assets                                                             -------------       -----------
Current assets
      Cash and cash equivalents.................................     $   3,278          $   5,568
      Accounts receivable, net..................................        38,663             39,964
      Program rights............................................        18,862              3,911
      Deferred income taxes.....................................           842                842
      Other.....................................................         2,140              2,279
                                                                       -------            -------
           Total current assets.................................        63,785             52,564

Property, plant and equipment, net..............................        53,577             51,166
Intangible assets, net..........................................       122,982            122,857
Deferred financing costs and other..............................        10,004              9,431
Cash surrender value of life insurance..........................        10,848             11,410
Program rights..................................................           814                373
                                                                       -------            -------

                                                                     $ 262,010          $ 247,801
                                                                       =======            =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt.........................     $     237          $     158
      Accounts payable..........................................         2,556              2,616
      Accrued interest payable..................................        10,553              1,580
      Program rights payable....................................        22,530              7,945
      Accrued employee benefit expenses.........................         4,579              4,606
      Other accrued expenses....................................         5,400              6,914
                                                                       -------            -------
           Total current liabilities............................        45,855             23,819

Long-term debt..................................................       467,451            466,997
Program rights payable..........................................         1,443                557
Deferred rent and other.........................................         4,148              3,581
Accrued employee benefit expenses...............................         1,970              2,006
Deferred income taxes...........................................        16,943             19,390
                                                                       -------            -------
           Total liabilities....................................       537,810            516,350
                                                                       -------            -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued............................................             -                  -
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding.................................             1                  1
      Capital in excess of par value............................        49,631             49,631
      Retained earnings.........................................        (4,964)             7,222
      Distributions to owners, net..............................      (320,468)          (325,403)
                                                                       -------            -------
         Total stockholder's investment.........................      (275,800)          (268,549)
                                                                       -------            -------

                                                                     $ 262,010          $ 247,801
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

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                          (unaudited)

                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                                    -----------------
                                                                                  2003             2004
                                                                                  ----             ----
Cash flows from operating activities:
      Net (loss) income..................................................     $  (7,598)        $ 12,186
                                                                                -------           ------
      Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
         Depreciation and amortization...................................         7,946            7,013
         Cumulative effect of change in accounting principle.............         2,973               --
         Other noncash charges...........................................         1,092            1,138
         Loss on early repayment of debt.................................        23,194               --
         Provision for doubtful accounts.................................           398              464
         Gain on disposal of assets......................................           (41)             (51)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable.......................................        (1,939)          (1,765)
               Program rights............................................        15,711           15,392
               Other current assets......................................          (802)            (139)
               Other noncurrent assets...................................          (472)            (888)
             Increase (decrease) in liabilities:
               Accounts payable..........................................           312               60
               Accrued interest payable..................................        (9,597)          (8,973)
               Program rights payable....................................       (17,187)         (15,471)
               Accrued employee benefit expenses.........................          (513)              63
               Other accrued expenses....................................        (4,425)           1,514
               Deferred rent and other liabilities.......................         1,255             (567)
               Deferred income taxes.....................................         3,110            2,447
                                                                                -------           ------
                                                                                 21,015              237
                                                                                -------           ------
               Net cash provided by operating activities.................        13,417           12,423
                                                                                -------           ------

Cash flows from investing activities:
      Capital expenditures...............................................        (6,062)          (4,531)
      Proceeds from disposal of assets...................................            66              105
                                                                                -------           ------
               Net cash used in investing activities.....................        (5,996)          (4,426)
                                                                                -------           ------

Cash flows from financing activities:
      Proceeds from issuance of debt.....................................       451,949               --
      Principal payments on long-term debt and capital lease
        obligations......................................................      (425,438)            (199)
      Draws (repayments) under line of credit, net.......................        15,136             (500)
      Redemption premiums and related costs of early repayment of debt...       (17,409)              --
      Deferred financing costs...........................................        (9,555)             (73)
      Distributions to owners, net of certain charges....................       (27,256)         (17,300)
      Repayments of distributions to owners..............................         4,009           12,365
                                                                                -------           ------
               Net cash used in financing activities.....................        (8,564)          (5,707)
                                                                                -------           ------

Net (decrease) increase in cash and cash equivalents.....................        (1,143)           2,290
Cash and cash equivalents, beginning of period...........................         6,299            3,278
                                                                                -------           ------
Cash and cash equivalents, end of period.................................     $   5,156         $  5,568
                                                                                =======           ======

Non-cash investing and financing activities:
      Dividends declared and unpaid......................................     $   5,000         $     --
                                                                                =======           ======


            See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2004. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2003, which are contained in the Company's Form 10-K.


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

The carrying value of the Company's indefinite lived intangible assets, consisting of broadcast licenses, at September 30, 2003 and June 30, 2004 was $122,290. The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                                September 30,       June 30,
                                                    2003              2004
                                                -------------       --------

     Gross carrying amount.................        $ 6,174          $ 6,174
     Less accumulated amortization.........         (5,482)          (5,607)
                                                     -----            -----

     Net carrying amount...................        $   692          $   567
                                                     =====            =====

Amortization expense was $126 and $125 during the nine-month periods ended June 30, 2003 and 2004, respectively.

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

NOTE 4 - For the nine months ended June 30, 2003 and 2004, distributions to owners and related activity consisted of the following:

                                                                           Federal and
                                                      Distributions      Virginia state           Net
                                                        to Owners          Income Tax        Distributions
                                                      and Dividends        Receivable          to Owners
                                                      -------------      --------------      -------------

Balance as of September 30, 2002................        $ 301,622            $    --           $ 301,622

Cash advances to Perpetual......................           19,730                                 19,730
Repayment of cash advances to Perpetual.........           (4,009)                                (4,009)
Dividends declared and unpaid...................            5,000                                  5,000
Benefit from federal and state income taxes.....                               5,104               5,104
Payment of income taxes.........................                               2,422               2,422
                                                          -------              -----             -------

Balance as of June 30, 2003.....................        $ 322,343            $ 7,526           $ 329,869
                                                          =======              =====             =======


Balance as of September 30, 2003................        $ 320,468            $    --           $ 320,468

Cash advances to Perpetual......................           14,680                                 14,680
Repayment of cash advances to Perpetual.........          (12,365)                               (12,365)
Charge for federal and state income taxes.......                              (4,313)             (4,313)
Payment of income taxes.........................                               6,933               6,933
                                                          -------              -----             -------

Balance as of June 30, 2004.....................        $ 322,783            $ 2,620           $ 325,403
                                                          =======              =====             =======

During the three months ended June 30, 2003, the Company declared cash dividends of $250 per common share, or $5,000, payable during the three months ended September 30, 2003. The Company recorded these dividends in Distributions to owners, net and Dividends payable when declared. No cash advances were made to Perpetual during the three months ended June 30, 2003.

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

The average amount of non-interest bearing advances outstanding was $312,304 and $320,700 during the nine months ended June 30, 2003 and 2004, respectively.

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

Fiscal 2003 Financing Transactions
The three and nine-month comparative results are impacted by the effect of our two financing transactions completed during the first half of Fiscal 2003. On December 20, 2002, we issued $275,000 principal amount of 7 3/4% senior subordinated notes at par. As of January 21, 2003, we had used the net proceeds from the offering, together with borrowings under our senior credit facility, to purchase and redeem all of our outstanding 9 3/4% senior subordinated debentures as well as to pay the fees and expenses associated with the offering of the 7 3/4% notes.

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

Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2003 and 2004 and the percentage change between the periods:

                                          Three Months Ended June 30,          Nine Months Ended June 30,
                                          ---------------------------          --------------------------
                                                               Percent                              Percent
                                          2003       2004      Change         2003       2004       Change
                                          ----       ----      ------         ----       ----       ------

Operating revenues, net ............    $51,271    $53,393       4.1%       $154,228   $155,680       0.9%
Total operating expenses............     35,370     34,992      -1.1%        106,376    107,925       1.5%
                                         ------     ------                   -------    -------
Operating income....................     15,901     18,401      15.7%         47,852     47,755      -0.2%
Nonoperating expenses, net..........      9,564      9,418      -1.5%         55,000     28,430     -48.3%
Income tax provision (benefit)......      2,487      3,307      33.0%         (2,523)     7,139       --
                                         ------     ------                   -------    -------

Income (loss) before cumulative
effect of change in accounting
principle...........................      3,850      5,676      47.4%         (4,625)    12,186       --
Cumulative effect of change in
accounting principle, net of income
tax benefit.........................         --         --       --            2,973         --       --
                                         ------     ------                   -------    -------

Net income (loss)...................    $ 3,850    $ 5,676      47.4%       $ (7,598)  $ 12,186       --
                                         ======     ======                   =======    =======

Operating cash flow <F1>............    $18,600    $20,716      11.4%       $ 55,798   $ 54,768      -1.8%
                                         ======     ======                   =======    =======

-------
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2003 and 2004, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended June 30,                Nine Months Ended June 30,
                                      ---------------------------                --------------------------
                                       2003                 2004                 2003                  2004
                                       ----                 ----                 ----                  ----
                                 Dollars   Percent    Dollars   Percent    Dollars   Percent     Dollars   Percent
                                 -------   -------    -------   -------    -------   -------     -------   -------

Local and national<F1>........   $47,231     90.0     $47,588     86.9    $132,687     83.9     $138,197     86.7
Political<F2>.................       179      0.3       1,878      3.4       8,107      5.1        3,369      2.1
Network compensation<F3>......     1,469      2.8       1,474      2.7       4,339      2.8        4,257      2.7
Trade and barter<F4>..........     1,750      3.3       1,668      3.1       5,233      3.3        5,019      3.1
Other revenue<F5>.............     1,882      3.6       2,128      3.9       7,718      4.9        8,570      5.4
                                  ------    -----      ------    -----     -------    -----      -------    -----
Broadcast revenues............    52,511    100.0      54,736    100.0     158,084    100.0      159,412    100.0
                                            =====                =====                =====                 =====
Fees<F6>......................    (1,240)              (1,343)              (3,856)              (3,732)
                                  ------               ------              -------              -------

Operating revenues, net ......   $51,271              $53,393             $154,228             $155,680
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

Net operating revenues for the three months ended June 30, 2004 totaled $53,393, an increase of $2,122, or 4.1%, when compared to net operating revenues of $51,271 for the three months ended June 30, 2003. Net operating revenues increased $1,452, or 0.9%, to $155,680 for the nine months ended June 30, 2004 as compared to $154,228 for the same period in the prior year.

Local and national advertising revenues increased $357, or 0.8%, and $5,510, or 4.2%, during the three and nine months ended June 30, 2004, respectively, versus the comparable periods in Fiscal 2003. Local and national advertising revenue increased in a majority of our markets during the three and nine months ended June 30, 2004, reflecting increased demand among local and national advertisers. The increase for the nine months ended June 30, 2004 also reflects the prior year displacement of local and national advertisers during the peak political advertising month of October 2002, partially offset by prior year revenue related to the broadcast of the Super Bowl by the ABC network in January 2003 (broadcast by the CBS network in 2004).

Political advertising revenues increased by $1,699 to $1,878 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Political advertising revenue increased in all but one of our markets principally due to advertising related to local primaries as well as advertising leading up to the November 2004 Presidential election during the three months ended June 30, 2004 with no comparable advertising in the third quarter of Fiscal 2003. Political revenues accelerated in our two Presidential battleground states (Pennsylvania and Arkansas) once the Democratic nominee became apparent. Political advertising revenues decreased $4,738, or 58.4%, during the nine months ended June 30, 2004 as compared to the same period in Fiscal 2003. Political advertising revenue decreased in a majority of our markets due to several high-profile local political races affecting our markets for the November 2002 elections, which generated substantial revenue in the first quarter of Fiscal 2003 with no comparable races or elections taking place during the first quarter of Fiscal 2004. This first quarter decrease was partially offset by the increased political revenue during the second and third quarters of Fiscal 2004 as discussed above.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or nine months ended June 30, 2003 or 2004.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2004 totaled $34,992, a decrease of $378, or 1.1%, compared to total operating expenses of $35,370 for the three-month period ended June 30, 2003. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $297, a decrease in depreciation and amortization of $384 and a decrease in corporate expenses of $291.

Total operating expenses for the nine months ended June 30, 2004 totaled $107,925, an increase of $1,549, or 1.5%, compared to total operating expenses of $106,376 for the nine-month period ended June 30, 2003. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,448, a decrease in depreciation and amortization of $933 and a decrease in corporate expenses of $966.

Television operating expenses, excluding depreciation and amortization, increased $297 and $3,448, or 1.0% and 3.7%, for the three and nine months ended June 30, 2004, respectively, as compared to the comparable periods in Fiscal 2003. The increase during the three and nine months ended June 30, 2004 was due primarily to an overall increase in our employee compensation and benefits of 3.0% and 4.6% , respectively. Additionally, news-related promotional expenses at our Washington, D.C. station decreased $176 during the three months ended June 30, 2004 and increased $441 during the nine months ended June 30, 2004 as compared to the same periods in Fiscal 2003. The overall increases in employee compensation and benefits resulted principally from increased news personnel costs in Washington, D.C., increased health insurance costs across the company and increased sales commissions at a majority of our stations.

Depreciation and amortization expense decreased $384 and $933, or 14.2% and 11.7%, respectively, for the three and nine months ended June 30, 2004 versus the comparable periods in Fiscal 2003. These decreases were principally the result of decreased depreciation associated with the new WJLA/NewsChannel 8 facility during its second full year of depreciation in Fiscal 2004.

Corporate expenses decreased $291 and $966, or 17.4% and 20.8%, respectively, for the three and nine months ended June 30, 2004 versus the comparable periods in Fiscal 2003. These decreases were due primarily to decreased key man life insurance expense.

Operating Income
For the three months ended June 30, 2004, operating income of $18,401 increased $2,500, or 15.7%, when compared to operating income of $15,901 for the three months ended June 30, 2003. For the three months ended June 30, 2004, the operating margin increased to 34.5% from 31.0% for the comparable period in Fiscal 2003. The increases in operating income and margin during the three months ended June 30, 2004 were primarily the result of increased net operating revenues, as discussed above.

Operating income of $47,755 for the nine months ended June 30, 2004 decreased $97, or 0.2%, when compared to operating income of $47,852 for the same period in the prior fiscal year. For the nine months ended June 30, 2004, the operating margin decreased to 30.7% from 31.0% for the comparable period in the prior fiscal year. The decreases in operating income and margin during the nine months ended June 30, 2004 were primarily the result of increased television operating expenses, excluding depreciation and amortization, partially offset by increased net operating revenues, as discussed above.

Operating Cash Flow
Operating cash flow of $20,716 for the three months ended June 30, 2004 increased $2,116, or 11.4%, as compared to $18,600 for the three-month period ended June 30, 2003. This increase was due primarily to increased net operating revenues, as discussed above.

Operating cash flow of $54,768 for the nine months ended June 30, 2004 decreased $1,030, or 1.8%, as compared to $55,798 for the same period in the prior fiscal year. The decrease during the nine months ended June 30, 2004 was primarily the result of increased television operating expenses, excluding depreciation and amortization, partially offset by increased net operating revenues and decreased corporate expenses, as discussed above.

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

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                     Three Months Ended June 30,      Nine Months Ended June 30,
                                     ---------------------------      --------------------------
                                        2003            2004             2003            2004
                                        ----            ----             ----            ----

Operating income..................    $15,901         $18,401          $47,852         $47,755
Add:
Depreciation and amortization.....      2,699           2,315            7,946           7,013
                                       ------          ------           ------          ------
Operating cash flow...............    $18,600         $20,716          $55,798         $54,768
                                       ======          ======           ======          ======

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,161 for the three months ended June 30, 2004 decreased $124, or 1.3%, as compared to $9,285 for the three-month period ended June 30, 2003. This decrease was related to lower average debt balances outstanding during the three months ended June 30, 2004. The average balance of debt outstanding, including capital lease obligations, for the three months ended June 30, 2003 and 2004 was $480,961 and $467,911, respectively, and the weighted average interest rate on debt was 7.6% and 7.7%, for the three months ended June 30, 2003 and 2004, respectively.

Interest expense of $27,552 for the nine months ended June 30, 2004 decreased $3,835, or 12.2%, as compared to $31,387 for the comparable period of Fiscal 2003. The average balance of debt outstanding, including capital lease obligations, for the nine months ended June 30, 2003 and 2004 was $504,466 and $471,513, respectively, and the weighted average interest rate on debt was 8.2% and 7.6%, for the nine months ended June 30, 2003 and 2004, respectively.

The decrease in interest expense for the nine months ended June 30, 2004 was primarily due to the reduced weighted average interest rate on debt in the current year resulting from the two financing transactions completed during the first half of Fiscal 2003 as well as the effect on the prior year of incremental interest expense incurred during the first half of Fiscal 2003 associated with the financing transactions. Incremental interest expense was incurred related to carrying both the then newly issued 7 3/4% notes and the 9 3/4% debentures from December 20, 2002 through January 21, 2003 during the redemption notice period. Also, incremental interest expense was incurred related to carrying both the then newly issued additional 7 3/4% notes and the 8 7/8% notes from February 6, 2003 through March 10, 2003 during the redemption notice period. Had we purchased or redeemed the 9 3/4% debentures on December 20, 2002 and redeemed the 8 7/8% notes on February 6, 2003, interest expense for the nine months ended June 30, 2003 would have been $28,827, resulting in a decrease of $1,275, or 4.4%,which reflects the lower weighted average interest rate on debt, partially offset by higher average balances of debt outstanding during the nine months ended June 30, 2004. The average balance of debt outstanding, including capital lease obligations, for the nine months ended June 30, 2003 would have been $463,261, and the weighted average interest rate on debt during the nine months ended June 30, 2003 would have been 8.1%.

Loss on Early Repayment of Debt. As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of our 8 7/8% notes during the quarter ended March 31, 2003, we recorded a pre-tax charge of $23,194. Such charge was reflected as a nonoperating expense.

Income Taxes
The provision for income taxes for the three months ended June 30, 2004 totaled $3,307, an increase of $820, or 33.0%, as compared to the provision for income taxes of $2,487 for the three months ended June 30, 2003. The increase during the three months ended June 30, 2004 was the result of the $2,646, or 41.8%, increase in pre-tax income. The provision for income taxes for the nine months ended June 30, 2004 totaled $7,139, an increase of $9,662 when compared to the benefit from income taxes of $2,523 for the nine months ended June 30, 2003. The increase in the provision for income taxes during the nine months ended June 30, 2004 was primarily due to the effect of the $23,194 loss on early repayment of debt on the results of operations for the nine months ended June 30, 2003.

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

Net Income
For the three and nine months ended June 30, 2004, the Company recorded net income of $5,676 and $12,186, respectively, as compared to net income of $3,850 for the three months ended June 30, 2003 and a net loss of $7,598 for the nine months ended June 30, 2003. The increases of $1,826 and $19,784 during the three and nine months ended June 30, 2004 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2003 to June 30, 2004 consisted primarily of decreases in program rights and program rights payable, which reflect the annual cycle of the underlying program contracts, which generally begins in September of each year. Additionally, accrued interest payable decreased due to scheduled payments of interest on long-term debt.

Liquidity and Capital Resources
As of June 30, 2004, our cash and cash equivalents aggregated $5,568, and we had an excess of current assets over current liabilities of $28,745.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $13,417 and $12,423 for the nine months ended June 30, 2003 and 2004, respectively.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the nine months ended June 30, 2003 and 2004, we made cash advances, net of repayments, to Perpetual of $15,721 and $2,315, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. No cash advances were made during the three months ended June 30, 2003.

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

During the three months ended June 30, 2003, we declared cash dividends of $250 per common share, or $5,000, payable during the three months ended September 30, 2003. We recorded these dividends in Distributions to owners, net and Dividends payable when declared.

During the nine months ended June 30, 2003 and 2004, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $2,422 and $6,933, respectively. We were charged by Perpetual for federal and state income taxes totaling $4,313 during the nine months ended June 30, 2004. During the nine months ended June 30, 2003, we were not charged for federal and state income taxes, but rather, we recorded a benefit for federal and Virginia state taxes of $5,104. Such benefit was reflected as receivable from Perpetual at June 30, 2003; however, the actual net benefit of $3,957 that existed for the year ended September 30, 2003 was effectively distributed to Perpetual as we would not have received any future benefit for federal or Virginia state taxes in accordance with the terms of our tax sharing agreement.

Stockholder's deficit amounted to $268,549 at June 30, 2004, a decrease of $7,251, or 2.6%, from the September 30, 2003 deficit of $275,800. The decrease was due to net income for the period of $12,186, partially offset by a net increase in distributions to owners of $4,935.

Indebtedness. Our total debt, including the current portion of long-term debt, decreased from $467,688 at September 30, 2003 to $467,155 at June 30, 2004. This debt, net of applicable discounts, consisted of $452,252 of 7 3/4% senior subordinated notes due December 15, 2012, $14,500 of draws under our senior credit facility and $403 of capital lease obligations at June 30, 2004. The decrease of $533 in total debt from September 30, 2003 to June 30, 2004 was primarily due to net repayments under our senior credit facility of $500.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2004, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2004 will be in the approximate range of $6,000 to $7,000 and will be primarily for the implementation of DTV service in our two remaining markets (Birmingham and Harrisburg) and the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2004 totaled $4,531.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2004, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At June 30, 2004, the carrying value of such debt was $452,252, the fair value was approximately $448,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                          (Registrant)




     August 12, 2004                             /s/ Robert L. Allbritton
----------------------------                  ----------------------------------
          Date                                Name: Robert L. Allbritton
                                              Title: Chairman and Chief
                                                        Executive Officer



     August 12, 2004                             /s/ Stephen P. Gibson
----------------------------                  ----------------------------------
          Date                                Name:  Stephen P. Gibson
                                              Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
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

  10.3       Primary Television Affiliation Agreement (WSET,                   *
             Incorporated). (with a schedule attached for other stations' substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 13,
             2004)**

  10.4       Tax Sharing Agreement effective as of September 30, 1991          *
             by and among Perpetual Corporation, ACC and ALLNEWSCO,
             Inc., amended as of October 29, 1993. (Incorporated by
             reference to Exhibit 10.11 of Company's Registration
             Statement on Form S-4, No. 333-02302, dated March 12,
             1996)

  Exhibit No.                 Description of Exhibit                    Page No.
  -----------                 ----------------------                    --------
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

-----------------
*Previously filed
**Portions have been omitted pursuant to confidential treatment