Form 10-K
period 2004-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2004-12-15
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                  74-1803105
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

 808 Seventeenth Street, N.W., Suite 300
            Washington, D.C.                               20006-3910
(Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number,
          including area code:                           (202) 789-2130

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

As of December 15, 2004, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

______________
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2004, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms "Allbritton," "our," "us," "we" or the "Company" refer to Allbritton Communications Company and its subsidiaries, and "ACC" refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" and "NewsChannel 8 " together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT," "WBMA" and "WJSU" refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term "ACCLI" refers to ACC Licensee, Inc. (licensee of WJLA and NewsChannel 8). The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton, Chairman of the Executive Committee of the Board of Directors of ACC. "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. "Harrisburg Television" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that owns WCFT, WJSU and WBMA. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is a 99%-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, Chairman of the Board of Directors and Chief Executive Officer of ACC, that is a minority owner of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name that owns 20% of each of Harrisburg Television and TV Alabama.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I

   Item 1.   Business....................................................      1
   Item 2.   Properties..................................................     17
   Item 3.   Legal Proceedings...........................................     19
   Item 4.   Submission of Matters to a Vote of Security Holders.........     19

Part II

   Item 5.   Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..........     19
   Item 6.   Selected Consolidated Financial Data........................     20
   Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................     23
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..     44
   Item 8.   Consolidated Financial Statements and Supplementary Data....     44
   Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................     44
   Item 9A.  Controls and Procedures.....................................     44
   Item 9B.  Other Information...........................................     44

Part III

   Item 10.  Directors and Executive Officers of the Registrant..........     45
   Item 11.  Executive Compensation......................................     48
   Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.................................................     49
   Item 13.  Certain Relationships and Related Transactions..............     50
   Item 14.  Principal Accounting Fees and Services......................     52

Part IV

   Item 15.  Exhibits and Financial Statement Schedules..................     52

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

                                     PART I

                              ITEM 1. OUR BUSINESS

The Company

      We own and operate ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. Our owned and operated stations broadcast to the 8th, 40th, 42nd, 57th, 60th, 67th and 101st largest national media markets in the United States, respectively, as defined by Nielsen Media Research, Inc. ("Nielsen"), and reach approximately 5.0% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

      Our stations are owned and operated by ACC (WJLA-TV/NewsChannel 8), Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and
WBMA). Each company other than ACC is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of Allbritton Group, Inc. ("AGI"), which is controlled by Perpetual Corporation, which in turn is controlled by Mr. Joe L. Allbritton, Chairman of the Executive Committee of the ACC Board of Directors. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3910, and our telephone number at that address is (202) 789-2130.

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

      Television station revenues are primarily derived from local, regional and national advertisers and, to a much lesser extent, from networks and program syndicators for the broadcast of programming and from other broadcast-related activities, including retransmission fees from multi-channel video providers such as direct broadcast satellite ("DBS") providers. Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect both the broadcast industry in general and the revenues of individual broadcast television stations.

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

      Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses two methods of determining a station's ratings and share. In larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed diaries of television viewing, while in smaller markets ratings are determined by weekly diaries only. Of the market areas in which we conduct business, Washington, D.C., Birmingham, Alabama and Tulsa, Oklahoma are metered markets while the remaining markets are weekly diary markets.

      National television ratings have been produced by Nielsen using People Meter technology since 1987. Recently, Nielsen has begun to offer People Meter service at the local level in place of television meters and weekly diaries. The People Meter records viewing behavior in real time, producing viewer demographic data on a daily basis. Nielsen launched Local People Meter service in Boston in 2002 and has introduced the service to other major markets, including New York, Los Angeles and Chicago during 2004. Nielsen has notified us of its plan to introduce Local People Meter service to the Washington, D.C. market in May 2005.

      Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, UPN, WB and PAX TV have been launched as new broadcast television networks, along with specialized networks, Telemundo, Univision and TV Azteca.

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

      In the 1990s, DBS service was introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Legislation was enacted in November 1999 that permits local stations, under specified conditions, to be carried on satellite which will retransmit those signals back to the originating market. As DBS providers expand their facilities, an increasing number of local stations will be carried as "local-to-local" signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. All of our stations are currently carried on DBS systems.

      We believe that the market shares of television stations affiliated with ABC, NBC and CBS declined during the 1980s and 1990s because of the emergence of FOX and certain strong independent stations and because of increased cable penetration. Affiliates of the minor networks have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, major network-quality and regional sports programming. In addition, there has been substantial growth in the number of home satellite dish receivers and video cassette recorders, which has further expanded the number of programming alternatives available to household audiences, along with non-broadcast alternatives, especially with respect to news, available over the rapidly expanding internet.

      Terrestrially-distributed television broadcast stations use analog transmission technology. Recent advances in digital transmission technology formats have enabled broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC has authorized a transition plan to convert existing analog stations to digital by temporarily offering a second channel to transmit programming digitally with the return of the analog channel after the transition period. See "Legislation and Regulation--Digital Television." All of our stations, except WJSU, which is expected to begin digital transmissions by April 2005, broadcast with both an analog and digital signal.

Station Information

      The following table sets forth general information for each of our owned stations as of May 2004:

                                                                                      Total
                                                                           Market   Commercial                 Rank
                                                    Analog      Digital     Rank    Competitors   Station       in
  Designated                           Network      Channel     Channel    or DMA    in Market    Audience    Market   Acquisition
  Market Area            Station     Affiliation   Frequency   Allocation   <F1>       <F2>       Share<F3>    <F4>        Date
  -----------            -------     -----------   ---------   ----------   ----       ----       ---------    ----        ----
Washington, D.C.           WJLA          ABC         7/VHF         39         8          6           19%        4       01/29/76
Birmingham
  (Anniston and
  Tuscaloosa),
  AL <F5>             WBMA/WCFT/WJSU     ABC            --         --        40          6           21%        3             --
   Birmingham              WBMA          ABC        58/UHF         --        --         --           --        --       08/01/97
   Anniston                WJSU          ABC        40/UHF          9        --         --           --        --       03/22/00<F6>
   Tuscaloosa              WCFT          ABC        33/UHF          5        --         --           --        --       03/15/96
Harrisburg-Lancaster-
  York-Lebanon, PA         WHTM          ABC        27/UHF         10        42          5           20%        3       03/01/96
Little Rock, AR            KATV          ABC         7/VHF         22        57          5           31%        1       04/06/83
Tulsa, OK                  KTUL          ABC         8/VHF         10        60          6           26%        2       04/06/83
Roanoke-Lynchburg, VA      WSET          ABC        13/VHF         34        67          4           21%        3       01/29/76<F7>
Charleston, SC             WCIV          ABC         4/VHF         34       101          5           14%        3       01/29/76<F7>

________________
<F1> Represents market rank based on the Nielsen Station Index published
     September 2004.
<F2> Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period.
<F3> Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F4> Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday.
<F5> TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6> We began programming WJSU pursuant to a local marketing agreement in
     December 1995. In connection with the local marketing agreement, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU and completed our acquisition of WJSU on March 22, 2000. See "Owned Stations--WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama."
<F7> WSET and WCIV have been indirectly owned and operated by Joe L. Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.


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

      In addition, we continually seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 60 radio stations in three states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

      During Fiscal 2002, we acquired the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 were integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. The combination of these two operations has allowed for certain operational efficiencies.

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

      Cost Control. We believe that controlling costs is an essential factor in achieving and maintaining the profitability of our stations. We believe that by delivering highly targeted audience levels and controlling programming and operating costs, our stations can achieve increased levels of revenue and operating cash flow. Each station rigorously manages its expenses through a budgetary control process and project accounting, which include an analysis of revenue and programming costs by daypart. Moreover, each station closely monitors its staffing levels.

Owned Stations

   WJLA/NewsChannel 8:    Washington, D.C.

      Acquired by ACC in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license (held by ACCLI) expired on October 1, 2004. An application for license renewal is pending. See "Legislation and Regulation--License Renewal." Washington, D.C. is the eighth largest DMA, with approximately 2,242,000 television households. We believe that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, constituting the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 were integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. The combination of these two operations allows for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Factors Affecting Our Business."

   WBMA/WCFT/WJSU:    Birmingham (Anniston and Tuscaloosa), Alabama

      We acquired WCFT in March 1996 and commenced programming WJSU, licensed to Anniston (Birmingham), Alabama, under a Time Brokerage Agreement (referred to herein as the Anniston LMA) effective December 29, 1995. In connection with the Anniston LMA, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU on September 14, 1999 and completed the acquisition on March 22, 2000. We also own a low power television station licensed to Birmingham, Alabama (WBMA).

      We serve the Birmingham market by simultaneously transmitting identical programming from our studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA+. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. We have retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining our primary news and sales presence in Birmingham. The ABC network affiliation is based upon carriage on both WCFT and WJSU and expires on December 31, 2012. The FCC licenses for the three stations expire on April 1, 2005. An application for license renewal has been filed. In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating the 40th largest DMA with approximately 717,000 television households. The Birmingham DMA is served by six commercial television stations.

   WHTM:    Harrisburg-Lancaster-York-Lebanon, Pennsylvania

      Acquired by us in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires August 1, 2007. The Harrisburg-Lancaster-York-Lebanon market, which consists of ten contiguous counties located in central Pennsylvania, is the 42nd largest DMA, reaching approximately 703,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by five commercial television stations, one of which is a VHF station.

   KATV:    Little Rock, Arkansas

      Acquired by us in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires on June 1, 2005. The Little Rock market is the 57th largest DMA, with approximately 532,000 television households. The Little Rock market has a diversified economy, serving as the seat of both state and local government and as home to numerous commercial businesses. The Little Rock market is served by five commercial television stations.

      Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2005, KATV launched ARSN in Fiscal 1994 by entering into programming sublicense agreements with a network of 60 radio stations in three states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

   KTUL:    Tulsa, Oklahoma

      Acquired by us in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 60th largest DMA, with approximately 511,000 television households. The Tulsa market is served by six commercial television stations.

   WSET:    Roanoke-Lynchburg, Virginia

      Acquired by us in 1996, WSET has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WSET's FCC license expired on October 1, 2004. An application for license renewal is pending. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 67th largest DMA, with approximately 446,000 television households. The Lynchburg DMA is served by four commercial television stations.

   WCIV:    Charleston, South Carolina

      Acquired by us in 1996, WCIV has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WCIV's FCC license expired on December 1, 2004. An application for license renewal is pending. Charleston, South Carolina is the 101st largest DMA, with approximately 283,000 television households. The Charleston DMA is served by five commercial television stations.


Network Affiliation Agreements and Relationship

      Each of our stations is an ABC affiliate with affiliation agreements that expire on December 31, 2012. ABC has routinely renewed the affiliation agreements with our stations; however, we cannot assure you that these affiliation agreements will be renewed in the future or under the same general terms. As one of the largest group owners of ABC network affiliates in the nation, we believe that we enjoy excellent relations with the ABC network.

      Generally, each affiliation agreement provides our stations with the right to broadcast programs transmitted by the network that includes designated advertising time, the revenue from which the network retains. For every hour or fraction thereof that the station elects to broadcast network programming, the network pays the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, prime-time programming generates the highest hourly rates.

      Related to the network's acquisition of National Football League ("NFL") programming rights, effective August 11, 1999, our previous network affiliation agreements with ABC were amended. Under the amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the July 31, 2002 expiration of this amendment, compensation rates and inventory allocations reverted to their pre-modification levels. We are in discussions with the network regarding participation in the current NFL programming rights arrangement with similar terms as those discussed above.

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

      Audience: Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming at our stations is supplied by ABC. In those periods, the stations are totally dependent upon the performance of the ABC network programs in attracting viewers. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and entertainment programming, including news and syndicated programs purchased for cash, cash and barter or barter-only. Minor network stations, the number of which has increased significantly over the past decade, have also emerged as viable competitors for television viewership share, particularly as the result of the availability of first-run major network-quality programming.

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

      Other sources of competition include home entertainment systems (including video cassette recorder and DVD playback systems, videodiscs and television game devices), multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low-power services. Our television stations also face competition from high-powered DBS services, such as DirecTV and Echostar, which transmit programming directly to homes equipped with special receiving antennas. Local broadcast stations themselves may now use excess capacity in their digital television allocation to "multicast" discrete program offerings within the base channel. Programming alternatives, especially news, available on the Internet also provide non-broadcast alternatives available to the potential broadcast television audience.

      Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques now under development for use with current cable channels, internet-relayed video and direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

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

      Advertising: Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Our television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a broadcast television station in one market does not compete with stations in other market areas. Our television stations are located in highly competitive market areas.

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

      In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, we cannot assure that each of our broadcast licenses will be renewed in the future. License renewal applications are pending for the following stations: WJLA, WSET, WCIV and WCFT/WJSU. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for KATV, KTUL and WHTM were renewed for full terms and are currently in effect.

      The FCC licenses for WJLA expired on October 1, 2004. A petition to deny the application for renewal was filed by Theodore M. White alleging that principals of the licensee do not have the requisite "character qualifications" to operate the station based upon non-broadcast activities at the Riggs Bank N.A., in which identified principals have an ownership, operation and control interest. Opposition pleadings have been submitted categorically stating that these unadjudicated, non-broadcast allegations do not even minimally meet the standards for non-renewal of FCC licenses. The application remains pending and the station continues to operate under its expired license.

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

      Our stations have been assigned the following digital channel allocations by the FCC: WJLA-39, WCFT-5, WJSU-9, WHTM-10, KATV-22, KTUL-10, WSET-34 and WCIV-34. All of these stations are currently operating on their assigned DTV channels except WJSU, which is under construction. We anticipate that implementation of DTV service will be completed at WJSU by April 2005.

      Three stations, KATV, WSET and WCIV, are operating pursuant to special temporary authority at lower power. The FCC has established new criteria requiring KATV and WSET to begin broadcasting at full power by July 2005 and WCIV by July 2006. Certain additional equipment will be required to be purchased for these stations to reach full power.

      Implementation of DTV service has imposed substantial additional costs on television stations providing the new service because of the need to purchase additional equipment and because some stations need to operate at higher utility costs. The industry-wide transition from analog to digital delivery has currently yielded only limited opportunities to generate incremental revenue from the DTV service and is currently available to only a very small percentage of television viewers who have purchased the corresponding in-home equipment. Accordingly, we cannot assure you that our television stations will be able to increase revenue to offset such costs. We are unable to predict what future actions the FCC might take with respect to DTV service, nor can we predict the effect of the FCC's present DTV implementation plan or such future actions on our business. We are unable to predict the extent or timing of future consumer demand for such DTV services.

      Ownership Matters: The Communications Act, in conjunction with various antitrust statutes, contains restrictions on the ownership and control of broadcast licenses. Together with the FCC's rules, those laws place limitations on alien ownership; common ownership of television, radio and newspaper properties; and ownership by those persons not having the requisite "character" qualifications and those persons holding "attributable" interests in the license.

      On June 2, 2003, the FCC approved modifications to several of its media ownership rules. Under the FCC's order, the national limits on the number of stations that can be commonly owned was increased and restrictions on common ownership of local television, radio and newspapers were relaxed in certain markets under certain circumstances. Additional flexibility would be available to allow owners of media properties, including ACC, to acquire additional media outlets in some circumstances not previously permitted, if they so choose. The U.S. Court of Appeals, however, reversed and remanded these rules to the FCC for additional justification. That decision is likely to be appealed to the U.S. Supreme Court. The FCC continues to operate under the prior rules in the interim.

      Prior FCC rules governing national ownership limits generally permitted ownership of attributable interests in stations reaching 35% of the nation's television households; however, the FCC's June 2003 rule modifications would have increased the limit to 45%. In January 2004, Congress passed a bill setting the national ownership limit at 39% of the nation's television households. The rules governing local ownership generally permitted a single entity to have an attributable interest in no more than two television stations that serve the same DMA under limited circumstances. Similar restrictions limited the number of radio stations that could be co-owned with a television station in a market as well as common newspaper/broadcast station ownership.

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

      Other Legislation: The foregoing does not purport to be a complete summary of all the provisions of the Telecommunications Act, the Communications Act or of the regulations and policies of the FCC thereunder. Congress and the FCC have under consideration, and in the future may consider and adopt, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations. Also, certain of the foregoing matters are now, or may become, the subject of litigation, and we cannot predict the outcome of any such litigation or the impact on our business.

Employees

      As of September 30, 2004, we employed in full and part-time positions 936 persons, including 252 at WJLA/NewsChannel 8, 142 at KATV, 131 at KTUL, 110 at WHTM, 108 at WBMA/WCFT/WJSU, 100 at WSET, 81 at WCIV and 12 in our corporate office. Of the employees at WJLA/NewsChannel 8, 121 are represented by one of three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The NABET/CWA collective bargaining agreement expires January 31, 2005. The AFTRA collective bargaining agreement expires September 30, 2006. The DGA collective bargaining agreement expired January 16, 2000. Subsequent to the integration of WJLA and NewsChannel 8, the National Labor Relations Board ("NLRB") conducted an election in which the combined directors of WJLA and NewsChannel 8 elected representation by DGA. The parties have been in negotiations for a collective bargaining agreement for the new unit. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.

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

      The following table describes the general characteristics of our principal real property:


                                                                                                        Lease
                                                                                                     Expiration
Facility                  Market/Use                      Ownership        Approximate Size             Date
--------                  ----------                      ---------        ----------------             ----
WJLA/NewsChannel 8        Rosslyn, VA
                          Office/Studio                   Leased           79,870 sq. ft.              6/30/17

                          Prince Georges, MD
                          Tower - Weather                 Leased           1 acre                      3/31/06

                          Washington, D.C.
                          Tower/Transmitter               Joint Venture    108,000 sq. ft.               N/A

WHTM                      Harrisburg, PA
                          Office/Studio                   Owned            14,000 sq. ft.                N/A
                          Adjacent Land                   Owned            59,337 sq. ft.                N/A
                          Tower/Transmitter               Owned            2,801 sq. ft.                 N/A

                          York, PA
                          Office/Studio                   Leased           1,200 sq. ft.               7/01/06

KATV                      Little Rock, AR
                          Office/Studio                   Owned            20,500 sq. ft.                N/A
                          Office/Studio                   Leased           1,500 sq. ft.               1/31/06
                          Office/Studio                   Leased           1,570 sq. ft.                8/8/07
                          Tower/Transmitter               Owned            188 acres                     N/A
                          Annex/Garage                    Owned            67,400 sq. ft.                N/A

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.



                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

      The selected consolidated financial data for the fiscal years ended September 30, 2000, 2001, 2002, 2003 and 2004 are derived from our consolidated financial statements. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the data below reflect the combined results for the Company and Allnewsco for all of the periods presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Factors Affecting Our Business."

                                                                                Fiscal Year Ended September 30,
                                                                 ------------------------------------------------------------

                                                                 2000          2001          2002          2003          2004
                                                                 ----          ----          ----          ----          ----
Statement of Operations Data:
Operating revenues, net..................................    $ 216,495     $ 202,541     $ 196,169     $ 202,590     $ 203,270
Television operating expenses, excluding depreciation and
   amortization..........................................      124,727       124,597       126,001       125,224       127,586
Depreciation and amortization<F1>........................       16,624        15,045        13,310        10,785         9,908
Corporate expenses.......................................        4,873         5,641         6,004         6,379         4,908
Operating income.........................................       70,271        57,258        50,854        60,202        60,868
Interest expense.........................................       42,212        41,682        41,561        40,647        36,759
Interest expense-related party...........................        3,891         4,064           785            --            --
Interest income..........................................          331           321            94           343            24
Interest income-related party............................          303           213            92            88           162
Loss on early repayment of debt..........................           --            --            --        23,194            --
Income (loss) before cumulative effect of change in
   accounting principle..................................       12,811         6,354         3,514        (2,951)       13,581
Cumulative effect of change in accounting principle<F1>..           --            --            --         2,973            --
Net income (loss)........................................       12,811         6,354         3,514        (5,924)       13,581


                                                                                      As of September 30,
                                                                 ------------------------------------------------------------
                                                                 2000          2001          2002          2003          2004
                                                                 ----          ----          ----          ----          ----
Balance Sheet Data:
Total assets.............................................    $ 273,645     $ 258,610     $ 268,994     $ 262,010     $ 253,978
Total debt<F2>...........................................      427,729       426,860       440,443       467,688       465,675
Stockholder's investment.................................     (234,163)     (230,817)     (247,073)     (275,800)     (281,176)


                                                                                Fiscal Year Ended September 30,
                                                                 ------------------------------------------------------------
                                                                 2000          2001          2002          2003          2004
                                                                 ----          ----          ----          ----          ----
Cash Flow Data<F3>:
Cash flow from operating activities......................    $  30,626     $  25,156     $  28,020     $  23,938     $  30,959
Cash flow from investing activities......................       (8,466)       (5,782)      (46,458)       (7,634)       (5,712)
Cash flow from financing activities......................      (24,666)      (23,626)       16,908       (19,325)      (21,268)

Financial Ratios and Other Data:
Operating income margin..................................         32.5%         28.3%         25.9%         29.7%         29.9%
Operating Cash Flow<F4>..................................    $  86,895     $  72,303     $  64,164     $  70,987     $  70,776
Operating Cash Flow Margin<F5>...........................         40.1%         35.7%         32.7%         35.0%         34.8%
Capital expenditures.....................................        5,167         6,560        26,332         7,700         5,816

                                                                                               (Footnotes on following page)


Footnotes

<F1> As required by generally accepted accounting principles ("GAAP"), effective
     October 1, 2002 we changed our method of accounting for intangible assets. As a result, we ceased amortization of our broadcast license intangible assets effective October 1, 2002. In addition, we recorded a non-cash, after-tax impairment charge of $2,973 relating to the carrying value of our broadcast licenses. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 5." The following table adjusts reported depreciation and amortization for each year prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 to exclude amortization of our broadcast license intangible assets:

                                                                  Fiscal Year Ended September 30,
                                                                 --------------------------------
                                                                 2000          2001          2002
                                                                 ----          ----          ----
     Depreciation and amortization, as reported.........      $ 16,624      $ 15,045      $ 13,310
     Less:
     Amortization of broadcast licenses.................        (4,012)       (4,088)       (4,088)
                                                              --------      --------      --------
     Depreciation and amortization, adjusted for the
       adoption of SFAS No. 142.........................      $ 12,612      $ 10,957      $  9,222
                                                              ========      ========      ========


<F2> Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.
<F3> Cash flows from operating, investing and financing activities were determined in accordance with GAAP. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."
<F4> We define "Operating Cash Flow" as operating income plus depreciation and amortization. Although Operating Cash Flow is not a measure of performance calculated in accordance with GAAP, we believe it is useful for investors in our debt securities and users of our financial statements in understanding our results of operations. Management believes that Operating Cash Flow is useful because it is widely used in the broadcasting industry as a measure of operating performance and is used by investors and by analysts who report on the performance of broadcast companies. Operating Cash Flow also is generally recognized as a tool in applying valuation methodologies for companies in the media industry. In addition, management closely monitors Operating Cash Flow in determining our ability to maintain compliance with certain financial covenants of our indebtedness. Nevertheless, you should not consider Operating Cash Flow in isolation from or as a substitute for operating income, net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with GAAP, or as a measure of performance or liquidity prepared in accordance with GAAP. Moreover, because Operating Cash Flow is not a measure calculated in accordance with GAAP, this performance measure is not necessarily comparable to similarly titled measures employed by other companies.


     The following table provides a reconciliation of Operating Cash Flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                                                     Fiscal Year Ended September 30,
                                                      ------------------------------------------------------------
                                                      2000          2001          2002          2003          2004
                                                      ----          ----          ----          ----          ----

     Operating income..........................    $ 70,271      $ 57,258      $ 50,854      $ 60,202      $ 60,868
     Add:
     Depreciation and amortization.............      16,624        15,045        13,310        10,785         9,908
                                                   --------      --------      --------      --------      --------

     Operating Cash Flow.......................    $ 86,895      $ 72,303      $ 64,164      $ 70,987      $ 70,776
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

   Acquisitions and Basis of Financial Presentation

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. The assets acquired consisted primarily of cable affiliation agreements and certain technical equipment and vehicles related to the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 were integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. Allnewsco has been controlled since its inception by Perpetual, which also controls ACC. Because both ACC and Allnewsco are controlled by Perpetual, ACC was required to account for the acquisition as a transfer of assets within a group under common control.

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

      In addition, as ACC did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the Fiscal 2002 consolidated financial statements have not been incurred by ACC subsequent to the acquisition. Specifically, ACC did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $785 of related party interest expense incurred by Allnewsco relating to amounts due from Allnewsco to Perpetual during the year ended September 30, 2002. We have not incurred such related party interest expense subsequent to the acquisition date of September 16, 2002. Accordingly, no such related party interest expense was incurred during the years ended September 30, 2003 or 2004.

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

      Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2002 Winter Olympic Games and 2004 Summer Olympic Games were broadcast by NBC in February 2002 and August 2004, respectively, in connection with NBC's United States television rights to the Olympic Games, which extend through 2012.

      Our cash flow from operations is also affected on a quarterly basis by the timing of cash collections and interest payments on our debt. Cash receipts are usually greater during the second and fourth fiscal quarters, as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term fixed interest rate debt have been higher during the first and third fiscal quarters, and as a result of the redemption of our 8 7/8% senior subordinated notes during the second quarter of Fiscal 2003, now occurs only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flow from operating activities for the full fiscal year.

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2002, 2003 and 2004, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive- related advertising. Approximately 28% of our total broadcast revenues for each of the years ended September 30, 2002, 2003 and 2004 consisted of automotive-related advertising. A significant decrease in such advertising in the future could materially and adversely affect our operating results.

   Fiscal 2003 Financing Transactions

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

      As a result of the purchase and redemption of our 9 3/4% debentures and the redemption of the 8 7/8% notes, we recorded a pre-tax charge of $23,194 during the quarter ended March 31, 2003. Such charge was reflected as a nonoperating expense during Fiscal 2003. See "--Results of Operations--Fiscal 2004 Compared to Fiscal 2003--Loss on Early Repayment of Debt."

      On February 14, 2003, we commenced a registered exchange offer of a new series of 7 3/4% notes in exchange for the initial series of 7 3/4% notes issued December 20, 2002 and consummated the exchange offer following its expiration on March 17, 2003 by issuing the new series of notes in exchange for notes of the initial series properly tendered. On June 17, 2003, we commenced a registered exchange offer of the same new series of 7 3/4% notes in exchange for the initial series of 7 3/4% notes issued February 6, 2003 and consummated the exchange offer following its expiration on July 16, 2003 by issuing such new series of notes in exchange for notes of the initial series properly tendered. The terms of the exchange notes are substantially identical to those of the initial notes in each case, except that transfer restrictions and registration rights relating to the initial notes do not apply to the exchange notes.

Operating Revenues

      The following table depicts the principal types of operating revenues, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total broadcast revenues, before fees.

                                                             Fiscal Year Ended September 30,
                                            -----------------------------------------------------------------------
                                                    2002                     2003                      2004
                                            -------------------      --------------------      --------------------
                                            Dollars     Percent      Dollars      Percent      Dollars      Percent
                                            -------     -------      -------      -------      -------      -------
Local and national<F1>................    $ 173,909      86.1%     $ 176,195       84.9%     $ 179,385       86.2%
Political<F2>.........................        7,371       3.7%         8,635        4.1%         5,054        2.4%
Network compensation<F3>..............        3,700       1.8%         5,747        2.8%         5,706        2.8%
Trade and barter<F4>..................        7,307       3.6%         7,010        3.4%         6,709        3.2%
Other revenues<F5>....................        9,604       4.8%        10,011        4.8%        11,253        5.4%
                                          ---------     -----      ---------      -----      ---------      -----

Broadcast revenues....................      201,891     100.0%       207,598      100.0%       208,107      100.0%
                                                        =====                     =====                     =====
Fees<F6>..............................       (5,722)                  (5,008)                   (4,837)
                                          ---------                ---------                 ---------

Operating revenues, net...............    $ 196,169                $ 202,590                 $ 203,270
                                          =========                =========                 =========

_____________
<F1> Represents sale of advertising time to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising time to political advertisers.
<F3> Represents payment by networks for broadcasting or promoting network programming.
<F4> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F5> Represents other revenue, principally from cable and DBS subscriber fees, the sales of University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.
<F6> Represents fees paid to national sales representatives and fees paid for music licenses.


      Local and national advertising constitutes our largest category of operating revenues, representing approximately 85% of our total broadcast revenues in each of the last three fiscal years. Local and national advertising revenues decreased 3.4% in Fiscal 2002, and increased 1.3% and 1.8% in Fiscal 2003 and 2004, respectively. Each other individual category of revenues represented 5% or less of our total revenues for each of the last three fiscal years.

Results of Operations--Fiscal 2004 Compared to Fiscal 2003

      Set forth below are selected consolidated financial data for Fiscal 2003 and 2004, respectively, and the percentage change between the years.


                                                                      Fiscal Year Ended        Percentage
                                                                        September 30,            Change
                                                                     -------------------       ----------
                                                                     2003           2004
                                                                     ----           ----
Operating revenues, net......................................    $ 202,590      $ 203,270          0.3%
Total operating expenses.....................................      142,388        142,402          0.0%
                                                                 ---------      ---------

Operating income.............................................       60,202         60,868          1.1%
Nonoperating expenses, net...................................       64,574         37,955        (41.2)%
Income tax (benefit) provision...............................       (1,421)         9,332        756.7%
                                                                 ---------      ---------

(Loss) income before cumulative effect of change in
  accounting principle.......................................       (2,951)        13,581        560.2%
                                                                 ---------      ---------

Cumulative effect of change in accounting principle,
  net of income tax benefit..................................        2,973             --           --
                                                                 ---------      ---------

Net (loss) income............................................    $  (5,924)     $  13,581        329.3%
                                                                 =========      =========

Operating cash flow<F1>......................................    $  70,987      $  70,776         (0.3)%
                                                                 =========      =========

_____________
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."


   Net Operating Revenues

      Net operating revenues for Fiscal 2004 totaled $203,270, an increase of $680, or 0.3%, as compared to Fiscal 2003.

      Local and national advertising revenues increased $3,190, or 1.8%, from Fiscal 2003. Local and national advertising revenues increased in a majority of our markets during Fiscal 2004, reflecting increased demand among local and national advertisers. Such increase also reflects the prior year displacement of local and national advertisers during the peak political advertising month of October 2002, partially offset by prior year revenue related to the broadcast of the Super Bowl by the ABC network in January 2003 (broadcast by the CBS network in 2004).

      Political advertising revenues decreased by $3,581, or 41.5%, in Fiscal 2004 from Fiscal 2003. This decrease was primarily due to several high-profile local political races affecting our markets for the November 2002 elections, which generated substantial revenue in the first quarter of Fiscal 2003 with no comparable races or elections taking place during the first quarter of Fiscal 2004. This first quarter decrease was partially offset by increases during the second, third and fourth quarters of Fiscal 2004 principally due to advertising related to local primaries as well as advertising leading up to the November 2004 Presidential and local elections.

      No individual advertiser accounted for more than 5% of our broadcast revenues during Fiscal 2004 or 2003.

   Total Operating Expenses

      Total operating expenses in Fiscal 2004 were $142,402, an increase of $14 compared to total operating expenses of $142,388 in Fiscal 2003. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $2,362, a decrease in depreciation and amortization of $877 and a decrease in corporate expenses of $1,471.

      Television operating expenses, excluding depreciation and amortization, totaled $127,586 in Fiscal 2004, an increase of $2,362, or 1.9%, when compared to television operating expenses of $125,224 in Fiscal 2003. This increase was due primarily to an overall increase in our employee compensation and benefits of 2.5%. Additionally, news-related promotional expenses at our Washington, D.C. station increased $450 during Fiscal 2004 as compared to Fiscal 2003. The overall increase in employee compensation and benefits resulted principally from increased news personnel costs in Washington, D.C., increased health insurance costs across the Company and increased sales commissions at a majority of our stations.

      Depreciation and amortization expense of $9,908 in Fiscal 2004 decreased $877, or 8.1%, from $10,785 in Fiscal 2003. This decrease was principally the result of decreased depreciation associated with the new WJLA/NewsChannel 8 facility during its second full year of depreciation in Fiscal 2004.

      Corporate expenses in Fiscal 2004 decreased $1,471, or 23.1%, from Fiscal 2003. The decrease was primarily due to decreased key-man life insurance expense.

   Operating Income

      Operating income of $60,868 in Fiscal 2004 increased $666, or 1.1%, compared to operating income of $60,202 in Fiscal 2003. The operating income margin in Fiscal 2004 increased to 29.9% from 29.7% for the prior fiscal year.

    Operating Cash Flow

      Operating cash flow decreased to $70,776 in Fiscal 2004 from $70,987 in Fiscal 2003, a decrease of $211, or 0.3%. This decrease was primarily the result of increased television operating expense, excluding depreciation and amortization, partially offset by increased net operating revenues and decreased corporate expenses, as discussed above. Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."

   Nonoperating Expenses, Net

      Interest expense decreased by $3,888, or 9.6%, from $40,647 in Fiscal 2003 to $36,759 in Fiscal 2004. The average balance of debt outstanding, including capital lease obligations, for Fiscal 2003 and 2004 was $498,867 and $471,619, respectively, and the weighted average interest rate on debt during the year was 8.03% and 7.63%, respectively. The decrease in interest expense was primarily the result of the reduced weighted average interest rate on debt due to the two financing transactions during the first half of Fiscal 2003 as well as the effect on the prior year of incremental interest expense incurred during the first half of Fiscal 2003 associated with the financing transactions. Incremental interest expense was incurred related to carrying both the 7 3/4% notes and the 9 3/4% debentures from December 20, 2002 through January 21, 2003 during the redemption notice period as well as carrying both the 7 3/4% notes and the 8 7/8% notes from February 6, 2003 through March 10, 2003 during the redemption notice period.

      Had we purchased or redeemed the 9 3/4% debentures on December 20, 2002 and the 8 7/8% notes on February 6, 2003, interest expense for Fiscal 2003 would have been $38,087, resulting in a decrease of $1,328, or 3.5%, from Fiscal 2003 to Fiscal 2004. This primarily reflects the lower weighted average interest rate on debt during Fiscal 2004. The average balance of debt outstanding, including capital lease obligations, for Fiscal 2003 would have been $470,186, and the weighted average interest rate on debt during Fiscal 2003 would have been 7.95%.

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

   Income Taxes

      The provision for income taxes in Fiscal 2004 totaled $9,332, an increase of $10,753 when compared to the benefit from income taxes of $1,421 in Fiscal 2003. The increase in income tax expense during Fiscal 2004 was primarily due to the $23,194 loss on early repayment of debt during the prior fiscal year.

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

   Net Income

      Net income for Fiscal 2004 was $13,581, an increase of $19,505 when compared to a net loss of $5,924 in Fiscal 2003. The increase in net income was due to the factors discussed above.

Results of Operations--Fiscal 2003 Compared to Fiscal 2002

      Set forth below are selected consolidated financial data for Fiscal 2002 and 2003, respectively, and the percentage change between the years.


                                                                      Fiscal Year Ended         Percentage
                                                                        September 30,             Change
                                                                     -------------------        ----------
                                                                     2002           2003
                                                                     ----           ----
Operating revenues, net......................................    $ 196,169      $ 202,590          3.3%
Total operating expenses.....................................      145,315        142,388         (2.0)%
                                                                 ---------      ---------

Operating income.............................................       50,854         60,202         18.4%
Nonoperating expenses, net...................................       43,385         64,574         48.8%
Income tax provision (benefit)...............................        3,955         (1,421)      (135.9)%
                                                                 ---------      ---------

Income (loss) before cumulative effect of change in
  accounting principle.......................................        3,514         (2,951)      (184.0)%
                                                                 ---------      ---------

Cumulative effect of change in accounting principle,
  net of income tax benefit..................................           --          2,973          --
                                                                 ---------      ---------

Net income (loss)............................................    $   3,514      $  (5,924)      (268.6)%
                                                                 =========      =========

Operating cash flow<F1>......................................    $  64,164      $  70,987         10.6%
                                                                 =========      =========

_______________
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."

      The results above include the combined operations of the Company and Allnewsco for both periods presented. The combining selected financial data for Fiscal 2002 is as follows:

                                                       Fiscal Year Ended September 30, 2002
                                            ---------------------------------------------------------
                                            Company       Allnewsco<F1>    Adjustment<F2>    Combined
                                            -------       -------------    --------------    --------
Operating revenues, net...........        $ 185,944        $ 10,225                          $ 196,169
Total operating expenses..........          133,803          11,512                            145,315
                                          ---------        --------                          ---------

Operating income (loss)...........           52,141          (1,287)                            50,854
Nonoperating expenses, net........           39,908           3,477                             43,385
Income tax provision (benefit)....            5,765              --          $ (1,810)           3,955
                                          ---------        --------          --------        ---------

Net income (loss).................        $   6,468        $ (4,764)         $  1,810        $   3,514
                                          =========        ========          ========        =========

Operating cash flow<F3>...........        $  65,118        $   (954)                         $  64,164
                                          =========        ========                          =========

______________
<F1> Allnewsco's results are for the period from October 1, 2001 through the acquisition date of September 16, 2002.
<F2> Adjustment represents the income tax benefit associated with combining the
     Company and Allnewsco. See "--Income Taxes."
<F3> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (4) under "Selected Consolidated Financial Data."


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

      Network compensation revenue increased $2,047, or 55.3%, during Fiscal 2003 as compared to the prior fiscal year. The increase was principally due to the July 31, 2002 expiration of certain amendments to our network affiliation agreements. Under these amendments, ABC, for a three-year period, provided our stations with additional prime-time inventory, limited participation rights in a new cable television "soap" channel, and enhanced program exclusivity and commercial inventory guarantees in exchange for reduced annual network compensation, the return of certain Saturday morning inventory from the stations, and more flexibility in repurposing of ABC programming. Upon the expiration of these amendments, compensation rates and inventory allocations reverted to their pre-modification levels. See "Our Business--Network Affiliation Agreements and Relationship".

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

      Upon adoption, we performed the first of the required impairment tests on our indefinite lived intangible assets. The fair value of our broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, we determined that one of our broadcast licenses was impaired. Accordingly, we recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of our indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the first quarter of Fiscal 2003.

   Net Income

      Net loss for Fiscal 2003 was $5,924, a decrease of $9,438 when compared to net income of $3,514 in Fiscal 2002. The decrease in net income was due to the factors discussed above.


Liquidity and Capital Resources

   Cash Provided by Operations

      Our principal source of working capital is cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on our debt. Cash receipts are usually greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term fixed interest rate debt have been higher during the first and third fiscal quarters, and as a result of the redemption of our 8 7/8% notes during the second quarter of Fiscal 2003, now occurs only in such quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flows from operating activities for the full fiscal year.

      As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $28,020, $23,938 and $30,959 for Fiscal 2002, 2003 and 2004, respectively. The decrease in cash provided by operating activities from Fiscal 2002 to Fiscal 2003, and the increase in cash provided by operating activities from Fiscal 2003 to Fiscal 2004 were primarily due to the effect of the change in other accrued expenses on the net cash provided by operating activities for the year ended September 30, 2003. Accrued expenses were elevated at September 30, 2002 as a result of the relocation of WJLA into new studio and office space during the fourth quarter of Fiscal 2002. Such accrued expenses were paid during Fiscal 2003, resulting in a decrease to net cash provided by operating activities for the year.

   Distributions to Related Parties

      We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2003 and 2004, we made cash advances net of repayments to Perpetual of $13,846 and $18,957, respectively. During Fiscal 2002, we received net repayments of distributions to owners of $48. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

      Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2004 and through November 16, 2004, we made additional net distributions to owners of $154.

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

      During Fiscal 2002 and 2004, we were charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $186 and $4,231, respectively. During Fiscal 2003, we were not charged for federal and state income taxes, but rather, we recorded a benefit for federal and Virginia state income taxes of $3,957. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

      Additionally, because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both the Company and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of the Company and Allnewsco for Fiscal 2002 have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during the period. The benefit recorded during Fiscal 2002 was $1,810. During Fiscal 2002, our combined results reflect a combined benefit from federal income taxes of $2,571. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

      Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. Notes issued during Fiscal 2002 amounted to $3,895, with no cash repayments during the year. The notes payable from Allnewsco to Perpetual were included in distributions to owners in our consolidated financial statements, conforming the presentation of cash transactions between ACC, Allnewsco and Perpetual. As we did not acquire or assume amounts due from Allnewsco to Perpetual, no amount was outstanding from us under such notes at September 30, 2002, 2003 or 2004.

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

   Indebtedness

      Our total debt, including the current portion of long-term debt, decreased from $467,688 at September 30, 2003 to $465,675 at September 30, 2004. This debt, net of applicable discounts, consists of $452,311 of 7 3/4% senior subordinated notes due December 15, 2012; $13,000 of draws under a senior credit facility; and $364 of capital lease obligations. The decrease of $2,013 in total debt from September 30, 2003 to September 30, 2004 was primarily due to net repayments under the senior credit facility of $2,000.

      Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

      Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2004, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.50% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

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

   Other Uses of Cash

      During Fiscal 2002, 2003 and 2004, we made $26,332, $7,700 and $5,816, respectively, of capital expenditures, of which $24 was financed through capital lease transactions during Fiscal 2002. The increased level of capital expenditures during Fiscal 2002 related primarily to the buildout of studio and office space and acquisition of technical equipment for WJLA/NewsChannel 8. At this time, we estimate that capital expenditures for Fiscal 2005 will be in the approximate range of $6,000 to $8,000 and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in several of our markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

      We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 2002, 2003 and 2004, we made cash payments of approximately $22,100, $21,500 and $21,400, respectively, for rights to television programs. We anticipate cash payments for program rights will approximate $16,000 during Fiscal 2005 and, based on our current contracts, we expect cash payments for program rights to approximate $14,000 per year for Fiscal 2006 through 2009. We currently intend to fund these commitments with cash provided by operations.

      The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2004:

                                                    Fiscal Year Ending September 30,
                                         ------------------------------------------------------
                                         2005        2006        2007         2008         2009      Thereafter      Total
                                         ----        ----        ----         ----         ----      ----------      -----
Long-term debt....................    $     --    $ 13,000    $     --     $     --     $     --     $ 455,000    $ 468,000
Programming contracts -- currently
   available......................      17,592         919         200           50           --            --       18,761
Programming contracts -- future
   commitments....................       2,999      10,275       9,526        8,599        8,856        13,335       53,590
Operating leases..................       3,927       3,808       2,955        2,825        2,906        24,874       41,295
Capital leases....................         180         180          30           --           --            --          390
Employment contracts..............       7,691       2,247       1,784        1,581           54            --       13,357
Deferred compensation.............         219         369         369          369          408           573        2,307
                                      --------    --------    --------     --------     --------     ---------    ---------

      Total.......................    $ 32,608    $ 30,798    $ 14,864     $ 13,424     $ 12,224     $ 493,782    $ 597,700
                                      ========    ========    ========     ========     ========     =========    =========


      Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

      ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2004, 70% of the assets of ACC were held by operating subsidiaries and for Fiscal 2004, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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


Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and assumptions we consider reasonable at the time of making those estimates. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different circumstances or using different assumptions. We consider the following accounting policies to be critical to our business operations and the understanding of our financial condition and results of operations.

   Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

   Intangible Assets

      Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets, net of accumulated amortization, were $122,982 and $122,815 as of September 30, 2003 and 2004, respectively. SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and became effective for our fiscal year ended September 30, 2003. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In testing for impairment, the fair value of our broadcast licenses is determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples are determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation is made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses.

      Other intangible assets continue to be amortized over their useful lives. The recoverability of other intangible assets is assessed on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

      The performance of impairment tests under SFAS No. 142 requires significant management judgment. Future events affecting cash flows and market conditions could result in an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

   Income Taxes

      We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. This assessment is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and an adverse impact on our operating results.

      Our provision for income taxes and related deferred tax assets and liabilities reflect our estimates of actual future taxes to be paid. Such estimates are based on items reflected in the consolidated financial statements, considering timing as well as the sustainability of our tax filing positions. Actual income taxes paid could vary from our estimates as a result of future changes in income tax law or reviews by federal or various state and local tax authorities.

New Accounting Standards

      In September 2004, the SEC announced that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" should be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. This announcement will be effective no later than the beginning of our Fiscal 2006. Our intangible assets are valued using a residual method, and we are currently evaluating the impact, if any, that a direct value method valuation may have on our financial position or results of operations.


Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK
                             (dollars in thousands)

      At September 30, 2004, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At September 30, 2004, the carrying value of such debt was $452,311, the fair value was approximately $470,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.


                  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

      See Index on page F-1.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                        ITEM 9A. CONTROLS AND PROCEDURES

      The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-K is made known to them by others on a timely basis.

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      Executive officers and directors of ACC are as follows:

    Name                      Age                     Title
-------------------------     ---  --------------------------------------------------
Joe L. Allbritton             79   Chairman of the Executive Committee and Director

Barbara B. Allbritton         67   Executive Vice President and Director

Robert L. Allbritton          35   Chairman, Chief Executive Officer and Director

Frederick J. Ryan, Jr.        49   Vice Chairman, President, Chief Operating Officer
                                     and Director

Jerald N. Fritz               53   Senior Vice President, Legal and Strategic Affairs,
                                     General Counsel

Stephen P. Gibson             39   Senior Vice President and Chief Financial Officer

James C. Killen, Jr.          42   Vice President, Sales

___________

      JOE L. ALLBRITTON is the founder of ACC and was Chairman of the Board of Directors from its inception in 1974 until 1998 when he became Chairman of its Executive Committee. Through ACC and its various subsidiaries and affiliates (including Perpetual), Mr. Allbritton has presided over the growth of the television group, radio, cable news services, television production and newspapers in large, medium and small markets. His corporate experience ranges from media to financial institutions, insurance, property management, cemeteries/mortuaries and the Internet. In addition to his position with ACC, Mr. Allbritton led Riggs National Corporation ("Riggs") (owner of banking operations in Washington, D.C., Maryland, Virginia, Florida and internationally) from 1981 until 2004, first as its Chairman and CEO (1981-2001) and then as its Vice Chairman (2001-2004). He has served on the boards of and chaired numerous philanthropic organizations including The Allbritton Foundation. Mr. Allbritton is the husband of Barbara B. Allbritton and the father of Robert L. Allbritton. See "Certain Relationships and Related Transactions."

      BARBARA B. ALLBRITTON has been a Director of ACC since its inception, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves as an officer and/or director of each of ACC's television subsidiaries, as well as Perpetual and The Allbritton Foundation. She was also a director of Riggs Bank N.A. from 1991 until 2004. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See "Certain Relationships and Related Transactions."

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

      FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Vice Chairman of Ford's Theatre, Vice Chairman of the White House Historical Association and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University. Mr. Ryan is a Director of Riggs Bank N.A. and a Director of Riggs Bank Europe Ltd. in London.

      JERALD N. FRITZ has been part of ACC's management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters ("NAB"). Mr. Fritz is a division chair of the Communications Forum of the American Bar Association and currently serves on the NAB's Copyright Committee and Digital TV Task Force as well as the Co-Chair of the Pre-Broadcast Committee of the Media Law Resource Center.

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

      JAMES C. KILLEN, JR. joined ACC as Vice President, Sales in November 2004 to oversee, coordinate and support all aspects of advertising sales for the Company. Prior to joining ACC, Mr. Killen held various sales positions with NBC from 1992 until 2004, most recently Local Sales Manager and New York National Sales Manager of NBC4 in Washington, D.C. His network experience included several years as an NBC Account Manager selling the NBC owned and operated stations.


Code of Ethics for Senior Financial Officers

      Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K.


Audit Committee Financial Expert

      As our Board of Directors has not designated an Audit Committee, our entire Board of Directors constitutes the Audit Committee of the Board of Directors under the Securities Exchange Act of 1934. The Board of Directors has determined that it does not currently have an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K. Our previous audit committee financial expert, Lawrence I. Hebert, resigned from the Board of Directors effective September 30, 2004. Mr. Hebert has not been replaced, and the Board is currently considering its options.

                         ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers for Fiscal 2004, 2003 and 2002:

                                 Summary Compensation Table


                                              Fiscal                                  All Other
 Name and Principal Position                   Year       Salary         Bonus      Compensation
 ---------------------------                   ----       ------         -----      ------------
Joe L. Allbritton <F1>                         2004     $ 550,000            --     $ 121,000<F2>
    Chairman of the Executive                  2003       550,000            --       115,600<F2>
    Committee                                  2002       550,000            --       112,900<F2>

Robert L. Allbritton <F3>                      2004       250,000     $  75,000            --
    Chairman and                               2003       250,000        75,000            --
    Chief Executive Officer                    2002       250,000        75,000            --

Frederick J. Ryan, Jr. <F4>                    2004       217,500       100,000         6,000<F5>
    President and Chief                        2003       217,500        75,000         5,500<F5>
    Operating Officer                          2002       217,500        75,000         5,100<F5>

Jerald N. Fritz <F6>                           2004       216,500        60,000         6,100<F5>
    Senior Vice President, Legal               2003       210,000        45,000         5,300<F5>
    And Strategic Affairs                      2002       210,000        55,000         5,300<F5>

Stephen P. Gibson <F7>                         2004       206,000        60,000         6,100<F5>
    Senior Vice President and Chief            2003       200,000        45,000         5,600<F5>
    Financial Officer                          2002       195,000        65,000         5,600<F5>

___________
<F1> Salary consists of management fees paid by ACC.
<F2> Represents the imputed premium cost related to certain split dollar life insurance policies on the life of Mr. Joe L. Allbritton. The annual premiums on such policies are satisfied either by cash payment from ACC or by dividends accumulated under the policies. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F3> Robert L. Allbritton is paid management fees by ACC, which are included as compensation above. In addition, Mr. Robert L. Allbritton is paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
<F4> Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to
     ACC, which is included as compensation above. In addition, Mr. Ryan is also paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F5> These amounts reflect annual contributions by ACC to our 401(k) Plan.
<F6> Jerald N. Fritz is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Fritz, $31,500, $10,500 and $10,825 represents the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2002, 2003 and 2004, respectively.
<F7> Stephen P. Gibson is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Gibson, $39,000, $40,000 and $45,320 represents the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2002, 2003 and 2004, respectively. In addition, Mr. Gibson is paid cash compensation by Perpetual for services to Perpetual and other interest of Joe L. Allbritton.

      We do not have a Compensation Committee of our Board of Directors. Compensation of executive officers is determined by Joe L. Allbritton, Robert L. Allbritton and Frederick J. Ryan, Jr. In reviewing compensation of executive officers, consideration is given to performance, comparable arrangements in our industry, as well as the cash compensation paid to certain of our executive officers by affiliates of ACC. Our directors are not separately compensated for membership on the Board of Directors.


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

ACC Common Stock

      Joe L. Allbritton controls Perpetual. Perpetual owns 100% of the outstanding common stock of AGI, and AGI owns 100% of the outstanding ACC Common Stock. Perpetual's address is 808 Seventeenth Street, N.W., Suite 300, Washington, D.C. 20006-3910. There is no established public trading market for ACC Common Stock.

      Each share of ACC Common Stock has an equal and ratable right to receive dividends when and as declared by the Board of Directors of ACC out of assets legally available therefore.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (dollars in thousands)

Distributions to Related Parties

      ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2004, ACC made cash advances to Perpetual of $31,322 and Perpetual made repayments on these cash advances of $12,365. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $4,231. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $162. See "Income Taxes" below.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2004 and through November 16, 2004, we made additional net distributions to owners of $154.

Management Fees

      We paid management fees of $500 to Perpetual for Fiscal 2004. We also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 2004 in the amount of $550 and $200, respectively. We expect to pay management fees to Perpetual, Joe L. Allbritton and Robert L. Allbritton during Fiscal 2005 of approximately $500, $550 and $200, respectively. We believe that payments to Perpetual, Joe L. Allbritton and Robert L. Allbritton will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

      ACC leases corporate headquarters space from Riggs Bank which owns office buildings in Washington, D.C. Riggs Bank is a wholly-owned subsidiary of Riggs. According to the most recently filed Schedule 13D amendment, approximately 39.7% of the common stock of Riggs is deemed to be beneficially owned by Joe L. Allbritton, and 7.1% of the common stock of Riggs is deemed to be beneficially owned by Barbara B. Allbritton, including in each case 7.0% of the common stock of which Mr. and Mrs. Allbritton share beneficial ownership. During Fiscal 2004, ACC paid Riggs Bank $369 for the office space. ACC expects to pay approximately $385 for such space during Fiscal 2005. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

         We lease certain office space to Irides, LLC ("Irides"). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. Charges for this space totaled $129 for Fiscal 2004, and we expect to receive $133 during Fiscal 2005. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Internet Services

      We have entered into various agreements with Irides to provide our stations with web site design, hosting and maintenance services. We incurred fees of $180 to Irides during Fiscal 2004, and we expect to pay fees to Irides during Fiscal 2005 for services performed of approximately $180. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.



                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Not applicable.



                                     PART IV

               ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm...................   F-2
Consolidated Balance Sheets as of September 30, 2003 and 2004.............   F-3
Consolidated Statements of Operations and Retained Earnings for Each of
   the Years Ended September 30, 2002, 2003 and 2004......................   F-4
Consolidated Statements of Cash Flows for Each of the Years Ended
   September 30, 2002, 2003 and 2004......................................   F-5
Notes to Consolidated Financial Statements................................   F-6
Financial Statement Schedule for the Years Ended September 30, 2002,
   2003 and 2004
   II--Valuation and Qualifying Accounts and Reserves.....................  F-23

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Washington, D.C.
November 16, 2004

                                     ALLBRITTON COMMUNICATIONS COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands except share information)


                                                                                         September 30,
                                                                                       -----------------
                                                                                       2003         2004
                                                                                       ----         ----
ASSETS
Current assets
      Cash and cash equivalents ................................................   $   3,278    $   7,257
      Accounts receivable, less allowance for doubtful accounts of
        $1,194 and $1,231.......................................................      38,663       36,181
      Program rights ...........................................................      18,862       14,320
      Deferred income taxes ....................................................         842          897
      Other ....................................................................       2,140        1,842
                                                                                   ---------    ---------

            Total current assets ...............................................      63,785       60,497

Property, plant and equipment, net .............................................      53,577       49,560
Intangible assets, net .........................................................     122,982      122,815
Deferred financing costs and other .............................................      10,004        9,035
Cash surrender value of life insurance .........................................      10,848       11,435
Program rights .................................................................         814          636
                                                                                   ---------    ---------

                                                                                   $ 262,010    $ 253,978
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current liabilities
      Current portion of long-term debt ........................................   $     237    $     162
      Accounts payable .........................................................       2,556        1,974
      Accrued interest payable .................................................      10,553       10,401
      Program rights payable ...................................................      22,530       17,592
      Accrued employee benefit expenses ........................................       4,579        4,264
      Other accrued expenses ...................................................       5,400        7,216
                                                                                   ---------    ---------

            Total current liabilities ..........................................      45,855       41,609

Long-term debt .................................................................     467,451      465,513
Program rights payable .........................................................       1,443        1,169
Deferred rent and other ........................................................       4,148        3,372
Accrued employee benefit expenses ..............................................       1,970        1,834
Deferred income taxes ..........................................................      16,943       21,657
                                                                                   ---------    ---------

            Total liabilities ..................................................     537,810      535,154
                                                                                   ---------    ---------

Commitments and contingent liabilities (Note 10)
Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized, none issued ......          --           --
      Common stock, $.05 par value, 20,000 shares authorized, issued and
         outstanding ...........................................................           1            1
      Capital in excess of par value ...........................................      49,631       49,631
      Retained earnings ........................................................      (4,964)       8,617
      Distributions to owners, net (Note 8) ....................................    (320,468)    (339,425)
                                                                                   ---------    ---------

            Total stockholder's investment .....................................    (275,800)    (281,176)
                                                                                   ---------    ---------

                                                                                   $ 262,010    $ 253,978
                                                                                   =========    =========

                    See accompanying notes to consolidated financial statements.

                                   ALLBRITTON COMMUNICATIONS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                         (Dollars in thousands)


                                                                                Year Ended September 30,
                                                                             ------------------------------
                                                                             2002         2003         2004
                                                                             ----         ----         ----
Operating revenues, net ..............................................   $ 196,169    $ 202,590    $ 203,270
                                                                         ---------    ---------    ---------

Television operating expenses, excluding depreciation
        and amortization..............................................     126,001      125,224      127,586
Depreciation and amortization ........................................      13,310       10,785        9,908
Corporate expenses ...................................................       6,004        6,379        4,908
                                                                         ---------    ---------    ---------

                                                                           145,315      142,388      142,402
                                                                         ---------    ---------    ---------

Operating income .....................................................      50,854       60,202       60,868
Nonoperating income (expense)
      Interest income
            Related party ............................................          92           88          162
            Other ....................................................          94          343           24
      Interest expense
            Related party ............................................        (785)          --           --
            Other ....................................................     (41,561)     (40,647)     (36,759)
      Loss on early repayment of debt ................................          --      (23,194)          --
      Other, net .....................................................      (1,225)      (1,164)      (1,382)
                                                                         ---------    ---------    ---------
Income (loss) before income taxes and cumulative effect of change
        in accounting principle ......................................       7,469       (4,372)      22,913
Provision for (benefit from) income taxes ............................       3,955       (1,421)       9,332
                                                                         ---------    ---------    ---------
Income (loss) before cumulative effect of change in
        accounting principle .........................................       3,514       (2,951)      13,581
Cumulative effect of change in accounting principle, net of
        income tax benefit of $2,027 (Note 5) ........................          --        2,973           --
                                                                         ---------    ---------    ---------

Net income (loss) ....................................................       3,514       (5,924)      13,581
Retained earnings, beginning of year .................................       3,974        4,917       (4,964)
Tax benefit distributed ..............................................      (2,571)      (3,957)          --
                                                                         ---------    ---------    ---------

Retained earnings, end of year .......................................   $   4,917    $  (4,964)   $   8,617
                                                                         =========    =========    =========


                    See accompanying notes to consolidated financial statements.

                                            ALLBRITTON COMMUNICATIONS COMPANY

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)

                                                                                            Year Ended September 30,
                                                                                         ------------------------------
                                                                                         2002         2003         2004
                                                                                         ----         ----         ----
Cash flows from operating activities:
      Net income (loss) .........................................................    $   3,514    $  (5,924)   $  13,581
                                                                                     ---------    ---------    ---------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization ........................................       13,310       10,785        9,908
           Cumulative effect of change in accounting principle ..................         --          2,973         --
           Other noncash charges ................................................        1,512        1,464        1,523
           Noncash tax benefits .................................................       (2,571)      (3,957)        --
           Loss on early repayment of debt ......................................         --         23,194         --
           Provision for doubtful accounts ......................................          677          623          584
           Loss (gain) on disposal of assets ....................................          139           13          (12)
           Changes in assets and liabilities:
                 (Increase) decrease in assets:
                     Accounts receivable ........................................       (2,548)      (2,119)       1,898
                     Program rights .............................................        1,161          643        4,720
                     Other current assets .......................................          218         --            298
                     Other noncurrent assets ....................................       (1,012)        (247)        (843)
                     Deferred income taxes ......................................          (80)         (35)         (55)
                 Increase (decrease) in liabilities:
                     Accounts payable ...........................................          535         (447)        (582)
                     Accrued interest payable ...................................          (65)        (760)        (152)
                     Accrued interest payable--related parties ..................          552         --           --
                     Program rights payable .....................................         (826)        (906)      (5,212)
                     Accrued employee benefit expenses ..........................          243         (236)        (451)
                     Other accrued expenses .....................................        5,198       (4,970)       1,816
                     Deferred rent and other liabilities ........................        1,839        1,059         (776)
                     Deferred income taxes ......................................        6,224        2,785        4,714
                                                                                     ---------    ---------    ---------
                           Total adjustments ....................................       24,506       29,862       17,378
                                                                                     ---------    ---------    ---------
                           Net cash provided by operating activities ............       28,020       23,938       30,959
                                                                                     ---------    ---------    ---------

Cash flows from investing activities:
      Capital expenditures ......................................................      (26,308)      (7,700)      (5,816)
      Acquisition of certain assets of Allnewsco ................................      (20,213)        --           --
      Proceeds from disposal of assets ..........................................           63           66          104
                                                                                     ---------    ---------    ---------
                           Net cash used in investing activities ................      (46,458)      (7,634)      (5,712)
                                                                                     ---------    ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of debt ............................................         --        451,949         --
      Principal payments on long-term debt and capital leases ...................       (1,422)    (425,577)        (238)
      Draws (repayments) under line of credit, net ..............................       14,864          136       (2,000)
      Redemption premiums and related costs of early repayment of debt ..........         --        (17,409)        --
      Deferred financing costs ..................................................         (291)      (9,578)         (73)
      Distributions to owners and dividends, net of certain charges .............     (342,753)     (24,730)     (31,322)
      Repayments of distributions to owners .....................................      342,615        5,884       12,365
      Notes issued from Allnewsco to Perpetual ..................................        3,895         --           --
                                                                                     ---------    ---------    ---------
                           Net cash provided by (used in) financing activities...       16,908      (19,325)     (21,268)
                                                                                     ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ............................       (1,530)      (3,021)       3,979
Cash and cash equivalents, beginning of year ....................................        7,829        6,299        3,278
                                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of year ..........................................    $   6,299    $   3,278    $   7,257
                                                                                     =========    =========    =========

Supplemental disclosure of cash flow information:
           Cash paid for interest ...............................................    $  41,420    $  41,129    $  36,570
                                                                                     =========    =========    =========
           Cash paid for interest to related parties ............................    $     233    $    --      $    --
                                                                                     =========    =========    =========
           Cash paid for state income taxes .....................................    $     624    $    --      $    --
                                                                                     =========    =========    =========
      Non-cash investing and financing activities:
           Equipment acquired under capital leases ..............................    $      24    $    --      $    --
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)

NOTE 1--THE COMPANY

      Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns ABC network-affiliated television stations serving seven geographic markets:

Station                         Market
--------------------            ------------------------------------------------
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Selected combining financial data for the year ended September 30, 2002 is as follows:

                                                ACC        Allnewsco      Adjustment     Combined
                                                ---        ---------      ----------     --------
Year Ended September 30, 2002
      Net operating revenues..............    185,944       10,225             --         196,169
      Net income..........................      6,468       (4,764)         1,810           3,514


      The operating results of Allnewsco presented above consist of the period from October 1, 2001 through the acquisition date by ACC of September 16, 2002.

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

      As the Company did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the consolidated financial statements for the year ended September 30, 2002 have not been incurred subsequent to the asset acquisition. Specifically, the Company did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying consolidated financial statements include $785 of related party interest expense relating to amounts due from Allnewsco to Perpetual during the year ended September 30, 2002 that do not recur subsequent to the acquisition. The excess of the $40,000 purchase price over the net book value of the Allnewsco assets and liabilities acquired by the Company of $25,325 has been recorded as an adjustment to the Company's capital in excess of par value upon consummation of the transaction.


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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



      Revenue recognition--Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $6,664, $6,541 and $6,169 for the years ended September 30, 2002, 2003 and 2004, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems and direct broadcast satellite service providers.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



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

      Upon adoption of SFAS No. 142, the Company's indefinite lived intangible assets, consisting of broadcast licenses, are no longer amortized but are subject to periodic impairment tests. In testing for impairment, the fair value of the broadcast licenses are determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples are determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation is made to each station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. Other intangible assets continue to be amortized over the terms of the related contracts and leases, and the recoverability of these assets is assessed on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

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

      Concentration of credit risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2004 had an overnight repurchase agreement with Riggs Bank N.A. (Riggs Bank) for $5,448 (See Note 8). Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

      Income taxes--The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company's consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia, which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to the Company's combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or Virginia income tax returns.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



      New Accounting Standards-- In September 2004, the Securities and Exchange Commission ("SEC") announced that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" should be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. This announcement will be effective no later than the beginning of the Company's year ending September 30, 2006. The Company's intangible assets are valued using a residual method, and the Company is currently evaluating the impact, if any, that a direct value method valuation may have on the financial position or results of operations.


NOTE 4--PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                          September 30,
                                                       ------------------
                                                       2003          2004
                                                       ----          ----

Buildings and leasehold improvements...........   $   30,815    $   30,958
Furniture, machinery and equipment.............      138,783       136,311
Equipment under capital leases.................        2,544           773
                                                  ----------    ----------
                                                     172,142       168,042
Less accumulated depreciation..................     (122,320)     (121,824)
                                                  ----------    ----------
                                                      49,822        46,218
Land...........................................        2,889         3,016
Construction-in-progress.......................          866           326
                                                  ----------    ----------
                                                  $   53,577    $   49,560
                                                  ==========    ==========

      Depreciation and amortization expense was $9,052, $10,617 and $9,741 for the years ended September 30, 2002, 2003 and 2004, respectively, which includes amortization of equipment under capital leases.


NOTE 5--INTANGIBLE ASSETS

       Upon adoption of SFAS No. 142 on October 1, 2002, the Company performed the first of the required impairment tests on its indefinite lived intangible assets. The fair value of the Company's broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, it was determined that one of the Company's broadcast licenses was impaired. Accordingly, the Company recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of its indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002. The carrying value of the Company's broadcast licenses at September 30, 2003 and 2004 was $122,290.

       Other intangible assets consist of the following:

                                                           September 30,
                                                         -----------------
                                                         2003         2004
                                                         ----         ----
Gross carrying amount.............................    $  6,174     $  6,174
Less accumulated amortization.....................      (5,482)      (5,649)
                                                      --------     --------

Net carrying amount...............................    $    692     $    525
                                                      ========     ========


      Amortization expense was $4,258, $168 and $167 for the years ended September 30, 2002, 2003 and 2004, respectively. Amortization expense is expected to be $165 for year ending September 30, 2005, $164 for the year ending September 30, 2006, $159 for the year ending September 30, 2007 and $37 for the year ending September 30, 2008.

      The following table adjusts reported income before cumulative effect of change in accounting principle and reported net income for the year ended September 30, 2002 (prior to the adoption date of SFAS No. 142) to exclude amortization of indefinite lived intangible assets:

                                                   Income Before
                                                 Cumulative Effect
                                                   Of Change in
                                                    Accounting          Net
                                                     Principle        Income
                                                 -----------------    ------
Year Ended September 30, 2002
As reported........................................   $ 3,514        $ 3,514
Amortization of broadcast licenses, net of tax.....     2,744          2,744
                                                      -------        -------

Adjusted...........................................   $ 6,258        $ 6,258
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

       On February 14, 2003, the Company commenced a registered exchange offer of a new series of 7 3/4% Notes in exchange for the initial series of 7 3/4% Notes issued December 20, 2002 and consummated the exchange offer following its expiration on March 17, 2003 by issuing the new series of notes in exchange for notes of the initial series properly tendered. On June 17, 2003, the Company commenced a registered exchange offer of the same new series of 7 3/4% Notes in exchange for the initial series of 7 3/4% Notes issued February 6, 2003 and consummated the exchange offer following its expiration on July 16, 2003 by issuing such new series of notes in exchange for notes of the initial series properly tendered. The terms of the exchange notes are substantially identical to those of the initial notes in each case, except that transfer restrictions and registration rights relating to the initial notes do not apply to the exchange notes.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)




      Outstanding debt consists of the following:

                                                                                              September 30,
                                                                                          --------------------
                                                                                          2003            2004
                                                                                          ----            ----
Senior Subordinated Notes, due December 15, 2012 with interest payable
   semi-annually at 7 3/4%.........................................................   $ 455,000       $ 455,000
Amended and Restated Revolving Credit Agreement, maximum amount of $70,000, expiring March 27, 2006, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates from prime plus
   0.25% or LIBOR plus 1.5% depending on certain financial operating tests (4.92%
   at September 30, 2004)..........................................................      15,000          13,000
Master Lease Finance Agreement, expired March 1, 2000 for new acquisitions, secured by the assets acquired, interest payable monthly at variable rates as
   determined on the acquisition date for each asset purchased.....................          86              --
Master Equipment Lease Agreement, expired June 30, 2002 for new acquisitions, secured by the assets acquired, interest payable monthly at variable rates as determined on the acquisition date for each asset purchased (6.45% at September
   30, 2004) (See Note 11).........................................................         516             364
                                                                                      ---------       ---------

                                                                                        470,602         468,364
Less unamortized discount..........................................................      (2,914)         (2,689)
                                                                                      ---------       ---------

                                                                                        467,688         465,675
Less current maturities............................................................        (237)           (162)
                                                                                      ---------       ---------

                                                                                      $ 467,451       $ 465,513
                                                                                      =========       =========


      Unamortized deferred financing costs of $9,442 and $8,217 at September 30, 2003 and 2004, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2002, 2003 and 2004 was $1,266, $1,298 and $1,298, respectively, which is included in other nonoperating expenses.

      Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Revolving Credit Agreement, the Company must maintain compliance with certain financial covenants. As of September 30, 2004, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the Revolving Credit Agreement.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



        The Company estimates the fair value of its Senior Subordinated Notes to be approximately $464,000 and $470,000 at September 30, 2003 and 2004, respectively. The carrying value of the Company's Revolving Credit Agreement approximates fair value as borrowings bear interest at market rates.


NOTE 7--INCOME TAXES

      The provision for (benefit from) income taxes consists of the following:

                                                Years Ended September 30,
                                              -----------------------------
                                              2002         2003        2004
                                              ----         ----        ----
Current
      Federal........................      $ (2,571)    $ (3,830)    $ 4,231
      State..........................           382         (341)        442
                                           --------     --------     -------
                                             (2,189)      (4,171)      4,673
                                           --------     --------     -------
Deferred
      Federal........................         5,564        2,980       3,533
      State..........................           580         (230)      1,126
                                           --------     --------     -------
                                              6,144        2,750       4,659
                                           --------     --------     -------
                                           $  3,955     $ (1,421)    $ 9,332
                                           ========     ========     =======


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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)




      The components of deferred income tax assets (liabilities) are as follows:

                                                                          September 30,
                                                                       ------------------
                                                                       2003          2004
                                                                       ----          ----
Deferred income tax assets:
      State and local operating loss carryforwards..............   $   3,489     $   4,746
      Accrued employee benefits.................................       1,093         1,109
      Deferred rent.............................................       1,064         1,185
      Allowance for accounts receivable.........................         457           472
      Other.....................................................         949           636
                                                                   ---------     ---------

                                                                       7,052         8,148
      Less valuation allowance..................................      (2,623)       (4,246)
                                                                   ---------     ---------

                                                                       4,429         3,902
                                                                   ---------     ---------
Deferred income tax liabilities:
      Depreciation and amortization.............................     (20,530)      (24,662)
                                                                   ---------     ---------

Net deferred income tax liabilities.............................   $ (16,101)    $ (20,760)
                                                                   =========     =========


      The Company has approximately $99,500 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2006 through 2024. The change in the valuation allowance for deferred tax assets of $173, $630 and $1,623 during the years ended September 30, 2002, 2003 and 2004, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income (loss) before extraordinary loss:


                                                                       Years ended September 30,
                                                                     ----------------------------
                                                                     2002        2003        2004
                                                                     ----        ----        ----
Statutory federal income tax rate................................    34.0%       34.0%       34.0%
State income taxes, net of federal income tax benefit............     7.9        25.8        (0.9)
Non-deductible expenses, principally amortization of certain intangible assets, insurance premiums and meals
   and entertainment.............................................     8.7       (12.9)        0.5
Change in valuation allowance....................................     2.3       (14.4)        7.1
Other, net.......................................................     0.1         0.0         0.0
                                                                     ----        ----        ----

Effective income tax rate........................................    53.0%       32.5%       40.7%
                                                                     ====        ====        ====

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)




NOTE 8--TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $323,885, $313,339 and $322,616 during Fiscal 2002, 2003 and 2004, respectively.

      During the year ended September 30, 2003, the Company declared and paid cash dividends of $250 per common share, or $5,000. The Company recorded these dividends in Distributions to owners, net when declared.

      Additionally, Perpetual historically advanced cash to Allnewsco in the form of unsecured demand notes bearing interest at a rate of 7.5%. The notes payable from Allnewsco to Perpetual are included in distributions to owners as presented in the table below, conforming the presentation of cash transactions between the Company, Allnewsco and Perpetual. As ACC did not acquire or assume amounts due from Allnewsco to Perpetual, no amount is outstanding from the Company under such notes at September 30, 2002, 2003 or 2004.

      The operations of the Company are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. The Company is charged by Perpetual and makes payments to Perpetual for federal and Virginia state income taxes, which are computed in accordance with the terms of a tax sharing agreement between the Company and Perpetual. Because Perpetual has historically filed consolidated federal and Virginia state income tax returns including the operating results of both ACC and Allnewsco, certain tax benefits were realized by Perpetual associated with Allnewsco's net operating losses in the consolidated tax returns. In accordance with SFAS No. 109, the combined results of ACC and Allnewsco have been adjusted to reflect the historical tax benefits which would have been recorded for financial reporting purposes by the combined entity during each period presented. The cumulative effect of the tax benefits associated with combining ACC and Allnewsco of $17,772 has been reflected as a receivable which was not acquired upon consummation of the Allnewsco transaction.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



      The components of distributions to owners and the related activity during Fiscal 2002, 2003 and 2004 consist of the following:


                                                                                      Federal and
                                                   ACC              Allnewsco        Virginia State         Net
                                              Distributions        Notes Payable       Income Tax      Distributions
                                                to Owners          to Perpetual        Receivable        to Owners
                                                ---------          ------------        ----------        ---------
Balance as of September 30, 2001.............   $ 301,670           $  (9,508)         $  17,586         $ 309,748

Cash advances to Perpetual...................     342,567                                                  342,567
Repayment of cash advances from
   Perpetual.................................    (342,615)                                                (342,615)
Issuance of notes payable to Perpetual.......                          (3,895)                              (3,895)
Benefit for federal and state income
   taxes, including tax benefit
   associated with combining ACC and
   Allnewsco of $1,810.......................                                              2,571             2,571
Payment of income taxes......................                                                186               186
Distribution of tax benefit..................                                             (2,571)           (2,571)
Allnewsco balances not acquired..............                          13,403            (17,772)           (4,369)
                                                ---------           ---------          ---------         ---------

Balance as of September 30, 2002.............     301,622                  --                 --           301,622

Cash advances and dividends to Perpetual.....      24,730                                                   24,730
Repayment of cash advances from
   Perpetual.................................      (5,884)                                                  (5,884)
Benefit for federal and state income
   taxes.....................................                                              3,957             3,957
Distribution of tax benefit..................                                             (3,957)           (3,957)
                                                ---------           ---------          ---------         ---------

Balance as of September 30, 2003.............     320,468                  --                 --           320,468

Cash advances to Perpetual...................      31,322                                                   31,322
Repayment of cash advances from
   Perpetual.................................     (12,365)                                                 (12,365)
Charge for federal and state income
   taxes.....................................                                             (4,231)           (4,231)
Payment of income taxes......................                                              4,231             4,231
                                                ---------           ---------          ---------         ---------

Balance as of September 30, 2004.............   $ 339,425           $      --          $      --         $ 339,425
                                                =========           =========          =========         =========


      Subsequent to September 30, 2004 and through November 16, 2004, the Company made additional net distributions to owners of $154.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



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

      During the years ended September 30, 2002, 2003 and 2004, the Company earned interest income from Perpetual of $92, $88 and $162, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

      Management fees of $600, $500 and $500 were paid to Perpetual by the Company for the years ended September 30, 2002, 2003 and 2004, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 for each of the years ended September 30, 2002, 2003 and 2004 and to Mr. Robert
L. Allbritton in the amount of $200 for each of the years ended September 30, 2002, 2003 and 2004, respectively. Management fees are included in corporate expenses in the consolidated statements of operations.

      During the year ended September 30, 2000, the Company entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. The Company paid fees of $110, $137 and $180 to Irides during the years ended September 30, 2002, 2003 and 2004, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Effective October 1, 2002, Irides leased certain office space from the Company. Charges for this space totaled $125 and $129 for the years ended September 30, 2003 and 2004, respectively, and such amount is included as an offset to television operating expenses in the consolidated statements of operations.

      The Company maintains banking and advertising relationships with and leases certain office space from Riggs Bank. Riggs is a wholly-owned subsidiary of Riggs National Corporation (Riggs), of which Mr. Joe L. Allbritton is a significant stockholder. The majority of the Company's cash and cash equivalents was on deposit with Riggs Bank at September 30, 2003 and 2004 (See Note 3--Concentration of Credit Risk). During the year ended September 30, 2002, the Company generated $44 in advertising revenue from Riggs Bank. No advertising revenue was generated during the years ended September 30, 2003 and 2004. Additionally, the Company incurred $328, $356 and $369 in rental expense related to office space leased from Riggs Bank for the years ended September 30, 2002, 2003 and 2004, respectively. During the year ended September 30, 2002, Riggs utilized the Company's aircraft on several occasions and

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



was charged $27 for such usage. There was no usage of the Company's aircraft by Riggs during the years ended September 30, 2003 and 2004.


NOTE 9--RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $1,039, $865 and $980 for the years ended September 30, 2002, 2003 and 2004, respectively.

      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $360, $530 and $553 for the years ended September 30, 2002, 2003 and 2004, respectively.


NOTE 10--COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2017. Certain leases contain provisions for renewal and extension.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)




      Future minimum lease payments under operating and capital leases which have remaining noncancellable lease terms in excess of one year as of September 30, 2004 are as follows:

                                                               Operating     Capital
                                                                 Leases       Leases
                                                                 ------       ------
Year ending September 30,
      2005...............................................      $  3,927        $ 180
      2006...............................................         3,808          180
      2007...............................................         2,955           30
      2008...............................................         2,825           --
      2009...............................................         2,906           --
      2010 and thereafter................................        24,874           --
                                                               --------        -----
                                                               $ 41,295          390
                                                               ========
Less amounts representing imputed interest...............                        (26)
                                                                               -----

                                                                                 364
Less current portion.....................................                       (162)
                                                                               -----

Long-term portion of capital lease obligations...........                      $ 202
                                                                               =====


      Rental expense under operating leases aggregated approximately $3,800, $3,900 and $4,000 for the years ended September 30, 2002, 2003 and 2004, respectively.

      The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2004. Under these agreements, the Company must make specific minimum payments approximating the following:


Year ending September 30,
      2005.........................................   $  2,999
      2006.........................................     10,275
      2007.........................................      9,526
      2008.........................................      8,599
      2009.........................................      8,856
      2010 and thereafter..........................     13,335
                                                      --------

                                                      $ 53,590
                                                      ========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)




      The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2004 approximate the following:

Year ending September 30,
      2005.........................................   $  7,691
      2006.........................................      2,247
      2007.........................................      1,784
      2008.........................................      1,581
      2009.........................................         54
                                                      --------

                                                      $ 13,357
                                                      ========

      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating approximately $2,307 during the years 2005 through 2014. At September 30, 2003 and 2004, the Company has recorded a deferred compensation liability of approximately $1,328 and $1,508, respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

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

                                                                     SCHEDULE II


                                        ALLBRITTON COMMUNICATIONS COMPANY

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                              (Dollars in thousands)


                                       Balance at       Charged       Charged to
                                      beginning of      to costs        other                        Balance at
Classification                            year        and expenses     accounts       Deductions     end of year
--------------                        ------------    ------------    ----------      ----------     -----------
Year ended September 30, 2002:
    Allowance for doubtful
       accounts                         $  1,174        $   677       $ (191)<F3>     $ (613)<F2>     $ 1,047
                                        ========        =======       ======          ======          =======

    Valuation allowance for
       deferred income tax assets       $  1,820        $   173<F1>       --          $   --          $ 1,993
                                        ========        =======       ======          ======          =======


Year ended September 30, 2003:
    Allowance for doubtful
       accounts                         $  1,047        $   623           --          $ (476)<F2>     $ 1,194
                                        ========        =======       ======          ======          =======

    Valuation allowance for
       deferred income tax assets       $  1,993        $   630<F1>       --          $   --          $ 2,623
                                        ========        =======       ======          ======          =======


Year ended September 30, 2004:
    Allowance for doubtful
       accounts                         $  1,194        $   584           --          $ (547)<F2>     $ 1,231
                                        ========        =======       ======          ======          =======

    Valuation allowance for
       deferred income tax assets       $  2,623        $ 1,623<F1>       --          $   --          $ 4,246
                                        ========        =======       ======          ======          =======

________________
<F1>  Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2>  Write-off of uncollectible accounts, net of recoveries and collection fees.
<F3>  Represents the Allnewsco allowance balance at September 16, 2002, which was not acquired by the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLBRITTON COMMUNICATIONS COMPANY

                                          By: /s/ ROBERT L. ALLBRITTON
                                             --------------------------------
                                                  Robert L. Allbritton
                                           Chairman and Chief Executive Officer

                                                Date: December 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ JOE L. ALLBRITTON      Chairman of the Executive      December 15, 2004
------------------------------     Committee and Director
       Joe L. Allbritton


   /s/ BARBARA B. ALLBRITTON    Executive Vice President       December 15, 2004
------------------------------     and Director
     Barbara B. Allbritton


   /s/ ROBERT L. ALLBRITTON     Chairman, Chief Executive      December 15, 2004
------------------------------     Officer and Director
     Robert L. Allbritton          (principal executive officer)


  /s/ FREDERICK J. RYAN, JR.    Vice Chairman, President,      December 15, 2004
------------------------------     Chief Operating Officer
    Frederick J. Ryan, Jr.         and Director


     /s/ STEPHEN P. GIBSON      Senior Vice President and      December 15, 2004
------------------------------     Chief Financial Officer
      Stephen P. Gibson            (principal financial officer)


    /s/ ELIZABETH A. HALEY      Vice President and             December 15, 2004
------------------------------     Controller (principal
      Elizabeth A. Haley           accounting officer)

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

   10.4     Tax Sharing Agreement effective as of September 30, 1991 by     *
            and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company's Registration Statement on
            Form S-4, No. 333-02302, dated March 12, 1996)

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

   10.7     Amended and Restated Pledge Agreement dated as of March 27,     *
            2001 by and among ACC,  Allbritton Group,  Inc.,  Allfinco,
            Inc., and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 10, 2001)

   10.8     Supplement  No.  1 dated  as of  December  13,  2002 to the     *
            Amended and Restated Pledge Agreement dated as of March 27,
            2001 by and among ACC,  Allbritton Group,  Inc.,  Allfinco,
            Inc. and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

   10.9     Joinder  Agreement  dated as of  December  13,  2002 by ACC     *
            Licensee, Inc. to the Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc. and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

   14.      Code of Ethics for Senior Financial Officers. (Incorporated     *
            by reference to Exhibit 14 of the Company's Form 10-K, No. 333-02302, dated December 12, 2003)

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