Form 10-Q
period 2004-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2005-02-10
CIK 889156

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to ___________________

      Commission file number: 333-02302


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

                                    ---------

     Number of shares of Common Stock outstanding as of February 10, 2005:
20,000 shares.


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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated  Statements of Operations  and Retained  Earnings
          for the Three Months Ended December 31, 2003 and 2004.........       1

          Consolidated  Balance  Sheets  as of  September  30,  2004 and
          December 31, 2004.............................................       2

          Consolidated  Statements  of Cash  Flows for the Three  Months
          Ended December 31, 2003 and 2004..............................       3

          Notes to Interim Consolidated Financial Statements............       4

Item 2.   Management's  Discussion  and Analysis of Financial  Condition
          and Results of Operations.....................................       6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      12

Item 4.   Controls and Procedures.......................................      12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      13

Item 4.   Submission of Matters to a Vote of Security Holders...........      13

Item 6.   Exhibits......................................................      13

Signatures..............................................................      14

Exhibit Index...........................................................      15

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                              December 31,
                                                           -------------------
                                                           2003           2004
                                                           ----           ----

Operating revenues, net...........................      $ 54,796       $ 54,049
                                                         -------        -------

Television operating expenses, excluding
     depreciation and amortization................        33,786         32,268
Depreciation and amortization.....................         2,332          2,204
Corporate expenses................................         1,275          1,409
                                                         -------        -------
                                                          37,393         35,881

Operating income..................................        17,403         18,168
                                                         -------        -------

Nonoperating income (expense)
     Interest income
         Related party............................            19             91
         Other....................................             5             12
     Interest expense.............................        (9,177)        (9,140)
     Other, net...................................          (352)          (343)
                                                         -------        -------

                                                          (9,505)        (9,380)

Income before income taxes........................         7,898          8,788

Provision for income taxes........................         2,901          3,582
                                                         -------        -------

Net income........................................         4,997          5,206

Retained earnings, beginning of period............        (4,964)         8,617
                                                         -------        -------

Retained earnings, end of period..................      $     33       $ 13,823
                                                         =======        =======


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   December 31,
                                                                September 30,         2004
                                                                    2004           (unaudited)
                                                                -------------      ------------
Assets

Current assets
      Cash and cash equivalents...........................       $   7,257          $   4,553
      Accounts receivable, net............................          36,181             40,105
      Program rights......................................          14,320             10,541
      Deferred income taxes...............................             897                897
      Other...............................................           1,842              2,228
                                                                  --------           --------
           Total current assets...........................          60,497             58,324

Property, plant and equipment, net........................          49,560             47,988
Intangible assets, net....................................         122,815            122,774
Deferred financing costs and other........................           9,035              8,662
Cash surrender value of life insurance....................          11,435             11,556
Program rights............................................             636                492
                                                                  --------           --------

                                                                 $ 253,978          $ 249,796
                                                                  ========           ========
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt...................       $     162          $     163
      Accounts payable....................................           1,974              3,438
      Accrued interest payable............................          10,401              1,741
      Program rights payable..............................          17,592             14,721
      Accrued employee benefit expenses...................           4,264              4,002
      Other accrued expenses..............................           7,216              7,579
                                                                  --------           --------
           Total current liabilities......................          41,609             31,644

Long-term debt............................................         465,513            461,530
Program rights payable....................................           1,169                845
Deferred rent and other...................................           3,372              4,960
Accrued employee benefit expenses.........................           1,834              1,885
Deferred income taxes.....................................          21,657             22,535
                                                                  --------           --------
           Total liabilities..............................         535,154            523,399
                                                                  --------           --------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued..........................              --                 --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding...............               1                  1
      Capital in excess of par value......................          49,631             49,631
      Retained earnings...................................           8,617             13,823
      Distributions to owners, net........................        (339,425)          (337,058)
                                                                  --------           --------
         Total stockholder's investment...................        (281,176)          (273,603)
                                                                  --------           --------

                                                                 $ 253,978          $ 249,796
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                               --------------------
                                                                               2003            2004
                                                                               ----            ----
Cash flows from operating activities:
      Net income.......................................................     $  4,997        $  5,206
                                                                             -------         -------
      Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization.................................        2,332           2,204
         Other noncash charges.........................................          374             384
         Provision for doubtful accounts...............................          139             126
         Gain on disposal of assets....................................           (3)             --
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable.....................................       (5,022)         (4,050)
               Program rights..........................................        5,089           3,923
               Other current assets....................................          303            (386)
               Other noncurrent assets.................................         (249)            (74)
             Increase (decrease) in liabilities:
               Accounts payable........................................        1,118           1,464
               Accrued interest payable................................       (8,790)         (8,660)
               Program rights payable..................................       (4,812)         (3,195)
               Accrued employee benefit expenses.......................         (425)           (211)
               Other accrued expenses..................................          910             363
               Deferred rent and other liabilities.....................         (187)          1,588
               Deferred income taxes...................................          907             878
                                                                             -------         -------
                                                                              (8,316)         (5,646)
                                                                             -------         -------
               Net cash used in operating activities...................       (3,319)           (440)
                                                                             -------         -------

Cash flows from investing activities:
      Capital expenditures.............................................       (1,434)           (591)
      Proceeds from disposal of assets.................................            3              --
                                                                             -------         -------
               Net cash used in investing activities...................       (1,431)           (591)
                                                                             -------         -------

Cash flows from financing activities:
      Principal payments on capital lease obligations..................         (123)            (40)
      Draws (repayments) under line of credit, net.....................       11,500          (4,000)
      Deferred financing costs.........................................          (73)             --
      Distributions to owners, net of certain charges..................       (6,350)         (9,754)
      Repayments of distributions to owners............................           --          12,121
                                                                             -------         -------
               Net cash provided by (used in) financing activities.....        4,954          (1,673)
                                                                             -------         -------

Net increase (decrease) in cash and cash equivalents...................          204          (2,704)
Cash and cash equivalents, beginning of period.........................        3,278           7,257
                                                                             -------         -------
Cash and cash equivalents, end of period...............................     $  3,482        $  4,553
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)
                                   (unaudited)


NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2005. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2004 which are contained in the Company's Form 10-K.


NOTE 2 - The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2004 and December 31, 2004 was $122,290. In September 2004, the Securities and Exchange Commission ("SEC") announced that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" should be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. This announcement will be effective no later than the beginning of the Company's fiscal year ending September 30, 2006. The Company's indefinite lived intangible assets are valued using a residual method, and the Company is currently evaluating the impact, if any, that a direct value method valuation may have on its financial position or results of operations.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:


                                                September 30,    December 31,
                                                    2004             2004
                                                -------------    ------------

     Gross carrying amount...................     $ 6,174          $ 6,174
     Less accumulated amortization...........      (5,649)          (5,690)
                                                   ------           ------

     Net carrying amount.....................     $   525          $   484
                                                   ======           ======

Amortization expense was $42 and $41 for the three-months ended December 31, 2003 and 2004, respectively.

NOTE 3 - For the three months ended December 31, 2003 and 2004, distributions to owners and related activity consisted of the following:

                                                                      Federal and
                                                   Distributions     Virginia state        Net
                                                     to Owners         Income Tax     Distributions
                                                   and Dividends       Receivable       to Owners
                                                   -------------     --------------   -------------

Balance as of September 30, 2003..............       $ 320,468          $    --         $ 320,468

Cash advances to Perpetual....................           4,270                              4,270
Charge for federal and state income taxes.....                           (1,860)           (1,860)
Payment of income taxes.......................                            3,940             3,940
                                                      --------           ------          --------

Balance as of December 31, 2003...............       $ 324,738          $ 2,080         $ 326,818
                                                      ========           ======          ========


Balance as of September 30, 2004..............       $ 339,425          $    --         $ 339,425

Cash advances to Perpetual....................           7,185                              7,185
Repayment of cash advances to Perpetual.......         (12,121)                           (12,121)
Charge for federal and state income taxes.....                           (2,343)           (2,343)
Payment of income taxes.......................                            4,912             4,912
                                                      --------           ------          --------

Balance as of December 31, 2004...............       $ 334,489          $ 2,569         $ 337,058
                                                      ========           ======          ========


The average amount of non-interest bearing advances outstanding was $317,319 and $333,035 during the three months ended December 31, 2003 and 2004, respectively.

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


Results of Operations
Set forth below are selected consolidated financial data for the three months ended December 31, 2003 and 2004 and the percentage change between the periods:

                                              Three Months Ended
                                                  December 31,
                                              -------------------        Percent
                                              2003           2004         Change
                                              ----           ----        -------

Operating revenues, net ..............     $ 54,796       $ 54,049         -1.4%
Total operating expenses..............       37,393         35,881         -4.0%
                                            -------        -------
Operating income......................       17,403         18,168          4.4%
Nonoperating expenses, net............        9,505          9,380         -1.3%
Income tax provision..................        2,901          3,582         23.5%
                                            -------        -------

Net income............................     $  4,997       $  5,206          4.2%
                                            =======        =======

Operating cash flow<F1>...............     $ 19,735       $ 20,372          3.2%
                                            =======        =======

-------
<F1>  Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2003 and 2004, and the percentage contribution of each to our total broadcast revenues, before fees:

                                                Three Months Ended December 31,
                                                  2003                   2004
                                           ------------------     ------------------
                                           Dollars    Percent     Dollars    Percent
                                           -------    -------     -------    -------

Local and national<F1>..................  $ 49,070      87.6     $ 45,535      82.4
Political<F2>...........................       493       0.9        3,422       6.2
Network compensation<F3>................     1,318       2.3          896       1.6
Trade and barter<F4>....................     1,666       3.0        1,548       2.8
Other revenue<F5>.......................     3,493       6.2        3,863       7.0
                                           -------     -----      -------     -----
Broadcast revenues......................    56,040     100.0       55,264     100.0
                                                       =====                  =====

Fees<F6>................................    (1,244)                (1,215)
                                           -------                -------

Operating revenues, net ................  $ 54,796               $ 54,049
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


Net operating revenues for the three months ended December 31, 2004 totaled $54,049, a decrease of $747, or 1.4%, when compared to net operating revenues of $54,796 for the three months ended December 31, 2003.

Local and national advertising revenues decreased $3,535, or 7.2%, during the three months ended December 31, 2004 versus the comparable period in the prior year. The decrease for the three months ended December 31, 2004 primarily reflected displacement of local and national advertisers during the peak political advertising month of October 2004 as well as a decline in the Washington, D.C. local and national advertising market.

Political advertising revenues increased by $2,929 to $3,422 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Political advertising revenue increased in all of our markets due to several high-profile local political races as well as the national presidential election in November 2004, which generated substantial revenue in the first quarter of Fiscal 2005 with no comparable races or elections taking place during the first quarter of Fiscal 2004.

Network compensation revenue decreased $422, or 32.0%, during the three months ended December 31, 2004 as compared to the same period in the prior year. The decrease reflects reduced network compensation for the first quarter of Fiscal 2005 related to our nearly-completed negotiations for participation in ABC's current National Football League (NFL) programming rights arrangement with its affiliates. Similar to previous such arrangements, the current arrangement principally involves the exchange of additional primetime inventory for reduced network compensation. This arrangement is expected to result in similar reductions in network compensation for the remaining quarters of Fiscal 2005 as compared to the same periods in the prior year.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three months ended December 31, 2003 or 2004.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 2004 totaled $35,881, a decrease of $1,512, or 4.0%, compared to total operating expenses of $37,393 for the three-month period ended December 31, 2003. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $1,518, a decrease in depreciation and amortization of $128 and an increase in corporate expenses of $134.

Television operating expenses, excluding depreciation and amortization, decreased $1,518, or 4.5%, for the three months ended December 31, 2004 as compared to the comparable period in Fiscal 2004. This decrease was due primarily to reduced syndicated programming costs resulting from renewals of several of our existing programs. Similar reductions in syndicated programming expenses are expected for the remaining quarters of Fiscal 2005 as compared to the same periods in the prior year.

Operating Income
For the three months ended December 31, 2004, operating income of $18,168 increased $765, or 4.4%, when compared to operating income of $17,403 for the three months ended December 31, 2003. For the three months ended December 31, 2004, the operating margin increased to 33.6% from 31.8% for the comparable period in Fiscal 2004. The increases in operating income and margin during the three months ended December 31, 2004 were primarily the result of decreased total operating expenses, partially offset by decreased net operating revenues as discussed above.

Operating Cash Flow
Operating cash flow of $20,372 for the three months ended December 31, 2004 increased $637, or 3.2%, as compared to $19,735 for the three-month period ended December 31, 2003. The increase during the three months ended December 31, 2004 was primarily the result of decreased television operating expenses, excluding depreciation and amortization, partially offset by decreased net operating revenues as discussed above.

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

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                           Three Months Ended December 31,
                                           -------------------------------
                                                 2003           2004
                                                 ----           ----

Operating income.........................     $ 17,403       $ 18,168
Add:
Depreciation and amortization............        2,332          2,204
                                               -------        -------
Operating cash flow......................     $ 19,735       $ 20,372
                                               =======        =======

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,140 for the three months ended December 31, 2004 decreased $37, or 0.4%, as compared to $9,177 for the three-month period ended December 31, 2003. The average balance of debt outstanding, including capital lease obligations, for the three months ended December 31, 2003 and 2004 was $470,285 and $463,223, respectively, and the weighted average interest rate on debt was 7.64% and 7.70% for the three months ended December 31, 2003 and 2004, respectively.

Income Taxes
The provision for income taxes for the three months ended December 31, 2004 totaled $3,582, an increase of $681, or 23.5%, as compared to the provision for income taxes of $2,901 for the three months ended December 31, 2003. The increase in the provision for income taxes during the three months ended December 31, 2004 was primarily due to the $890, or 11.3%, increase in pre-tax income as well as an increase in our overall effective income tax rate.

Net Income
For the three months ended December 31, 2004, the Company recorded net income of $5,206 as compared to net income of $4,997 for the three months ended December 31, 2003. The increase of $209 during the three months ended December 31, 2004 was due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2004 to December 31, 2004 consisted primarily of an increase in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on December 15, 2004.

Liquidity and Capital Resources
As of December 31, 2004, our cash and cash equivalents aggregated $4,553, and we had an excess of current assets over current liabilities of $26,680.

Cash Provided by Operations. Our principal source of working capital is cash flow from operations and borrowings under our senior credit facility. As discussed above, our operating results are cyclical in nature primarily as a result of seasonal fluctuations in advertising revenues, which are generally highest in the first and third quarters of each fiscal year. Our cash flow from operations is also impacted on a quarterly basis by the timing of cash collections and interest payments on debt. Cash receipts are usually greater during the second and fourth fiscal quarters as the collection of advertising revenue typically lags the period in which such revenue is recorded. Scheduled semi-annual interest payments on our long-term fixed interest rate debt occur during the first and third fiscal quarters. As a result, our cash flows from operating activities as reflected in our consolidated financial statements are generally significantly higher during our second and fourth fiscal quarters, and such quarters comprise a substantial majority of our cash flows from operating activities for the full fiscal year.

As reported in the consolidated statements of cash flows, our net cash used in operating activities was $3,319 and $440 for the three months ended December 31, 2003 and 2004, respectively. The $2,879 increase in cash flows from operating activities was the result of various differences in the timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the three months ended December 31, 2003, we made cash advances, net of repayments, to Perpetual of $4,270. During the three months ended December 31, 2004, we received repayments, net of cash advances, from Perpetual of $4,936. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the three months ended December 31, 2003 and 2004, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $3,940 and $4,912, respectively. We were charged by Perpetual for federal and state income taxes totaling $1,860 and $2,343 during the three months ended December 31, 2003 and 2004, respectively.

Stockholder's deficit amounted to $273,603 at December 31, 2004, a decrease of $7,573, or 2.7%, from the September 30, 2004 deficit of $281,176. The decrease was due to net income for the period of $5,206 as well as a net decrease in distributions to owners of $2,367.

Indebtedness. Our total debt, including the current portion of long-term debt, decreased from $465,675 at September 30, 2004 to $461,693 at December 31, 2004. This debt, net of applicable discounts, consisted of $452,369 of 7 3/4% senior subordinated notes due December 15, 2012, $9,000 of draws under our senior credit facility and $324 of capital lease obligations at December 31, 2004. The decrease of $3,982 in total debt from September 30, 2004 to December 31, 2004 was primarily due to $4,000 in net repayments under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2004, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

The indenture for our long-term debt provides that, whether or not required by the rules and regulations of the SEC, so long as any senior notes are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, the indenture also provides that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. Although our duty to file such reports with the SEC has been automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934 since October 1, 2003, we will continue to file such reports in accordance with the indenture.

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2005 will be in the approximate range of $6,000 to $8,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in several of our markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2004 totaled $591.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.

New Accounting Standards
In September 2004, the SEC announced that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" should be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. This announcement will be effective no later than the beginning of our Fiscal 2006. Our indefinite lived intangible assets are valued using a residual method, and we are currently evaluating the impact, if any, that a direct value method valuation may have on our financial position or results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2004, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At December 31, 2004, the carrying value of such debt was $452,369, the fair value was approximately $471,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 30, 2004, each of the incumbent directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


Item 6.  Exhibits

a.   Exhibits

      See Exhibit Index on pages 15-17.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLBRITTON COMMUNICATIONS COMPANY

                                                  (Registrant)




    February 10, 2005                       /s/ Robert L. Allbritton
-------------------------                ---------------------------------------
         Date                            Name: Robert L. Allbritton
                                         Title: Chairman and Chief
                                                   Executive Officer



    February 10, 2005                       /s/ Stephen P. Gibson
-------------------------                ---------------------------------------
         Date                            Name:  Stephen P. Gibson
                                         Title: Senior Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                   Description of Exhibit                    Page No.
-----------                   ----------------------                    --------

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

 4.8      Fourth  Amendment dated as of December 10, 2003 to the Amended     *
          and Restated Revolving Credit Agreement. (Incorporated by reference to Exhibit 4.8 of the Company's Form 10-K, No. 333-02302, dated December 12, 2003)

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

10.3      Primary Television Affiliation Agreement (WSET,  Incorporated)     *
          (with a schedule attached for other stations' substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form
          10-Q, No. 333-02302, dated May 13, 2004)**

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

Exhibit No.                   Description of Exhibit                    Page No.
-----------                   ----------------------                    --------

10.6      Master Equipment Lease Agreement dated as of November 22, 2000     *
          between Fleet Capital Corporation and ACC. (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K, No. 333-02302, dated December 28, 2000)

10.7      Amended and Restated  Pledge  Agreement  dated as of March 27,     *
          2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form
          10-Q, No. 333-02302, dated May 10, 2001)

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

10.9      Joinder  Agreement  dated  as of  December  13,  2002  by  ACC     *
          Licensee, Inc. to the Amended and Restated Pledge Agreement dated as of March 27, 2001 by and among ACC, Allbritton Group, Inc., Allfinco, Inc. and Fleet National Bank, as Agent. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February
          3, 2003)

14.       Code of Ethics for Senior Financial Officers. (Incorporated by     *
          reference to Exhibit 14 of the Company's Form 10-K, No. 333-02302, dated December 12, 2003)

31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

-----------------
*Previously filed
**Portions have been omitted pursuant to confidential treatment