Form 10-Q
period 2005-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2005-05-12
CIK 889156

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

                  For the quarterly period ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ____________________

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

                                    ---------

     Number of shares of Common Stock outstanding as of May 12, 2005: 20,000 shares.


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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the Three and Six Months Ended March 31, 2004 and 2005..        1

          Consolidated  Balance  Sheets as of  September  30, 2004 and
          March 31, 2005..............................................        2

          Consolidated  Statements  of Cash  Flows for the Six  Months
          Ended March 31, 2004 and 2005...............................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...................................        6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       13

Item 4.   Controls and Procedures.....................................       13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       14

Item 6.   Exhibits....................................................       14

Signatures............................................................       15

Exhibit Index.........................................................       16

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                           (unaudited)


                                                 Three Months Ended               Six Months Ended
                                                      March 31,                       March 31,
                                              -------------------------       -------------------------
                                                 2004            2005            2004            2005
                                                 ----            ----            ----            ----

Operating revenues, net ..................    $  47,491       $  45,009       $ 102,287       $  99,058
                                              ---------       ---------       ---------       ---------

Television operating expenses, excluding
     depreciation and amortization .......       32,146          30,616          65,932          62,884
Depreciation and amortization ............        2,366           2,236           4,698           4,440
Corporate expenses .......................        1,028           1,498           2,303           2,907
                                              ---------       ---------       ---------       ---------
                                                 35,540          34,350          72,933          70,231
                                              ---------       ---------       ---------       ---------

Operating income .........................       11,951          10,659          29,354          28,827
                                              ---------       ---------       ---------       ---------

Nonoperating income (expense)
     Interest income
         Related party ...................           74              90              93             181
         Other ...........................            5              17              10              29
     Interest expense ....................       (9,214)         (9,196)        (18,391)        (18,336)
     Other, net ..........................         (372)           (347)           (724)           (690)
                                              ---------       ---------       ---------       ---------
                                                 (9,507)         (9,436)        (19,012)        (18,816)
                                              ---------       ---------       ---------       ---------

Income before income taxes ...............        2,444           1,223          10,342          10,011

Provision for income taxes ...............          931             548           3,832           4,130
                                              ---------       ---------       ---------       ---------

Net income ...............................        1,513             675           6,510           5,881

Retained earnings, beginning of period ...           33          13,823          (4,964)          8,617
                                              ---------       ---------       ---------       ---------

Retained earnings, end of period .........    $   1,546       $  14,498       $   1,546       $  14,498
                                              =========       =========       =========       =========


            See accompanying notes to interim consolidated financial statements.

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                   CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)

                                                                                       March 31,
                                                                    September 30,        2005
                                                                        2004          (unaudited)
                                                                    -------------     -----------
Assets

Current assets
      Cash and cash equivalents .............................        $   7,257         $   3,648
      Accounts receivable, net ..............................           36,181            34,643
      Program rights ........................................           14,320             6,799
      Deferred income taxes .................................              897               897
      Other .................................................            1,842             2,054
                                                                     ---------         ---------
           Total current assets .............................           60,497            48,041

Property, plant and equipment, net ..........................           49,560            47,067
Intangible assets, net ......................................          122,815           122,733
Deferred financing costs and other ..........................            9,035             8,346
Cash surrender value of life insurance ......................           11,435            11,676
Program rights ..............................................              636               587
                                                                     ---------         ---------

                                                                     $ 253,978         $ 238,450
                                                                     =========         =========
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt .....................        $     162         $   8,667
      Accounts payable ......................................            1,974             2,082
      Accrued interest payable ..............................           10,401            10,397
      Program rights payable ................................           17,592            11,037
      Accrued employee benefit expenses .....................            4,264             4,113
      Other accrued expenses ................................            7,216             7,903
                                                                     ---------         ---------
           Total current liabilities ........................           41,609            44,199

Long-term debt ..............................................          465,513           452,547
Program rights payable ......................................            1,169               710
Deferred rent and other .....................................            3,372             4,725
Accrued employee benefit expenses ...........................            1,834             1,925
Deferred income taxes .......................................           21,657            22,646
                                                                     ---------         ---------
           Total liabilities ................................          535,154           526,752
                                                                     ---------         ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued ........................................               --                --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................                1                 1
      Capital in excess of par value ........................           49,631            49,631
      Retained earnings .....................................            8,617            14,498
      Distributions to owners, net ..........................         (339,425)         (352,432)
                                                                     ---------         ---------
         Total stockholder's investment .....................         (281,176)         (288,302)
                                                                     ---------         ---------

                                                                     $ 253,978         $ 238,450
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

                               ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                          (unaudited)

                                                                        Six Months Ended
                                                                            March 31,
                                                                     -----------------------
                                                                     2004               2005
                                                                     ----               ----
Cash flows from operating activities:
      Net income ..........................................       $  6,510           $  5,881
                                                                  --------           --------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization ....................          4,698              4,440
         Other noncash charges ............................            756                770
         Provision for doubtful accounts ..................            330                281
         Loss on disposal of assets .......................             16                  3
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable ........................          2,621              1,257
               Program rights .............................         10,353              7,570
               Other current assets .......................             62               (212)
               Other noncurrent assets ....................           (978)              (203)
             Increase (decrease) in liabilities:
               Accounts payable ...........................           (122)               108
               Accrued interest payable ...................            (25)                (4)
               Program rights payable .....................        (10,267)            (7,014)
               Accrued employee benefit expenses ..........           (822)               (60)
               Other accrued expenses .....................            549                687
               Deferred rent and other liabilities ........           (377)             1,353
               Deferred income taxes ......................          1,229                989
                                                                  --------           --------
                                                                     8,023              9,965
                                                                  --------           --------
               Net cash provided by operating activities...         14,533             15,846
                                                                  --------           --------

Cash flows from investing activities:
      Capital expenditures ................................         (3,221)            (1,868)
      Proceeds from disposal of assets ....................              7                 --
                                                                  --------           --------
               Net cash used in investing activities ......         (3,214)            (1,868)
                                                                  --------           --------

Cash flows from financing activities:
      Principal payments on capital lease obligations .....           (161)               (80)
      Draws (repayments) under line of credit, net ........          1,000             (4,500)
      Deferred financing costs ............................            (73)                --
      Distributions to owners, net of certain charges .....        (11,175)           (25,128)
      Repayments of distributions to owners ...............            365             12,121
                                                                  --------           --------
               Net cash used in financing activities ......        (10,044)           (17,587)
                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents ......          1,275             (3,609)
Cash and cash equivalents, beginning of period ............          3,278              7,257
                                                                  --------           --------
Cash and cash equivalents, end of period ..................       $  4,553           $  3,648
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2005. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2004, which are contained in the Company's Form 10-K.


NOTE 2 -The carrying value of the Company's indefinite lived intangible assets, consisting of broadcast licenses, at September 30, 2004 and March 31, 2005 was $122,290. In September 2004, the Securities and Exchange Commission ("SEC") announced that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" should be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. This announcement will be effective no later than the beginning of the Company's fiscal year ending September 30, 2006. The Company's indefinite lived intangible assets are valued using a residual method, and the Company is currently evaluating the impact, if any, that a direct value method valuation may have on its financial position or results of operations.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                              September 30,       March 31,
                                                  2004              2005
                                              -------------       ---------

      Gross carrying amount ..........          $ 6,174           $ 6,174
      Less accumulated amortization...           (5,649)           (5,731)
                                                -------           -------

      Net carrying amount ............          $   525           $   443
                                                =======           =======

Amortization expense was $83 and $82 during the six-month periods ended March 31, 2004 and 2005, respectively.

NOTE 3 - For the six months ended March 31, 2004 and 2005, distributions to owners and related activity consisted of the following:


                                                                          Federal and
                                                        Distributions    Virginia state         Net
                                                          to Owners        Income Tax      Distributions
                                                        and Dividends      Receivable        to Owners
                                                        -------------    --------------    -------------

Balance as of September 30, 2003.................         $ 320,468          $    --         $ 320,468

Cash advances to Perpetual.......................             9,580                              9,580
Repayment of cash advances to Perpetual..........              (365)                              (365)
Charge for federal and state income taxes........                             (2,419)           (2,419)
Payment of income taxes..........................                              4,014             4,014
                                                          ---------          -------         ---------

Balance as of March 31, 2004.....................         $ 329,683          $ 1,595         $ 331,278
                                                          =========          =======         =========


Balance as of September 30, 2004.................         $ 339,425          $    --         $ 339,425

Cash advances to Perpetual.......................            22,865                             22,865
Repayment of cash advances to Perpetual..........           (12,121)                           (12,121)
Charge for federal and state income taxes........                             (2,739)           (2,739)
Payment of income taxes..........................                              5,002             5,002
                                                          ---------          -------         ---------

Balance as of March 31, 2005.....................         $ 350,169          $ 2,263         $ 352,432
                                                          =========          =======         =========


The average amount of non-interest bearing advances outstanding was $318,418 and $336,332 during the six months ended March 31, 2004 and 2005, respectively.


NOTE 4 - The Company's $70,000 senior credit facility was amended as of April 12, 2005 to adjust, effective March 31, 2005, a financial covenant for three consecutive quarters. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2005, the Company was in compliance with those financial covenants.

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

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2004 and 2005 and the percentage change between the periods:

                                       Three Months Ended                    Six Months Ended
                                            March 31,                            March 31,
                                       -------------------    Percent      --------------------     Percent
                                         2004       2005       Change         2004       2005        Change
                                         ----       ----       ------         ----       ----        ------

Operating revenues, net ............   $ 47,491   $ 45,009      -5.2%      $ 102,287   $ 99,058       -3.2%
Total operating expenses............     35,540     34,350      -3.3%         72,933     70,231       -3.7%
                                       --------   --------                 ---------   --------
Operating income....................     11,951     10,659     -10.8%         29,354     28,827       -1.8%
Nonoperating expenses, net..........      9,507      9,436      -0.7%         19,012     18,816       -1.0%
Income tax provision................        931        548     -41.1%          3,832      4,130        7.8%
                                       --------   --------                 ---------   --------

Net income..........................   $  1,513   $    675     -55.4%      $   6,510   $  5,881       -9.7%
                                       ========   ========                 =========   ========

Operating cash flow<F1>.............   $ 14,317   $ 12,895      -9.9%      $  34,052   $ 33,267       -2.3%
                                       ========   ========                 =========   ========

-------
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six months ended March 31, 2004 and 2005, and the percentage contribution of each to our total broadcast revenues, before fees:

                                       Three Months Ended March 31,                 Six Months Ended March 31,
                                 --------------------------------------      ---------------------------------------
                                        2004                 2005                   2004                  2005
                                 -----------------    -----------------      -----------------     -----------------
                                 Dollars   Percent    Dollars   Percent      Dollars   Percent     Dollars   Percent
                                 -------   -------    -------   -------      -------   -------     -------   -------

Local and national<F1>........   $41,538     85.4     $40,757     88.8      $ 90,609     86.6     $ 86,292     85.3
Political<F2>.................       999      2.0          60      0.1         1,491      1.4        3,482      3.4
Network compensation<F3>......     1,465      3.0         624      1.4         2,783      2.7        1,520      1.5
Trade and barter<F4>..........     1,685      3.5       1,448      3.1         3,351      3.2        2,996      3.0
Other revenue<F5>.............     2,948      6.1       3,010      6.6         6,442      6.1        6,873      6.8
                                 -------    -----     -------    -----      --------    -----     --------    -----
Broadcast revenues............    48,635    100.0      45,899    100.0       104,676    100.0      101,163    100.0
                                            =====                =====                  =====                 =====
Fees<F6>......................    (1,144)                (890)                (2,389)               (2,105)
                                 -------              -------               --------              --------

Operating revenues, net ......   $47,491              $45,009               $102,287              $ 99,058
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



Net operating revenues for the three months ended March 31, 2005 totaled $45,009, a decrease of $2,482, or 5.2%, when compared to net operating revenues of $47,491 for the three months ended March 31, 2004. Net operating revenues decreased $3,229, or 3.2%, to $99,058 for the six months ended March 31, 2005 as compared to $102,287 for the same period in the prior year.

Local and national advertising revenues decreased $781, or 1.9%, and $4,317, or 4.8%, during the three and six months ended March 31, 2005, respectively, versus the comparable periods in Fiscal 2004. The decrease for the three months ended March 31, 2005 primarily reflected significantly decreased demand by national advertisers during the months of February and March, particularly in the Washington, D.C. market. The decrease for the six months ended March 31, 2005 primarily reflected displacement of local and national advertisers during the peak political advertising month of October 2004 as well as a decline in the Washington, D.C. local and national advertising market.

Political advertising revenues decreased by $939 to $60 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Political advertising revenue decreased in all but one of our markets principally due to advertising related to presidential and local primaries as well as advertising leading up to the November 2004 presidential election during the three months ended March 31, 2004 with no comparable advertising in the second quarter of Fiscal 2005. Political advertising revenues increased $1,991, or 133.5%, during the six months ended March 31, 2005 as compared to the same period in Fiscal 2004. Political advertising revenue increased in all but one of our markets due to the presidential race as well as several high-profile local political races affecting our markets for the November 2004 elections, which generated substantial revenue in the first quarter of Fiscal 2005 with no comparable races or elections taking place during the first quarter of Fiscal 2004.

Network compensation revenue decreased $841, or 57.4%, and $1,263, or 45.4%, during the three and six months ended March 31, 2005, respectively, as compared to the same periods in the prior year. The decrease primarily reflects reduced network compensation related to our participation in ABC's current National Football League ("NFL") programming rights arrangement with its affiliates. Similar to previous such arrangements, the current arrangement principally involves the exchange of additional primetime inventory for reduced network compensation. Additionally, effective January 1, 2005, our rate of compensation for airing network programming decreased pursuant to our long-term affiliation agreement with ABC. Our participation in the current NFL arrangement as well as our reduced rate of compensation are expected to result in reductions in network compensation of approximately 50% for the remaining quarters of Fiscal 2005 as compared to the same periods in the prior year. Based on ABC's non-renewal of NFL programming rights beyond the 2005 NFL season, the inventory and network compensation provisions of ABC's current NFL programming rights arrangement with its affiliates will expire on July 31, 2006.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2004 or 2005.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2005 totaled $34,350, a decrease of $1,190, or 3.3%, compared to total operating expenses of $35,540 for the three-month period ended March 31, 2004. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $1,530, a decrease in depreciation and amortization of $130 and an increase in corporate expenses of $470.

Total operating expenses for the six months ended March 31, 2005 totaled $70,231, a decrease of $2,702, or 3.7%, compared to total operating expenses of $72,933 for the six-month period ended March 31, 2004. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $3,048, a decrease in depreciation and amortization of $258 and an increase in corporate expenses of $604.

Television operating expenses, excluding depreciation and amortization, decreased $1,530 and $3,048, or 4.8% and 4.6%, for the three and six months ended March 31, 2005, respectively, as compared to the comparable periods in Fiscal 2004. These decreases were due primarily to reduced syndicated programming costs resulting from renewals of several of our existing programs. Similar reductions in syndicated programming expenses are expected for the remaining quarters of Fiscal 2005 as compared to the same periods in the prior year.

Corporate expenses increased $470 and $604, or 45.7% and 26.2%, respectively, for the three and six months ended March 31, 2005 versus the comparable periods in Fiscal 2004 due to a variety of increased expenses including costs associated with increased activities related to Sarbanes-Oxley internal control compliance as well as compensation related to the addition of a corporate-level sales executive.

Operating Income
For the three months ended March 31, 2005, operating income of $10,659 decreased $1,292, or 10.8%, when compared to operating income of $11,951 for the three months ended March 31, 2004. For the three months ended March 31, 2005, the operating margin decreased to 23.7% from 25.2% for the comparable period in Fiscal 2004. The decreases in operating income and margin during the three months ended March 31, 2005 were primarily the result of decreased net operating revenues, partially offset by decreased television operating expenses, excluding depreciation and amortization, as discussed above.

Operating income of $28,827 for the six months ended March 31, 2005 decreased $527, or 1.8%, when compared to operating income of $29,354 for the same period in the prior fiscal year. The decrease in operating income was primarily the result of decreased net operating revenues, substantially offset by decreased television operating expenses, excluding depreciation and amortization, as discussed above. For the six months ended March 31, 2005, the operating margin increased to 29.1% from 28.7% for the comparable period in the prior fiscal year. The increase in the operating margin was primarily the result of total operating expenses decreasing at a greater rate than the rate of decrease in net operating revenues.

Operating Cash Flow
Operating cash flow of $12,895 for the three months ended March 31, 2005 decreased $1,422, or 9.9%, as compared to $14,317 for the three-month period ended March 31, 2004. This decrease was due primarily to decreased net operating revenues, partially offset by decreased television operating expenses, excluding depreciation and amortization, as discussed above.

Operating cash flow of $33,267 for the six months ended March 31, 2005 decreased $785, or 2.3%, as compared to $34,052 for the same period in the prior fiscal year. The decrease during the six months ended March 31, 2005 was primarily the result of decreased net operating revenues, substantially offset by decreased television operating expenses, excluding depreciation and amortization, as discussed above.

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

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                     Three Months Ended March 31,       Six Months Ended March 31,
                                     ----------------------------       --------------------------
                                         2004             2005             2004             2005
                                         ----             ----             ----             ----

Operating income ..................    $11,951          $10,659          $29,354          $28,827
Add:
Depreciation and amortization .....      2,366            2,236            4,698            4,440
                                       -------          -------          -------          -------
Operating cash flow ...............    $14,317          $12,895          $34,052          $33,267
                                       =======          =======          =======          =======

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,196 for the three months ended March 31, 2005 decreased $18, or 0.2%, as compared to $9,214 for the three-month period ended March 31, 2004. The average balance of debt outstanding, including capital lease obligations, for the three months ended March 31, 2004 and 2005 was $476,350 and $467,805, respectively, and the weighted average interest rate on debt was 7.6% and 7.7%, for the three months ended March 31, 2004 and 2005, respectively.

Interest expense of $18,336 for the six months ended March 31, 2005 decreased $55, or 0.3%, as compared to $18,391 for the comparable period of Fiscal 2004. The average balance of debt outstanding, including capital lease obligations, for the six months ended March 31, 2004 and 2005 was $473,303 and $465,488, respectively, and the weighted average interest rate on debt was 7.6% and 7.7%, for the six months ended March 31, 2004 and 2005, respectively.

Income Taxes
The provision for income taxes for the three months ended March 31, 2005 totaled $548 as compared to the provision for income taxes of $931 for the three months ended March 31, 2004. The decrease in the provision for income taxes of $383, or 41.1%, during the three months ended March 31, 2005 was primarily due to the $1,221, or 50.0%, decrease in pre-tax income, partially offset by an increase in our overall effective income tax rate.

The provision for income taxes for the six months ended March 31, 2005 totaled $4,130, an increase of $298, or 7.8%, when compared to the provision for income taxes of $3,832 for the six months ended March 31, 2004. The increase in the provision for income taxes during the six months ended March 31, 2005 was primarily due to an increase in our overall effective income tax rate, partially offset by a decrease in pre-tax income of $331, or 3.2%.

Net Income
For the three and six months ended March 31, 2005, the Company recorded net income of $675 and $5,881, respectively, as compared to net income of $1,513 and $6,510 for the three and six months ended March 31, 2004, respectively. The decreases of $838 and $629 during the three and six months ended March 31, 2005 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2004 to March 31, 2005 included decreases in program rights and program rights payable, reflecting the annual cycle of the underlying program contracts, which generally begins in September of each year.

Liquidity and Capital Resources
As of March 31, 2005, our cash and cash equivalents aggregated $3,648, and we had an excess of current assets over current liabilities of $3,842.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $14,533 and $15,846 for the six months ended March 31, 2004 and 2005, respectively. The $1,313 increase in cash flows from operating activities was the result of various differences in the timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the six months ended March 31, 2004 and 2005, we made cash advances, net of repayments, to Perpetual of $9,215 and $10,744, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the six months ended March 31, 2004 and 2005, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $4,014 and $5,002, respectively. We were charged by Perpetual for federal and state income taxes totaling $2,419 and $2,739 during the six months ended March 31, 2004 and 2005, respectively.

Stockholder's deficit amounted to $288,302 at March 31, 2005, an increase of $7,126, or 2.5%, from the September 30, 2004 deficit of $281,176. The increase was due to a net increase in distributions to owners of $13,007, partially offset by net income for the period of $5,881.

Indebtedness. Our total debt, including the current portion of long-term debt, decreased from $465,675 at September 30, 2004 to $461,214 at March 31, 2005. This debt, net of applicable discounts, consisted of $452,430 of 7 3/4% senior subordinated notes due December 15, 2012, $8,500 of draws under our senior credit facility and $284 of capital lease obligations at March 31, 2005. The decrease of $4,461 in total debt from September 30, 2004 to March 31, 2005 was primarily due to $4,500 in net repayments under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. As the maturity date is less than 12 months from March 31, 2005, the outstanding balance under the senior credit facility has been included in the current portion of long-term debt at March 31, 2005 in the accompanying consolidated balance sheet. We intend to enter into a new senior credit facility for a comparable amount to be available no later than the maturity of the current facility. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. The senior credit facility was amended as of April 12, 2005 to adjust, effective March 31, 2005, a financial covenant for three consecutive quarters. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2005, we were in compliance with those financial covenants. We believe that the amendment allows us sufficient operational flexibility to remain in compliance with the financial covenants.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2005 will be in the approximate range of $5,000 to $7,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in several of our markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2005 totaled $1,868.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2005, the carrying value of such debt was $452,430, the fair value was approximately $448,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

a.   Exhibits

      See Exhibit Index on pages 16-18.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALLBRITTON COMMUNICATIONS COMPANY

                                                       (Registrant)




        May 12, 2005                          /s/ Robert L. Allbritton
----------------------------                ------------------------------------
            Date                            Name: Robert L. Allbritton
                                            Title: Chairman and Chief
                                                      Executive Officer



        May 12, 2005                           /s/ Stephen P. Gibson
----------------------------                ------------------------------------
            Date                            Name:  Stephen P. Gibson
                                            Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                   Description of Exhibit                    Page No.
-----------                   ----------------------                    --------

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

   4.9     Fifth Amendment and Consent dated as of April 12, 2005 to the    *
           Amended   and   Restated    Revolving    Credit    Agreement.
           (Incorporated by reference to Exhibit 4.9 of the Company's Current Report on Form 8-K, No. 333-02302, dated April 12,
           2005)

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