Form 10-Q
period 2005-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2005-08-10
CIK 889156

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

                  For the quarterly period ended June 30, 2005

                                       or

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

                                    ---------

     Number of shares of Common Stock outstanding as of August 10, 2005: 20,000 shares.


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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated  Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 2004 and 2005..        1

          Consolidated  Balance  Sheets as of  September  30, 2004 and
          June 30, 2005...............................................        2

          Consolidated  Statements  of Cash Flows for the Nine  Months
          Ended June 30, 2004 and 2005................................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...................................        6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       13

Item 4.   Controls and Procedures.....................................       13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       14

Item 6.   Exhibits....................................................       14

Signatures............................................................       15

Exhibit Index.........................................................       16

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                               ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (Dollars in thousands)
                                          (unaudited)


                                                 Three Months Ended              Nine Months Ended
                                                      June 30,                       June 30,
                                                 ------------------             ------------------
                                                  2004         2005             2004          2005
                                                  ----         ----             ----          ----

Operating revenues, net....................    $ 53,393     $ 53,610        $ 155,680     $ 152,668
                                                 ------       ------          -------       -------

Television operating expenses, excluding
     depreciation and amortization.........      31,299       30,599           97,231        93,483
Depreciation and amortization..............       2,315        2,222            7,013         6,662
Corporate expenses.........................       1,378        1,486            3,681         4,393
                                                 ------       ------          -------       -------
                                                 34,992       34,307          107,925       104,538
                                                 ------       ------          -------       -------

Operating income...........................      18,401       19,303           47,755        48,130
                                                 ------       ------          -------       -------

Nonoperating income (expense)
     Interest income
         Related party.....................          14           41              107           222
         Other.............................           5           19               15            48
     Interest expense......................      (9,161)      (9,171)         (27,552)      (27,507)
     Other, net............................        (276)        (303)          (1,000)         (993)
                                                 ------       ------          -------       -------
                                                 (9,418)      (9,414)         (28,430)      (28,230)
                                                 ------       ------          -------       -------

Income before income taxes.................       8,983        9,889           19,325        19,900

Provision for income taxes.................       3,307        4,264            7,139         8,394
                                                 ------       ------          -------       -------

Net income.................................       5,676        5,625           12,186        11,506

Retained earnings, beginning of period.....       1,546       14,498           (4,964)        8,617
                                                 ------       ------          -------       -------

Retained earnings, end of period...........    $  7,222     $ 20,123        $   7,222     $  20,123
                                                 ======       ======          =======       =======


            See accompanying notes to interim consolidated financial statements.

                              ALLBRITTON COMMUNICATIONS COMPANY
              (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                                                  June 30,
                                                              September 30,         2005
                                                                  2004          (unaudited)
                                                              -------------     -----------
Assets

Current assets
      Cash and cash equivalents..........................     $   7,257          $   2,938
      Accounts receivable, net...........................        36,181             41,099
      Program rights.....................................        14,320              3,030
      Deferred income taxes..............................           897                897
      Other..............................................         1,842              2,357
                                                                -------            -------
           Total current assets..........................        60,497             50,321

Property, plant and equipment, net.......................        49,560             46,420
Intangible assets, net...................................       122,815            122,691
Deferred financing costs and other.......................         9,035              7,931
Cash surrender value of life insurance...................        11,435             11,755
Program rights...........................................           636                454
                                                                -------            -------

                                                              $ 253,978          $ 239,572
                                                                =======            =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt..................     $     162          $  19,170
      Accounts payable...................................         1,974              3,273
      Accrued interest payable...........................        10,401              1,788
      Program rights payable.............................        17,592              6,355
      Accrued employee benefit expenses..................         4,264              4,940
      Other accrued expenses.............................         7,216              5,801
                                                                -------            -------
           Total current liabilities.....................        41,609             41,327

Long-term debt...........................................       465,513            452,565
Program rights payable...................................         1,169                464
Deferred rent and other..................................         3,372              5,760
Accrued employee benefit expenses........................         1,834              1,969
Deferred income taxes....................................        21,657             24,204
                                                                -------            -------
           Total liabilities.............................       535,154            526,289
                                                                -------            -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued.........................            --                 --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding..............             1                  1
      Capital in excess of par value.....................        49,631             49,631
      Retained earnings..................................         8,617             20,123
      Distributions to owners, net.......................      (339,425)          (356,472)
                                                                -------            -------
         Total stockholder's investment..................      (281,176)          (286,717)
                                                                -------            -------

                                                              $ 253,978          $ 239,572
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

                               ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                          (unaudited)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                        ---------------------
                                                                        2004             2005
                                                                        ----             ----
Cash flows from operating activities:
      Net income................................................     $ 12,186         $ 11,506
                                                                       ------           ------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization..........................        7,013            6,662
         Other noncash charges..................................        1,138            1,157
         Provision for doubtful accounts........................          464              422
         Gain on disposal of assets.............................          (51)             (38)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable..............................       (1,765)          (5,340)
               Program rights...................................       15,392           11,472
               Other current assets.............................         (139)            (515)
               Other noncurrent assets..........................         (888)            (193)
             Increase (decrease) in liabilities:
               Accounts payable.................................           60            1,299
               Accrued interest payable.........................       (8,973)          (8,613)
               Program rights payable...........................      (15,471)         (11,942)
               Accrued employee benefit expenses................           63              811
               Other accrued expenses...........................        1,514           (1,415)
               Deferred rent and other liabilities..............         (567)           2,388
               Deferred income taxes............................        2,447            2,547
                                                                       ------           ------
                                                                          237           (1,298)
                                                                       ------           ------
               Net cash provided by operating activities........       12,423           10,208
                                                                       ------           ------

Cash flows from investing activities:
      Capital expenditures......................................       (4,531)          (3,426)
      Proceeds from disposal of assets..........................          105               66
                                                                       ------           ------
               Net cash used in investing activities............       (4,426)          (3,360)
                                                                       ------           ------

Cash flows from financing activities:
      Principal payments on capital lease obligations...........         (199)            (120)
      (Repayments) draws under line of credit, net..............         (500)           6,000
      Deferred financing costs..................................          (73)              --
      Distributions to owners, net of certain charges...........      (17,300)         (32,672)
      Repayments of distributions to owners.....................       12,365           15,625
                                                                       ------           ------
               Net cash used in financing activities............       (5,707)         (11,167)
                                                                       ------           ------

Net increase (decrease) in cash and cash equivalents............        2,290           (4,319)
Cash and cash equivalents, beginning of period..................        3,278            7,257
                                                                       ------           ------
Cash and cash equivalents, end of period........................     $  5,568         $  2,938
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2005. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2004, which are contained in the Company's Form 10-K.


NOTE 2 - The carrying value of the Company's indefinite lived intangible assets, consisting of broadcast licenses, at September 30, 2004 and June 30, 2005 was $122,290. In September 2004, the Securities and Exchange Commission ("SEC") announced that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" should be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. This announcement will be effective no later than the beginning of the Company's fiscal year ending September 30, 2006. The Company's indefinite lived intangible assets are valued using a residual method, and the Company is currently evaluating the impact, if any, that a direct value method valuation may have on its financial position or results of operations.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                              September 30,       June 30,
                                                  2004              2005
                                              -------------       --------

     Gross carrying amount..............         $ 6,174          $ 6,174
     Less accumulated amortization......          (5,649)          (5,773)
                                                   -----            -----

     Net carrying amount................         $   525          $   401
                                                   =====            =====

Amortization expense was $125 and $124 during the nine-month periods ended June 30, 2004 and 2005, respectively.

NOTE 3 - For the nine months ended June 30, 2004 and 2005, distributions to owners and related activity consisted of the following:


                                                                        Federal and
                                                     Distributions     Virginia state        Net
                                                       to Owners         Income Tax     Distributions
                                                     and Dividends       Receivable       to Owners
                                                     -------------     --------------   -------------

Balance as of September 30, 2003..............         $ 320,468          $    --         $ 320,468

Cash advances to Perpetual....................            14,680                             14,680
Repayment of cash advances to Perpetual.......           (12,365)                           (12,365)
Charge for federal and state income taxes.....                             (4,313)           (4,313)
Payment of income taxes.......................                              6,933             6,933
                                                         -------            -----           -------

Balance as of June 30, 2004...................         $ 322,783          $ 2,620         $ 325,403
                                                         =======            =====           =======


Balance as of September 30, 2004..............         $ 339,425          $    --         $ 339,425

Cash advances to Perpetual....................            30,905                             30,905
Repayment of cash advances to Perpetual.......           (15,625)                           (15,625)
Charge for federal and state income taxes.....                             (5,430)           (5,430)
Payment of income taxes.......................                              7,197             7,197
                                                         -------            -----           -------

Balance as of June 30, 2005...................         $ 354,705          $ 1,767         $ 356,472
                                                         =======            =====           =======


The average amount of non-interest bearing advances outstanding was $320,700 and $339,417 during the nine months ended June 30, 2004 and 2005, respectively.

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

Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2004 and 2005 and the percentage change between the periods:

                                      Three Months Ended                 Nine Months Ended
                                           June 30,                           June 30,
                                      ------------------  Percent        -----------------    Percent
                                       2004       2005    Change          2004        2005    Change
                                       ----       ----    ------          ----        ----    ------

Operating revenues, net .........    $53,393    $53,610     0.4%       $155,680    $152,668    -1.9%
Total operating expenses.........     34,992     34,307    -2.0%        107,925     104,538    -3.1%
                                      ------     ------                 -------     -------
Operating income.................     18,401     19,303     4.9%         47,755      48,130     0.8%
Nonoperating expenses, net.......      9,418      9,414    --            28,430      28,230    -0.7%
Income tax provision.............      3,307      4,264    28.9%          7,139       8,394    17.6%
                                      ------     ------                 -------     -------

Net income.......................    $ 5,676    $ 5,625    -0.9%       $ 12,186    $ 11,506    -5.6%
                                      ======     ======                 =======     =======

Operating cash flow<F1>..........    $20,716    $21,525     3.9%       $ 54,768    $ 54,792    --
                                      ======     ======                 =======     =======

-------
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to "Operating Cash Flow".


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2004 and 2005, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended June 30,               Nine Months Ended June 30,
                                 ------------------------------------     -------------------------------------
                                       2004                2005                 2004                 2005
                                 ----------------    ----------------     ----------------     ----------------
                                 Dollars  Percent    Dollars  Percent     Dollars  Percent     Dollars  Percent
                                 -------  -------    -------  -------     -------  -------     -------  -------

Local and national<F1>........   $47,588    86.9     $49,637    90.7     $138,197    86.7     $135,929    87.2
Political<F2>.................     1,878     3.4         425     0.8        3,369     2.1        3,907     2.5
Network compensation<F3>......     1,474     2.7         665     1.2        4,257     2.7        2,185     1.4
Trade and barter<F4>..........     1,668     3.1       1,483     2.7        5,019     3.1        4,479     2.9
Other revenue<F5>.............     2,128     3.9       2,518     4.6        8,570     5.4        9,391     6.0
                                  ------   -----      ------   -----      -------   -----      -------   -----
Broadcast revenues............    54,736   100.0      54,728   100.0      159,412   100.0      155,891   100.0
                                           =====               =====                =====                =====
Fees<F6>......................    (1,343)             (1,118)              (3,732)              (3,223)
                                  ------              ------              -------              -------

Operating revenues, net ......   $53,393             $53,610             $155,680             $152,668
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



Net operating revenues for the three months ended June 30, 2005 totaled $53,610, an increase of $217, or 0.4%, when compared to net operating revenues of $53,393 for the three months ended June 30, 2004. Net operating revenues decreased $3,012, or 1.9%, to $152,668 for the nine months ended June 30, 2005 as compared to $155,680 for the same period in the prior year.

Local and national advertising revenues increased $2,049, or 4.3%, during the three months ended June 30, 2005 and decreased $2,268, or 1.6%, during the nine months ended June 30, 2005 versus the comparable periods in Fiscal 2004. The increase for the three months ended June 30, 2005 primarily reflected increased demand by local advertisers in all but one of our markets led by Washington, D.C., Birmingham and Charleston, partially offset by decreased national advertising revenue across a majority of our markets. The decrease for the nine months ended June 30, 2005 primarily reflected displacement of local and national advertisers during the peak political advertising month of October 2004 as well as a decline in the Washington, D.C. local and national advertising market during the first six months of Fiscal 2005.

Political advertising revenues decreased by $1,453, or 77.4%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Political advertising revenue decreased in a majority of our markets principally due to advertising related to presidential and local primaries as well as advertising leading up to the November 2004 presidential election taking place during the three months ended June 30, 2004 with no comparable advertising in the third quarter of the current fiscal year. Political advertising revenues increased $538, or 16.0%, during the nine months ended June 30, 2005 as compared to the same period in Fiscal 2004. This increase was primarily due to advertising related to the presidential race as well as several high-profile local political races affecting our markets for the November 2004 elections, which generated substantial revenue in the first quarter of Fiscal 2005. This revenue was partially offset by political advertising spending recorded during the nine months ended June 30, 2004 leading up to the November 2004 elections.

Network compensation revenue decreased $809, or 54.9%, and $2,072, or 48.7%, during the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year. The decrease primarily reflects reduced network compensation related to our participation in ABC's current National Football League ("NFL") programming rights arrangement with its affiliates. Similar to previous such arrangements, the current arrangement principally involves the exchange of additional primetime inventory for reduced network compensation. Additionally, effective January 1, 2005, our rate of compensation for airing network programming decreased pursuant to our long-term affiliation agreement with ABC. Our participation in the current NFL arrangement as well as our reduced rate of compensation are expected to also result in a reduction in network compensation of approximately 50% for the final quarter of Fiscal 2005 as compared to the same period in the prior year. Based on ABC's non-renewal of NFL programming rights beyond the 2005 NFL season, the inventory and network compensation provisions of ABC's current NFL programming rights arrangement with its affiliates will expire on July 31, 2006.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or nine months ended June 30, 2004 or 2005.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2005 totaled $34,307, a decrease of $685, or 2.0%, compared to total operating expenses of $34,992 for the three-month period ended June 30, 2004. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $700, a decrease in depreciation and amortization of $93 and an increase in corporate expenses of $108.

Total operating expenses for the nine months ended June 30, 2005 totaled $104,538, a decrease of $3,387, or 3.1%, compared to total operating expenses of $107,925 for the nine-month period ended June 30, 2004. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $3,748, a decrease in depreciation and amortization of $351 and an increase in corporate expenses of $712.

Television operating expenses, excluding depreciation and amortization, decreased $700 and $3,748, or 2.2% and 3.9%, for the three and nine months ended June 30, 2005, respectively, as compared to the comparable periods in Fiscal 2004. These decreases were due primarily to reduced syndicated programming costs resulting from renewals of several of our existing programs under more favorable terms. For the three months ended June 30, 2005, the decreased programming costs were partially offset by higher local sales commissions associated with increased local advertising revenues as discussed above.

Corporate expenses increased $108 and $712, or 7.8% and 19.3%, respectively, for the three and nine months ended June 30, 2005 versus the comparable periods in Fiscal 2004 due to a variety of increased expenses including costs associated with increased activities related to Sarbanes-Oxley internal control compliance as well as compensation related to the addition of a corporate-level sales executive.

Operating Income
For the three months ended June 30, 2005, operating income of $19,303 increased $902, or 4.9%, when compared to operating income of $18,401 for the three months ended June 30, 2004. For the three months ended June 30, 2005, the operating margin increased to 36.0% from 34.5% for the comparable period in Fiscal 2004. The increases in operating income and margin during the three months ended June 30, 2005 were primarily the result of decreased television operating expenses, excluding depreciation and amortization, as well as increased net operating revenues, as discussed above.

Operating income of $48,130 for the nine months ended June 30, 2005 increased $375, or 0.8%, when compared to operating income of $47,755 for the same period in the prior fiscal year. For the nine months ended June 30, 2005, the operating margin increased to 31.5% from 30.7% for the comparable period in the prior fiscal year. The increases in operating income and margin were primarily the result of decreased television operating expenses, excluding depreciation and amortization, substantially offset by decreased net operating revenues, as discussed above.

Operating Cash Flow
Operating cash flow of $21,525 for the three months ended June 30, 2005 increased $809, or 3.9%, as compared to $20,716 for the three-month period ended June 30, 2004. This increase was due primarily to decreased television operating expenses, excluding depreciation and amortization, as well as increased net operating revenues, as discussed above.

Operating cash flow of $54,792 for the nine months ended June 30, 2005 increased $24 as compared to $54,768 for the same period in the prior fiscal year. The increase during the nine months ended June 30, 2005 was primarily the result of decreased television operating expenses, excluding depreciation and amortization, substantially offset by decreased net operating revenues, as discussed above.

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

The following table provides a reconciliation of operating cash flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):


                                      Three Months Ended June 30,     Nine Months Ended June 30,
                                      ---------------------------     --------------------------
                                           2004          2005             2004          2005
                                           ----          ----             ----          ----

Operating income..................       $18,401       $19,303          $47,755       $48,130
Add:
Depreciation and amortization.....         2,315         2,222            7,013         6,662
                                          ------        ------           ------        ------
Operating cash flow...............       $20,716       $21,525          $54,768       $54,792
                                          ======        ======           ======        ======

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,171 for the three months ended June 30, 2005 increased $10, or 0.1%, as compared to $9,161 for the three-month period ended June 30, 2004. The average balance of debt outstanding, including capital lease obligations, for the three months ended June 30, 2004 and 2005 was $467,911 and $463,796, respectively, and the weighted average interest rate on debt was 7.66% and 7.72%, for the three months ended June 30, 2004 and 2005, respectively.

Interest expense of $27,507 for the nine months ended June 30, 2005 decreased $45, or 0.2%, as compared to $27,552 for the comparable period of Fiscal 2004. The average balance of debt outstanding, including capital lease obligations, for the nine months ended June 30, 2004 and 2005 was $471,513 and $464,924, respectively, and the weighted average interest rate on debt was 7.63% and 7.71%, for the nine months ended June 30, 2004 and 2005, respectively.

Income Taxes
The provision for income taxes for the three months ended June 30, 2005 totaled $4,264 as compared to the provision for income taxes of $3,307 for the three months ended June 30, 2004. The increase in the provision for income taxes of $957, or 28.9%, during the three months ended June 30, 2005 was primarily due to an increase in our overall effective income tax rate due to certain state income tax considerations as well as the $906, or 10.1%, increase in pre-tax income.

The provision for income taxes for the nine months ended June 30, 2005 totaled $8,394, an increase of $1,255, or 17.6%, when compared to the provision for income taxes of $7,139 for the nine months ended June 30, 2004. The increase in the provision for income taxes during the nine months ended June 30, 2005 was primarily due to an increase in our overall effective income tax rate due to certain state income tax considerations as well as an increase in pre-tax income of $575, or 3.0%.

Net Income
For the three and nine months ended June 30, 2005, the Company recorded net income of $5,625 and $11,506, respectively, as compared to net income of $5,676 and $12,186 for the three and nine months ended June 30, 2004, respectively. The decreases of $51 and $680 during the three and nine months ended June 30, 2005 were due to the factors discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2004 to June 30, 2005 included decreases in program rights and program rights payable, reflecting the annual cycle of the underlying program contracts, which generally begins in September of each year, and a decrease in accrued interest payable related to the timing of scheduled interest payments on our long-term fixed interest rate debt.

Liquidity and Capital Resources
As of June 30, 2005, our cash and cash equivalents aggregated $2,938, and we had an excess of current assets over current liabilities of $8,994.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $12,423 and $10,208 for the nine months ended June 30, 2004 and 2005, respectively. The $2,215 decrease in cash flows from operating activities was the result of various differences in the timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the nine months ended June 30, 2004 and 2005, we made cash advances, net of repayments, to Perpetual of $2,315 and $15,280, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the nine months ended June 30, 2004 and 2005, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $6,933 and $7,197, respectively. We were charged by Perpetual for federal and state income taxes totaling $4,313 and $5,430 during the nine months ended June 30, 2004 and 2005, respectively.

Stockholder's deficit amounted to $286,717 at June 30, 2005, an increase of $5,541, or 2.0%, from the September 30, 2004 deficit of $281,176. The increase was due to a net increase in distributions to owners of $17,047, partially offset by net income for the period of $11,506.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $465,675 at September 30, 2004 to $471,735 at June 30, 2005. This debt, net of applicable discounts, consisted of $452,491 of 7 3/4% senior subordinated notes due December 15, 2012, $19,000 of draws under our senior credit facility and $244 of capital lease obligations at June 30, 2005. The increase of $6,060 in total debt from September 30, 2004 to June 30, 2005 was primarily due to $6,000 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures March 27, 2006. Interest is payable quarterly at various rates from prime plus 0.25% or LIBOR plus 1.50% depending on certain financial operating tests. We are also required to pay a commitment fee ranging from 0.5% to 0.75% per annum based on the amount of any unused portion of the senior credit facility. As the maturity date is less than 12 months from June 30, 2005, the outstanding balance under the senior credit facility has been included in the current portion of long-term debt at June 30, 2005 in the accompanying consolidated balance sheet. We have negotiated the terms of a new $70,000 senior credit facility, and we are currently in the process of completing the documentation for this new facility to be available in advance of the maturity of the current facility. As a result, we do not expect that any working capital will be required to retire the current facility.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. The senior credit facility was amended as of April 12, 2005 to adjust, effective March 31, 2005, a financial covenant for three consecutive quarters. Compliance with the financial covenants is measured at the end of each quarter and, as of June 30, 2005, we were in compliance with those financial covenants. We believe that the amendment allows us sufficient operational flexibility to remain in compliance with the financial covenants.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2005 will approximate $5,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in several of our markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2005 totaled $3,426.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At June 30, 2005, the carrying value of such debt was $452,491, the fair value was approximately $449,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                               ALLBRITTON COMMUNICATIONS COMPANY

                                                         (Registrant)




       August 10, 2005                         /s/ Robert L. Allbritton
-------------------------------             ------------------------------------
             Date                           Name: Robert L. Allbritton
                                            Title: Chairman and Chief
                                                      Executive Officer



       August 10, 2005                         /s/ Stephen P. Gibson
-------------------------------             ------------------------------------
             Date                           Name:  Stephen P. Gibson
                                            Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

    4.9     Fifth  Amendment  and Consent dated as of April 12, 2005 to    *
            the  Amended  and  Restated   Revolving  Credit  Agreement.
            (Incorporated by reference to Exhibit 4.9 of the Company's Current Report on Form 8-K, No. 333-02302, dated April 12,
            2005)

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

  10.3      Primary    Television    Affiliation    Agreement    (WSET,    *
            Incorporated)   (with  a   schedule   attached   for  other
            stations' substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated May 13,
            2004)**

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