Form 10-K
period 2005-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2005-12-15
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2005

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                       to
                                   ---------------------    --------------------

    Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                 74-1803105
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

    1000 Wilson Boulevard, Suite 2700
              Arlington, VA                                22209
 (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number,
          including area code:                          (703) 647-8700

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

                             YES    | |    NO    |X| (1)

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

                             YES    | |    NO    |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             YES    | |    NO    |X|

The aggregate market value of the registrant's Common Stock held by non-affiliates is zero.

As of December 15, 2005, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
 None
______________

(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2005, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms "Allbritton," "our," "us," "we" or the "Company" refer to Allbritton Communications Company and its subsidiaries, and "ACC" refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" and "NewsChannel 8" together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT," "WBMA" and "WJSU" refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term "ACCLI" refers to ACC Licensee, Inc. (licensee of WJLA and NewsChannel 8). The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton. "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC. "Harrisburg Television" refers to Harrisburg Television, Inc., an 80%-owned subsidiary of Allfinco. "TV Alabama" refers to TV Alabama, Inc., an 80%-owned subsidiary of Allfinco that owns WCFT, WJSU and WBMA. "Allnewsco" refers to ALLNEWSCO, Inc., an affiliate of ACC that is a 99%-owned subsidiary of Perpetual. "RLA Trust" refers to the Robert Lewis Allbritton 1984 Trust for the benefit of Robert L. Allbritton, Chairman of the Board of Directors and Chief Executive Officer of ACC, that is a minority owner of Allnewsco. "RLA Revocable Trust" refers to the trust of the same name that owns 20% of each of Harrisburg Television and TV Alabama.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I

   Item 1.     Business....................................................    1
   Item 2.     Properties..................................................   17
   Item 3.     Legal Proceedings...........................................   19
   Item 4.     Submission of Matters to a Vote of Security Holders.........   19

Part II

   Item 5.     Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities.........   19
   Item 6.     Selected Consolidated Financial Data........................   20
   Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   24
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..   41
   Item 8.     Consolidated Financial Statements and Supplementary Data....   41
   Item 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................   41
   Item 9A.    Controls and Procedures.....................................   41
   Item 9B.    Other Information...........................................   41

Part III

   Item 10.    Directors and Executive Officers of the Registrant..........   42
   Item 11.    Executive Compensation......................................   45
   Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters................   46
   Item 13.    Certain Relationships and Related Transactions..............   47
   Item 14.    Principal Accounting Fees and Services......................   49

Part IV

   Item 15.    Exhibits, Financial Statement Schedules.....................   49

      THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION ("FCC") REGULATIONS; FCC LICENSE RENEWAL REQUIREMENTS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; AND THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY.

      ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE HEREOF.

                                     PART I

                              ITEM 1. OUR BUSINESS

The Company

      We own and operate ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. Our owned and operated stations broadcast to the 8th, 40th, 41st, 57th, 61st, 68th and 101st largest national media markets in the United States, respectively, as defined by Nielsen Media Research, Inc. ("Nielsen"), and reach approximately 4.9% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

      Our stations are owned and operated by ACC (WJLA-TV/NewsChannel 8), Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and
WBMA). Each company other than ACC is a wholly-owned subsidiary of ACC, except Harrisburg Television and TV Alabama, each of which is an indirect 80%-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of AGI, which is controlled by Perpetual Corporation, which in turn is controlled by Mr. Joe L. Allbritton. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 1000 Wilson Boulevard, Suite 2700, Arlington, VA 22209, and our telephone number at that address is (703) 647-8700.

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

      Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses two methods of determining a station's ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called "set meter" measurement), while in smaller markets ratings are determined by weekly paper diaries only. A select number of the largest markets are measured by people meter technology (so called "local people meter" measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. began to be measured by the local people meter in July 2005. The remaining markets are weekly diary markets.

      Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In the past two decades, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, UPN, WB and PAX TV (recently renamed "i network") have been launched as new broadcast television networks, along with specialized networks, Telemundo, Univision and TV Azteca.

      The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 13 hours of each day's programming from the network. This programming, along with cash payments ("network compensation") in some instances, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement network programming, network affiliates compete primarily with affiliates of other networks and independent stations in their market areas. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, a national program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

      An affiliate of UPN, WB or PAX TV (i network) receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of UPN, WB or PAX TV (i network) must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks, which may partially offset their higher programming costs.

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

      Broadcast television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Traditional network programming generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time become available for sale by independent stations and FOX affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area's audience. Consolidation of cable system ownership in discrete markets (so-called "clustering") has enabled some cable operators to more efficiently sell time to local advertisers.

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

      In the 1990s, DBS service was introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Local stations, under specified conditions, are carried on satellite which then retransmit those signals back to the originating market. As DBS providers, such as DirecTV and Echostar, continue to expand their facilities, an increasing number of local stations will be carried as "local-to-local" signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. All of our stations are currently carried on DBS systems.

      We believe that the market shares of television stations affiliated with ABC, NBC and CBS declined during the 1980s and 1990s because of the emergence of FOX and certain strong independent stations and because of increased cable penetration. Affiliates of the minor networks have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, major network-quality and regional sports programming. In addition to cable and satellite programming, there has been substantial growth in video recording technology, which has further expanded the number of programming alternatives available to household audiences, along with non-broadcast alternatives, especially with respect to news, available over the rapidly expanding Internet. Recent advances in video on demand services and Internet transmissions permit downloading of video programming to home computers and wireless devices, so called "podcasting". It is uncertain at this time whether and to what extent those new services will be a measurable competitor to us.

      Terrestrially-distributed television broadcast stations traditionally used analog transmission technology. Recent advances in digital transmission technology formats have enabled broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theatre screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC has authorized a transition plan to convert existing analog stations to digital by temporarily offering a second channel to transmit programming digitally with the return of the analog channel after the transition period. See "Legislation and Regulation--Digital Television." All of our full power stations broadcast with both an analog and digital signal.

Station Information

      The following table sets forth general information for each of our owned stations as of May 2005:

                                                                                    Total
                                                                         Market  Commercial
                                                   Analog      Digital    Rank   Competitors   Station    Rank in
   Designated                         Network      Channel     Channel   or DMA   in Market    Audience   Market   Acquisition
   Market Area         Station      Affiliation   Frequency  Allocation   <F1>      <F2>       Share<F3>   <F4>        Date
   -----------         -------      -----------   ---------  ----------  ------  -----------   ---------  -------  -----------

Washington, D.C.         WJLA            ABC        7/VHF        39          8         6          22%         2      01/29/76
Birmingham
  (Anniston and
  Tuscaloosa),
  AL <F5>           WBMA/WCFT/WJSU       ABC           --        --         40         6          23%         2            --
   Birmingham            WBMA            ABC       58/UHF        --         --        --           --        --      08/01/97
   Anniston              WJSU            ABC       40/UHF         9         --        --           --        --      03/22/00<F6>
   Tuscaloosa            WCFT            ABC       33/UHF         5         --        --           --        --      03/15/96
Harrisburg-
  Lancaster-
  York-Lebanon, PA       WHTM            ABC       27/UHF        10         41         4          21%         2      03/01/96
Little Rock, AR          KATV            ABC        7/VHF        22         57         5          31%         1      04/06/83
Tulsa, OK                KTUL            ABC        8/VHF        10         61         6          25%         2      04/06/83
Roanoke-
  Lynchburg, VA          WSET            ABC       13/VHF        34         68         4          25%         2      01/29/76<F7>
Charleston, SC           WCIV            ABC        4/VHF        34        101         5          16%         3      01/29/76<F7>

____________

<F1> Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2005.
<F2> Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2005.
<F3> Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2005.
<F4> Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2005.
<F5> TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6> We began programming WJSU pursuant to a local marketing agreement in
     December 1995. In connection with the local marketing agreement, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU and completed our acquisition of WJSU on March 22, 2000. See "Owned Stations--WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama."
<F7> WSET and WCIV have been indirectly owned and operated by Joe L. Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.

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

      In addition, we continually seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 55 radio stations in two states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

      The broadcast and cable news services of WJLA and NewsChannel 8 are fully integrated. This combination represents the first and only newsgathering duopoly in the Nation's Capital.

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

      Local Sales Development Efforts. We believe that television stations with a strong local presence and active community relations can realize additional revenue from advertisers through the development and promotion of special programming and community events as well as through expanded production of regularly scheduled local news and information programming. Each of our stations has developed such additional products, including high quality programming of local interest and sponsored community events. Such sponsored events have included health fairs, contests, job fairs, parades and athletic events and have provided advertisers, who are offered participation in such events, an opportunity to direct a marketing program to targeted audiences. These additional local interest programs and sponsored community events have proven successful in attracting incremental local advertising revenues. The stations also seek to maximize their local sales efforts through the use of extensive research and targeted demographic studies.

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


Owned Stations

   WJLA/NewsChannel 8:    Washington, D.C.

      Acquired by ACC in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license (held by ACCLI) expired on October 1, 2004. An application for license renewal is pending. See "Legislation and Regulation--License Renewal." Washington, D.C. is the eighth largest DMA, with approximately 2,253,000 television households. We believe that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, constituting the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 were integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. The combination of these two operations allowed for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources.

   WBMA/WCFT/WJSU:    Birmingham (Anniston and Tuscaloosa), Alabama

      We acquired WCFT in March 1996 and WJSU in March 2000 after previously programming the station pursuant to a time brokerage agreement. We also own a low power television station licensed to Birmingham, Alabama (WBMA).

      We serve the Birmingham market by simultaneously transmitting identical programming from our studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA+. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. We have retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining our primary news and sales presence in Birmingham. The ABC network affiliation is based upon carriage on both WCFT and WJSU and expires on December 31, 2012. The FCC licenses for the three stations expired on April 1, 2005. Applications for license renewal have been filed and are pending. In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating what is now the 40th largest DMA with approximately 717,000 television households. The Birmingham DMA is served by six commercial television stations.

   WHTM:    Harrisburg-Lancaster-York-Lebanon, Pennsylvania

      Acquired by us in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires August 1, 2007. The Harrisburg-Lancaster-York-Lebanon market, which consists of ten contiguous counties located in central Pennsylvania, is the 41st largest DMA, reaching approximately 707,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by four commercial television stations, one of which is a VHF station.

   KATV:    Little Rock, Arkansas

      Acquired by us in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expired on June 1, 2005. An application for license renewal has been filed and is pending. The Little Rock market is the 57th largest DMA, with approximately 531,000 television households. The Little Rock market has a diversified economy, serving as the seat of both state and local government and as home to numerous commercial businesses. The Little Rock market is served by five commercial television stations.

      Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2011, KATV operates ARSN, which provides University of Arkansas sports programming to a network of 55 radio stations in two states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

   KTUL:    Tulsa, Oklahoma

      Acquired by us in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires on June 1, 2006. Tulsa, Oklahoma is the 61st largest DMA, with approximately 510,000 television households. The Tulsa market is served by six commercial television stations.

   WSET:    Roanoke-Lynchburg, Virginia

      Acquired by us in 1996, WSET has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WSET's FCC license expires on October 1, 2012. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 68th largest DMA, with approximately 440,000 television households. The Lynchburg DMA is served by four commercial television stations.

   WCIV:    Charleston, South Carolina

      Acquired by us in 1996, WCIV has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WCIV's FCC license expires on December 1, 2012. Charleston, South Carolina is the 101st largest DMA, with approximately 284,000 television households. The Charleston DMA is served by five commercial television stations.


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

      Other sources of competition include home entertainment systems (including video recording and playback systems, television game devices and new wireless/internet connected devices permitting "podcasting"), wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves may now use excess capacity within their digital television channel to "multicast" discrete program offerings. Programming alternatives, especially news, available on the Internet also provide non-broadcast alternatives available to the potential broadcast television audience.

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

      Advertising: Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Our television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a broadcast television station in one market does not compete with stations in other market areas. Our television stations are located in highly competitive market areas.


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

      In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, we cannot assure that each of our broadcast licenses will be renewed in the future. License renewal applications are pending for the following stations: WJLA, KATV and WBMA/WCFT/WJSU. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for WCIV and WSET were renewed during Fiscal 2005 for full terms and are currently in effect. The licenses for KTUL and WHTM are currently in effect with expiration dates of June 1, 2006 and August 1, 2007, respectively.

      The FCC licenses for WJLA expired on October 1, 2004. A petition to deny the application for renewal was filed by Theodore M. White alleging that principals of the licensee do not have the requisite "character qualifications" to operate the station based upon non-broadcast activities at Riggs Bank N.A., in which identified principals had an ownership, operation and control interest. Opposition pleadings have been submitted categorically stating that these unadjudicated, non-broadcast allegations do not even minimally meet the standards for non-renewal of FCC licenses. The application remains pending and the station continues to operate under its expired license.

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

      Digital Television: The FCC has adopted rules for implementing digital (including high-definition) television service in the United States. Implementation of DTV is intended to improve the technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station's geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2 and 51. Under the FCC's rules, stations will be required to phase-in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. This period is designed to facilitate the supply of television receivers and cable demodulation boxes that will operate with the new DTV frequencies. The FCC has adopted standards for the transmission of DTV signals. These standards will serve as the basis for the phased conversion to digital transmission. The end date for the transition is currently defined as the time when 85% of the homes in a station's market are capable of receiving a DTV signal. Congress and the FCC are considering modifying that requirement to a "hard date" on which the transition will end and the analog transmissions will cease.

      Our stations have been assigned the following digital channel allocations by the FCC: WJLA-39, WCFT-5, WJSU-9, WHTM-10, KATV-22, KTUL-10, WSET-34 and WCIV-34. All of these stations are currently operating on their assigned DTV channels. Subsequent to the final transition to digital operations, our stations will operate on the following channels: WJLA-7, WCFT-33, WJSU-9, WHTM-10, KATV-22, KTUL-10, WSET-13 and WCIV-34.

      KATV and WCIV are operating pursuant to special temporary authority at lower power. The FCC has established criteria requiring KATV to begin broadcasting at full power by July 1, 2005 and WCIV by July 1, 2006. KATV has received a waiver of its deadline so as to permit completion of the required buildout. Certain additional equipment will be required to be purchased for these stations to reach full power. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Implementation of DTV service has imposed substantial additional costs on television stations providing the new service because of the need to purchase additional equipment and because some stations need to operate at higher utility costs. The industry-wide transition from analog to digital delivery has currently yielded only limited opportunities to generate incremental revenue from the DTV service and is currently available to only a very small percentage of television viewers who have purchased the corresponding in-home equipment. Accordingly, we cannot assure you that our television stations will be able to increase revenue to offset such costs. We are unable to predict what future actions the government might take with respect to DTV service, nor can we predict the effect of the present DTV implementation plan or such future actions on our business. We are unable to predict the extent or timing of future consumer demand for such DTV services.

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

      On June 2, 2003, the FCC approved modifications to several of its media ownership rules. Under the FCC's order, the national limits on the number of stations that can be commonly owned was increased and restrictions on common ownership of local television, radio and newspapers were relaxed in certain markets under certain circumstances. Additional flexibility would be available to allow owners of media properties, including ACC, to acquire additional media outlets in some circumstances not previously permitted, if they so choose. The U.S. Court of Appeals, however, reversed and remanded these rules to the FCC for additional justification. The FCC is in the process of reevaluating the rules and continues to operate under the prior regulations.

      FCC rules governing national ownership limits generally permit ownership of attributable interests in stations reaching 39% of the nation's television households. The rules governing local ownership generally permit a single entity to have an attributable interest in no more than two television stations that serve the same DMA under limited circumstances. Similar restrictions limit the number of radio stations that could be co-owned with a television station in a market as well as common newspaper/broadcast station ownership.

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


Employees

      As of September 30, 2005, we employed in full and part-time positions 960 persons, including 261 at WJLA/NewsChannel 8, 140 at KATV, 135 at KTUL, 116 at WHTM, 109 at WBMA/WCFT/WJSU, 104 at WSET, 83 at WCIV and 12 in our corporate office. Of the employees at WJLA/NewsChannel 8, 130 are represented by one of three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The NABET/CWA collective bargaining agreement expired on January 31, 2005. The parties did not extend the contract, but are in negotiations for a successor contract. The AFTRA collective bargaining agreement expires on September 30, 2006. The DGA collective bargaining agreement expired on January 16, 2000. The parties have been in negotiations for a collective bargaining agreement, and reached a tentative agreement during October 2005. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.

                               ITEM 2. PROPERTIES

      We maintain our corporate headquarters in Arlington, Virginia, occupying leased office space of approximately 14,200 square feet.

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

      The following table describes the general characteristics of our principal real property:

                                                                                                       Lease
                                                                                                     Expiration
Facility                Market/Use                      Ownership         Approximate Size              Date
--------                ----------                      ---------         ----------------              ----

WJLA/NewsChannel 8      Rosslyn, VA
                        Office/Studio                   Leased            79,870 sq. ft.              6/30/17

                        Prince Georges, MD
                        Tower - Weather                 Leased            1 acre                      3/31/11

                        Washington, D.C.
                        Tower/Transmitter               Joint Venture     108,000 sq. ft.               N/A

WHTM                    Harrisburg, PA
                        Office/Studio                   Owned             14,000 sq. ft.                N/A
                        Adjacent Land                   Owned             59,337 sq. ft.                N/A
                        Tower/Transmitter               Owned             2,801 sq. ft.                 N/A
                        Office                          Leased            3,000 sq. ft.              10/31/08

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

KTUL                    Tulsa, OK
                        Office/Studio                   Owned             13,520 sq. ft.                N/A
                        Tower/Transmitter               Owned             160 acres                     N/A

WSET                    Lynchburg, VA
                        Office/Studio                   Owned             15,500 sq. ft.                N/A
                        Tower/Transmitter               Owned             2,700 sq. ft.                 N/A

                        Danville, VA
                        Office/Studio                   Leased            2,150 sq. ft.               2/28/06

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

                        Tuscaloosa, AL
                        Office/Studio                   Owned             9,475 sq. ft.                 N/A
                        Tower-Tuscaloosa                Owned             10.5 acres                    N/A
                        Tower-AmSouth                   Leased            134.3 acres                 4/30/06

                        Anniston, AL
                        Office/Studio                   Leased            6,100 sq. ft.                4/1/11
                        Tower-Blue Mtn.                 Owned             1.7 acres                     N/A
                        Tower-Bald Rock                 Leased            1 acre                      8/29/16


                            ITEM 3. LEGAL PROCEEDINGS

      We currently and from time to time are involved in litigation incidental to the conduct of our business, including suits based on defamation and employment activity. We are not currently a party to any lawsuit or proceeding which, in our opinion, is reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of the stockholder of the Company held on September 30, 2005, each of the incumbent directors of the Company except for Joe L. Allbritton, who did not stand for re-election, was re-elected to serve until his or her successor is elected and qualified.



                                     PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,
                        RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

      The selected consolidated financial data for the fiscal years ended September 30, 2001, 2002, 2003, 2004 and 2005 are derived from our consolidated financial statements. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the data below reflect the combined results for the Company and Allnewsco for all of the periods presented (see Footnote <F1>).

                                                                         Fiscal Year Ended September 30,
                                                                         -------------------------------
                                                               2001        2002        2003         2004        2005
                                                               ----        ----        ----         ----        ----
Statement of Operations Data:
Operating revenues, net..................................   $ 202,541   $ 196,169   $ 202,590    $ 203,270   $ 200,427
Television operating expenses, excluding depreciation
   and amortization......................................     124,597     126,001     125,224      127,586     124,082
Depreciation and amortization<F2>........................      15,045      13,310      10,785        9,908       9,170
Corporate expenses.......................................       5,641       6,004       6,379        4,908       6,012
Operating income.........................................      57,258      50,854      60,202       60,868      61,163
Interest expense.........................................      41,682      41,561      40,647       36,759      36,729
Interest expense-related party...........................       4,064         785          --           --          --
Interest income..........................................         321          94         343           24          71
Interest income-related party............................         213          92          88          162         262
Loss on early repayment of debt..........................          --          --      23,194           --          --
Income (loss) before cumulative effect of change in
   accounting principle..................................       6,354       3,514      (2,951)      13,581      13,642
Cumulative effect of change in accounting principle<F2>..          --          --       2,973           --          --
Net income (loss)........................................       6,354       3,514      (5,924)      13,581      13,642


                                                                                As of September 30,
                                                                                -------------------
                                                               2001        2002        2003         2004        2005
                                                               ----        ----        ----         ----        ----
Balance Sheet Data:
Total assets.............................................   $ 258,610   $ 268,994   $ 262,010    $ 253,978   $ 241,744
Total debt<F3>...........................................     426,860     440,443     467,688      465,675     460,755
Stockholder's investment.................................    (230,817)   (247,073)   (275,800)    (281,176)   (287,414)


                                                                         Fiscal Year Ended September 30,
                                                                         -------------------------------
                                                               2001        2002        2003         2004        2005
                                                               ----        ----        ----         ----        ----
Cash Flow Data<F4>:
Cash flow from operating activities......................   $  25,156   $  28,020   $  23,938    $  30,959   $  27,266
Cash flow from investing activities......................      (5,782)    (46,458)     (7,634)      (5,712)     (4,593)
Cash flow from financing activities......................     (23,626)     16,908     (19,325)     (21,268)    (25,725)

Financial Ratios and Other Data:
Operating income margin..................................       28.3%       25.9%       29.7%        29.9%       30.5%
Operating Cash Flow<F5>..................................   $  72,303   $  64,164   $  70,987    $  70,776   $  70,333
Operating Cash Flow Margin<F6>...........................       35.7%       32.7%       35.0%        34.8%       35.1%
Capital expenditures.....................................       6,560      26,332       7,700        5,816       4,660

                                                                                                       (Footnotes on following page)


Footnotes

<F1> On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, in exchange for $20,000 in cash and the cancellation of a $20,000 note receivable from Allnewsco. The assets acquired consisted primarily of cable affiliation agreements and certain technical equipment and vehicles related to the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 were integrated with those of WJLA in a new studio and office facility, creating the first newsgathering duopoly in the Nation's Capital. Allnewsco has been controlled since its inception by Perpetual, which also controls ACC. Because both ACC and Allnewsco are controlled by Perpetual, ACC was required to account for the acquisition as a transfer of assets within a group under common control.

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

     In addition, as ACC did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the Fiscal 2001 and 2002 selected consolidated financial data have not been incurred by ACC subsequent to the acquisition. Specifically, ACC did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying selected consolidated financial data include $4,064 and $785 of related party interest expense incurred by Allnewsco relating to amounts due from Allnewsco to Perpetual during the years ended September 30, 2001 and 2002, respectively. We have not incurred such related party interest expense subsequent to the acquisition date of September 16, 2002. Accordingly, no such related party interest expense was incurred during the years ended September 30, 2003, 2004 or 2005.

<F2> As required by generally accepted accounting principles ("GAAP"), effective
     October 1, 2002 we changed our method of accounting for intangible assets. As a result, we ceased amortization of our broadcast license intangible assets effective October 1, 2002. In addition, we recorded a non-cash, after-tax impairment charge of $2,973 relating to the carrying value of our broadcast licenses. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 4."


     The following table adjusts reported depreciation and amortization for each year prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 to exclude amortization of our broadcast license intangible assets:

                                                 Fiscal Year Ended September 30,
                                                 -------------------------------
                                                        2001         2002
                                                        ----         ----

     Depreciation and amortization, as reported....   $ 15,045    $ 13,310
     Less:
     Amortization of broadcast licenses............     (4,088)     (4,088)
                                                      --------    --------

     Depreciation and amortization, adjusted for
     the adoption of SFAS No. 142..................   $ 10,957    $  9,222
                                                      ========    ========


<F3> Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.

<F4> Cash flows from operating, investing and financing activities were determined in accordance with GAAP. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."

<F5> We define "Operating Cash Flow" as operating income plus depreciation and amortization. Although Operating Cash Flow is not a measure of performance calculated in accordance with GAAP, we believe it is useful for investors in our debt securities and users of our financial statements in understanding our results of operations. Management believes that Operating Cash Flow is useful because it is widely used in the broadcasting industry as a measure of operating performance and is used by investors and by analysts who report on the performance of broadcast companies. Operating Cash Flow also is generally recognized as a tool in applying valuation methodologies for companies in the media industry. In addition, management closely monitors Operating Cash Flow in determining our ability to maintain compliance with certain financial covenants of our indebtedness. Nevertheless, you should not consider Operating Cash Flow in isolation from or as a substitute for operating income, net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with GAAP, or as a measure of performance or liquidity prepared in accordance with GAAP. Moreover, because Operating Cash Flow is not a measure calculated in accordance with GAAP, this performance measure is not necessarily comparable to similarly titled measures employed by other companies.



     The following table provides a reconciliation of Operating Cash Flow (a non-GAAP financial measure) to operating income (as presented in our statements of operations):

                                                    Fiscal Year Ended September 30,
                                                    -------------------------------
                                           2001       2002       2003       2004       2005
                                           ----       ----       ----       ----       ----

     Operating income..................  $ 57,258   $ 50,854   $ 60,202   $ 60,868   $ 61,163
     Add:
     Depreciation and amortization.....    15,045     13,310     10,785      9,908      9,170
                                         --------   --------   --------   --------   --------

     Operating Cash Flow...............  $ 72,303   $ 64,164   $ 70,987   $ 70,776   $ 70,333
                                         ========   ========   ========   ========   ========


<F6> We define "Operating Cash Flow Margin" as Operating Cash Flow as a
     percentage of operating revenues, net.


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

      Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2004 Summer Olympic Games were broadcast by NBC in August 2004 in connection with NBC's United States television rights to the Olympic Games, which extend through 2012.

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

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2003, 2004 and 2005, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive-related advertising. Approximately 28% of our total broadcast revenues for each of the years ended September 30, 2003, 2004 and 2005 consisted of automotive-related advertising. A significant decrease in such advertising in the future could materially and adversely affect our operating results.

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


                                                          Fiscal Year Ended September 30,
                                                          -------------------------------
                                                2003                   2004                   2005
                                          -----------------      -----------------      -----------------
                                          Dollars   Percent      Dollars   Percent      Dollars   Percent
                                          -------   -------      -------   -------      -------   -------

Local and national<F1>................  $ 176,195    84.9%     $ 179,385    86.2%     $ 179,043    87.5%
Political<F2>.........................      8,635     4.1%         5,054     2.4%         4,536     2.2%
Network compensation<F3>..............      5,747     2.8%         5,706     2.8%         2,867     1.4%
Trade and barter<F4>..................      7,010     3.4%         6,709     3.2%         5,884     2.9%
Other revenues<F5>....................     10,011     4.8%        11,253     5.4%        12,263     6.0%
                                        ---------   ------     ---------   ------     ---------   ------

Broadcast revenues....................    207,598   100.0%       208,107   100.0%       204,593   100.0%
                                                    ======                 ======                 ======

Fees<F6>..............................     (5,008)                (4,837)                (4,166)
                                        ---------              ---------              ---------

Operating revenues, net...............  $ 202,590              $ 203,270              $ 200,427
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

      Local and national advertising constitutes our largest category of operating revenues, representing approximately 85% to 90% of our total broadcast revenues in each of the last three fiscal years. Local and national advertising revenues increased 1.3% and 1.8% in Fiscal 2003 and 2004, respectively, and decreased 0.2% in Fiscal 2005.


 Results of Operations--Fiscal 2005 Compared to Fiscal 2004

      Set forth below are selected consolidated financial data for Fiscal 2004 and 2005, respectively, and the percentage change between the years.

                                              Fiscal Year Ended       Percentage
                                                September 30,           Change
                                              -----------------       ----------
                                              2004         2005
                                              ----         ----

Operating revenues, net.................   $ 203,270    $ 200,427       (1.4)%
Total operating expenses................     142,402      139,264       (2.2)%
                                           ---------    ---------

Operating income........................      60,868       61,163        0.5%
Nonoperating expenses, net..............      37,955       38,100        0.4%
Income tax provision....................       9,332        9,421        1.0%
                                           ---------    ---------

Net income..............................   $  13,581    $  13,642        0.4%
                                           =========    =========

Operating cash flow<F1>.................   $  70,776    $  70,333       (0.6)%
                                           =========    =========

______________
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (5) under "Selected Consolidated Financial Data."


   Net Operating Revenues

      Net operating revenues for Fiscal 2005 totaled $200,427, a decrease of $2,843, or 1.4%, as compared to Fiscal 2004.

      Local and national advertising revenues decreased $342, or 0.2%, from Fiscal 2004. The decrease in local and national advertising revenues primarily reflected displacement of local and national advertisers during the peak political advertising month of October 2004, decreased national advertising revenue across a majority of our markets, and a decline in the Washington, D.C. local and national advertising market during the first six months of Fiscal 2005, almost completely offset by increased demand by local advertisers in a majority of our markets during the final six months of Fiscal 2005, led by Washington, D.C., Birmingham and Charleston.

      Political advertising revenues decreased by $518, or 10.2%, in Fiscal 2005 from Fiscal 2004. This decrease was primarily due to Fiscal 2004 advertising related to local primaries as well as advertising leading up to the November 2004 Presidential and local elections, partially offset by advertising during the first quarter of Fiscal 2005 related to the November 2004 Presidential and local elections as well as advertising during the fourth quarter of Fiscal 2005 related to the Virginia Governor's race leading up to the November 2005 election.

      Network compensation revenue decreased $2,839, or 49.8%, during Fiscal 2005 as compared to the prior year. The decrease primarily reflects reduced network compensation related to our participation in ABC's current National Football League ("NFL") programming rights arrangement with its affiliates, which principally involves the exchange of additional primetime inventory for reduced network compensation. Additionally, effective January 1, 2005, our rate of compensation for airing network programming decreased pursuant to our long-term affiliation agreement with ABC. Based on ABC's non-renewal of NFL programming rights beyond the 2005 NFL season, the inventory and network compensation provisions of ABC's current NFL programming rights arrangement with its affiliates will expire on July 31, 2006. Overall network compensation revenue for Fiscal 2006 is expected to approximate Fiscal 2005 amounts.

      No individual advertiser accounted for more than 5% of our broadcast revenues during Fiscal 2005 or 2004.

   Total Operating Expenses

      Total operating expenses in Fiscal 2005 were $139,264, a decrease of $3,138, or 2.2%, compared to total operating expenses of $142,402 in Fiscal 2004. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $3,504, a decrease in depreciation and amortization of $738 and an increase in corporate expenses of $1,104.

      Television operating expenses, excluding depreciation and amortization, totaled $124,082 in Fiscal 2005, a decrease of $3,504, or 2.7%, when compared to television operating expenses of $127,586 in Fiscal 2004. This decrease was due primarily to reduced syndicated programming costs resulting from renewals of several of our existing programs under more favorable terms, partially offset by higher sales-related costs, including local sales commissions and the cost of sales incentives, which were related to the increased local advertising revenues during the second half of Fiscal 2005.

      Depreciation and amortization expense of $9,170 in Fiscal 2005 decreased $738, or 7.4%, from $9,908 in Fiscal 2004. This decrease was principally the result of decreased depreciation associated with the new WJLA/NewsChannel 8 facility during its third full year of depreciation in Fiscal 2005.

      Corporate expenses in Fiscal 2005 increased $1,104, or 22.5%, from Fiscal 2004 due to a variety of increased expenses including costs associated with increased activities related to Sarbanes-Oxley internal control compliance, compensation related to the addition of a corporate-level sales executive, and one-time rent-related expenses associated with our move to a new headquarters office location.

   Operating Income

      Operating income of $61,163 in Fiscal 2005 increased $295, or 0.5%, compared to operating income of $60,868 in Fiscal 2004. The operating income margin in Fiscal 2005 increased to 30.5% from 29.9% for the prior fiscal year. The increases in operating income and margin during Fiscal 2005 were primarily the result of television operating expenses, excluding depreciation and amortization, decreasing at a greater rate than net operating revenues, as discussed above.

    Operating Cash Flow

      Operating cash flow decreased to $70,333 in Fiscal 2005 from $70,776 in Fiscal 2004, a decrease of $443, or 0.6%. This decrease was primarily the result of decreased net operating revenues and increased corporate expenses, substantially offset by decreased television operating expense, excluding depreciation and amortization, as discussed above. Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (5) under "Selected Consolidated Financial Data."

   Nonoperating Expenses, Net

      Interest expense decreased by $30, or 0.1%, from $36,759 in Fiscal 2004 to $36,729 in Fiscal 2005. The average balance of debt outstanding, including capital lease obligations, for Fiscal 2004 and 2005 was $471,619 and $466,092, respectively, and the weighted average interest rate on debt during the year was 7.63% and 7.70%, respectively.

   Income Taxes

      The provision for income taxes in Fiscal 2005 totaled $9,421, an increase of $89, or 1.0%, when compared to the provision for income taxes of $9,332 in Fiscal 2004. The increase in the provision for income taxes was primarily due to the $150, or 0.7%, increase in pre-tax income.

   Net Income

      Net income for Fiscal 2005 was $13,642, an increase of $61, or 0.4%, when compared to net income of $13,581 in Fiscal 2004. The increase in net income was due to the factors discussed above.

Results of Operations--Fiscal 2004 Compared to Fiscal 2003

      Set forth below are selected consolidated financial data for Fiscal 2003 and 2004, respectively, and the percentage change between the years.


                                                       Fiscal Year Ended      Percentage
                                                         September 30,          Change
                                                      ------------------      ----------
                                                      2003          2004
                                                      ----          ----

Operating revenues, net.........................   $ 202,590     $ 203,270        0.3%
Total operating expenses........................     142,388       142,402        0.0%
                                                   ---------     ---------

Operating income................................      60,202        60,868        1.1%
Nonoperating expenses, net......................      64,574        37,955      (41.2)%
Income tax (benefit) provision..................      (1,421)        9,332      756.7%
                                                   ---------     ---------

(Loss) income before cumulative effect of
  change in accounting principle................      (2,951)       13,581      560.2%
                                                   ---------     ---------

Cumulative effect of change in accounting
  principle, net of income tax benefit..........       2,973            --         --
                                                   ---------     ---------

Net (loss) income...............................   $  (5,924)    $  13,581      329.3%
                                                   =========     =========

Operating cash flow<F1>.........................   $  70,987     $  70,776       (0.3)%
                                                   =========     =========

___________
<F1> Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (5) under "Selected Consolidated Financial Data."


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

    Operating Cash Flow

      Operating cash flow decreased to $70,776 in Fiscal 2004 from $70,987 in Fiscal 2003, a decrease of $211, or 0.3%. This decrease was primarily the result of increased television operating expense, excluding depreciation and amortization, partially offset by increased net operating revenues and decreased corporate expenses, as discussed above. Operating cash flow is not a measure of performance calculated in accordance with GAAP. For a definition of operating cash flow and a reconciliation of operating cash flow to operating income, please refer to footnote (5) under "Selected Consolidated Financial Data."

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

      As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $23,938, $30,959 and $27,266 for Fiscal 2003, 2004 and 2005, respectively. The increase in cash provided by operating activities from Fiscal 2003 to Fiscal 2004 was primarily due to the effect of the change in other accrued expenses on the net cash provided by operating activities for the year ended September 30, 2003. Accrued expenses were elevated at September 30, 2002 as a result of the relocation of WJLA into new studio and office space during the fourth quarter of Fiscal 2002. Such accrued expenses were paid during Fiscal 2003, resulting in a decrease to net cash provided by operating activities for the year. The decrease in cash provided by operating activities from Fiscal 2004 to Fiscal 2005 was the result of various differences in the timing of cash receipts and payments in the ordinary course of operations.

   Distributions to Related Parties

      We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2003, 2004 and 2005, we made cash advances net of repayments to Perpetual of $13,846, $18,957 and $19,880, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

      Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2005 and through December 14, 2005, we made additional net distributions to owners of $1,396.

      During Fiscal 2004 and 2005, we were charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $4,231 and $6,853, respectively. During Fiscal 2003, we were not charged for federal and state income taxes, but rather, we recorded a benefit for federal and Virginia state income taxes of $3,957. This benefit was effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the terms of the tax sharing agreement between the companies.

   Indebtedness

      Our total debt, including the current portion of long-term debt, decreased from $465,675 at September 30, 2004 to $460,755 at September 30, 2005. This debt, net of applicable discounts, consists of $452,553 of 7 3/4% senior subordinated notes due December 15, 2012; $8,000 of draws under our senior credit facility; and $202 of capital lease obligations. The decrease of $4,920 in total debt from September 30, 2004 to September 30, 2005 was primarily due to net repayments under the senior credit facility of $5,000.

      As of August 23, 2005, we entered into a new $70,000, six-year senior credit facility. This new facility replaced our previous facility which was scheduled to mature March 27, 2006. Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates either from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

      Under our existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2005, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

   Other Uses of Cash

      During Fiscal 2003, 2004 and 2005, we made $7,700, $5,816 and $4,660, respectively, of capital expenditures. At this time, we estimate that capital expenditures for Fiscal 2006 will be in the approximate range of $7,000 to $8,000 and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in our final two markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

      We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. During Fiscal 2003, 2004 and 2005, we made cash payments of approximately $21,500, $21,400 and $16,800, respectively, for rights to television programs. The decrease in cash paid for programming during Fiscal 2005 as compared to Fiscal 2004 and 2003 was the result of renewals of certain syndicated programming contracts under more favorable terms as well as the conversion of certain time periods from syndicated programming to local news or other locally produced programming. We anticipate cash payments for program rights will be in the approximate range of $12,000 to $13,000 per year for Fiscal 2006 through 2010. We currently intend to fund these commitments with cash provided by operations.

      The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2005:


                                                      Fiscal Year Ending September 30,
                                          --------------------------------------------------------
                                          2006         2007         2008         2009         2010     Thereafter      Total
                                          ----         ----         ----         ----         ----     ----------      -----

Long-term debt....................     $     --     $     --     $     --     $     --     $     --     $463,000     $463,000
Programming contracts -- currently
   available......................       12,458          283           54           --           --           --       12,795
Programming contracts -- future
   commitments....................        2,441       11,686       10,535       10,517       10,251        6,426       51,856
Operating leases..................        4,581        3,831        3,663        3,606        3,704       26,703       46,088
Capital leases....................          180           30           --           --           --           --          210
Employment contracts..............        7,893        2,889        1,694           54           --           --       12,530
Deferred compensation.............          150          369          369          369          369          633        2,259
                                       --------     --------     --------     --------     --------     --------     --------

      Total.......................     $ 27,703     $ 19,088     $ 16,315     $ 14,546     $ 14,324     $496,762     $588,738
                                       ========     ========     ========     ========     ========     ========     ========

      Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

      ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2005, 71% of the assets of ACC were held by operating subsidiaries and for Fiscal 2005, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

   Intangible Assets

      Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets, net of accumulated amortization, were $122,815 and $122,650 as of September 30, 2004 and 2005, respectively. SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and became effective for our fiscal year ended September 30, 2003. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In testing for impairment, the fair value of our broadcast licenses is determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples are determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation is made to each of the station's tangible and intangible assets in determining the fair value of the station's broadcast licenses.

      In September 2004, the Securities and Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 is to be effective no later than the beginning of our Fiscal 2006.

      We had used the residual method to value our FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon our implementation of EITF Topic No. D-108 during the first quarter of Fiscal 2006, we will be required to perform an impairment test using a direct value method on our FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires us to value our FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by us included other elements of cash flows which contributed to station value.

      We are in the process of evaluating the impact of applying the provisions of EITF Topic No. D-108. Based on our analysis to date, we expect to record a non-cash impairment charge related to the carrying value of certain of our FCC licenses in the approximate range of $75,000 to $85,000. This charge will be recorded, net of the related tax benefit, as a cumulative effect of a change in accounting principle during the first quarter of Fiscal 2006.

      Other intangible assets continue to be amortized over their useful lives. The recoverability of other intangible assets is assessed on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

      The performance of impairment tests under SFAS No. 142, including the new requirements of EITF Topic No. D-108, requires significant management judgment. Future events affecting cash flows, market conditions or accounting standards could result in further impairment losses. Any resulting impairment loss could have a material adverse impact on our consolidated financial statements.

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

New Accounting Standards

      As discussed above, EITF Topic No. D-108 requires that a direct value method be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 is to be effective no later than the beginning of our Fiscal 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Intangible Assets."


Off-Balance Sheet Arrangements

       We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK
                             (dollars in thousands)

      At September 30, 2005, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At September 30, 2005, the carrying value of such debt was $452,553, the fair value was approximately $453,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.


                  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

      See Index on page F-1.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                        ITEM 9A. CONTROLS AND PROCEDURES

      The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-K is made known to them by others on a timely basis.

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      Executive officers and directors of ACC are as follows:


      Name                  Age                 Title
      ----                  ---                 -----
Barbara B. Allbritton       68     Executive Vice President and Director

Robert L. Allbritton        36     Chairman, Chief Executive Officer and Director

Frederick J. Ryan, Jr.      50     Vice Chairman, President, Chief Operating Officer and Director

Jerald N. Fritz             54     Senior Vice President, Legal and Strategic Affairs, General Counsel

Stephen P. Gibson           40     Senior Vice President and Chief Financial Officer

James C. Killen, Jr.        43     Vice President, Sales


_____________

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

      ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC's television subsidiaries and The Allbritton Foundation. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. In addition to his positions with ACC, Mr. Allbritton was the Chairman of the Board of Directors and Chief Executive Officer of Riggs National Corporation ("Riggs") from February 2001 until March 2005 and a Director of Riggs from 1994 until 2005. Mr. Allbritton has served on the Board of Directors of the Washington Hospital Center since August 2002 and the Lyndon B. Johnson Foundation since May 2002. He has also served on the Board of Trustees of The George

Washington University since February 2002 and Wesleyan University since May 2003. He is the son of Joe L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions."

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

      STEPHEN P. GIBSON has been a Senior Vice President of ACC since February 2001 and a Vice President since 1997. He has served as Chief Financial Officer since 1998 and Controller from 1997, when he joined the Company, to 1998. He is also Assistant Treasurer of The Allbritton Foundation and Vice President of Perpetual and each of ACC's television subsidiaries. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager. He served as an elected director of the Broadcast Cable Financial Management Association from 2002 until 2005.

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


Audit Committee Financial Expert

      The members of our Audit Committee are Robert L. Allbritton and Frederick
J. Ryan, Jr. The Board of Directors has determined that it does not currently have an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K. As the company is privately held, the Board of Directors is not currently considering expanding its members in order to include an "audit committee financial expert" as defined.

                         ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers for Fiscal 2005, 2004 and 2003:

                                       Summary Compensation Table
                                       --------------------------

                                     Fiscal                                Other Annual       All Other
Name and Principal Position           Year        Salary         Bonus     Compensation     Compensation
---------------------------           ----        ------         -----     ------------     ------------

Joe L. Allbritton<F1>                 2005     $  550,000            --           --        $ 108,000<F2>
    Former Chairman of the            2004        550,000            --           --          121,000<F2>
    Executive Committee               2003        550,000            --           --          115,600<F2>

Robert L. Allbritton<F3>              2005        275,000     $ 125,000     $ 65,100<F4>           --
    Chairman and                      2004        250,000        75,000       50,300<F4>           --
    Chief Executive Officer           2003        250,000        75,000           --               --

Frederick J. Ryan, Jr.<F5>            2005        230,000       125,000           --            6,400<F6>
    President and Chief               2004        217,500       100,000           --            6,000<F6>
    Operating Officer                 2003        217,500        75,000           --            5,500<F6>

James C. Killen, Jr.<F7>              2005        237,981        75,000           --            6,800<F6>
    Vice President, Sales

Jerald N. Fritz<F8>                   2005        225,000        65,000           --            6,300<F6>
    Senior Vice President, Legal      2004        216,500        60,000           --            6,100<F6>
    And Strategic Affairs             2003        210,000        45,000           --            5,300<F6>

__________
<F1> Salary consists of management fees paid by ACC. On September 30, 2005, directors of ACC were elected for the ensuing year. At that time, Mr. Joe
     L. Allbritton did not stand for re-election. As a result, effective October 1, 2005, Joe L. Allbritton is no longer an Executive Officer or Director of ACC. He remains Chairman of the Board of Directors of Perpetual, ACC's ultimate parent company.
<F2> Represents the imputed premium cost related to certain split dollar life insurance policies on the life of Mr. Joe L. Allbritton. The annual premiums on such policies are satisfied either by cash payment from ACC or by dividends accumulated under the policies. Upon the death of the insured, ACC will receive the cash value of the policies up to the amount of its investments, and the remaining proceeds will be paid to the insured's beneficiary. The imputed premium cost is calculated on the difference between the face value of the policy and the cash surrender value.
<F3> Robert L. Allbritton is paid management fees by ACC, which are included as compensation above. In addition, Mr. Robert L. Allbritton is paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
<F4> These amounts represent the incremental cost of non-business travel on corporate aircraft. Incremental cost includes specific trip-related costs such as fuel, hourly maintenance contract costs, in-flight food and beverage, airport landing and hangar charges, travel expenses for flight crew and other miscellaneous charges.
<F5> Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to
     ACC, which is included as compensation above. In addition, Mr. Ryan is also paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F6> These amounts reflect annual contributions by ACC to our 401(k) Plan.


<F7> James C. Killen, Jr. was hired on November 22, 2004.
<F8> Jerald N. Fritz is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Fritz, $10,500, $10,825 and $9,000 represents the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2003, 2004 and 2005, respectively.



      We do not have a Compensation Committee of our Board of Directors. Compensation of executive officers is determined by Robert L. Allbritton and Frederick J. Ryan, Jr. In reviewing compensation of executive officers, consideration is given to performance, comparable arrangements in our industry, as well as the cash compensation paid to certain of our executive officers by affiliates of ACC. Our directors are not separately compensated for membership on the Board of Directors.


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

ACC Common Stock

      Joe L. Allbritton controls Perpetual. Perpetual owns 100% of the outstanding common stock of AGI, and AGI owns 100% of the outstanding ACC Common Stock. Perpetual's address is 1000 Wilson Boulevard, Suite 2700, Arlington, Virginia 22209. There is no established public trading market for ACC Common Stock.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (dollars in thousands)

Distributions to Related Parties

      ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2005, ACC made cash advances to Perpetual of $35,505 and Perpetual made repayments on these cash advances of $15,625. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $6,853. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $262. See "Income Taxes" below.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2005 and through December 14, 2005, we made additional net distributions to owners of $1,396.


Management Fees

      We paid management fees of $500 to Perpetual for Fiscal 2005. We also paid executive compensation in the form of management fees to Joe L. Allbritton and Robert L. Allbritton for Fiscal 2005 in the amount of $550 and $200, respectively. Effective for Fiscal 2006, Joe L. Allbritton is no longer an Executive Officer of ACC and Robert L. Allbritton will receive cash compensation for all services to ACC from Perpetual, which will be allocated to ACC. Accordingly, we expect to pay management fees to Perpetual during Fiscal 2006 of approximately $700, while we do not expect to pay management fees to Joe L. Allbritton or Robert L. Allbritton during Fiscal 2006. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.


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


Office Space

      ACC leased certain office space from Riggs Bank in Washington, D.C. Riggs Bank was a wholly-owned subsidiary of Riggs, of which Mr. Joe L. Allbritton was a significant stockholder. Effective May 13, 2005, The PNC Financial Services Group, Inc. acquired the stock of Riggs, and Joe L. Allbritton is not a significant stockholder of the acquiring company. During the period from October 1, 2004 through May 13, 2005, ACC paid $260 to Riggs Bank related to the rental of office space. We believe that the terms of the lease were substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

         We lease certain office space to Irides, LLC ("Irides"). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. Charges for this space totaled $133 for Fiscal 2005, and we expect to receive $137 during Fiscal 2006. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Internet Services

      We have entered into various agreements with Irides to provide our stations with web site design, hosting and maintenance services. We incurred fees of $180 to Irides during Fiscal 2005, and we expect to pay fees to Irides during Fiscal 2006 for services performed of approximately $220. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.



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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm.................    F-2
Consolidated Balance Sheets as of September 30, 2004 and 2005...........    F-3
Consolidated Statements of Operations and Retained Earnings for
   Each of the Years Ended September 30, 2003, 2004 and 2005............    F-4
Consolidated Statements of Cash Flows for Each of the Years
   Ended September 30, 2003, 2004 and 2005..............................    F-5
Notes to Consolidated Financial Statements..............................    F-6
Financial Statement Schedule for the Years Ended September 30,
   2003, 2004 and 2005
   II--Valuation and Qualifying Accounts and Reserves...................    F-22


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 /s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
McLean, VA
December 14, 2005

                        ALLBRITTON COMMUNICATIONS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except share information)

                                                                                   September 30,
                                                                                ------------------
                                                                                2004          2005
                                                                                ----          ----
ASSETS
Current assets
      Cash and cash equivalents.........................................     $   7,257     $   4,205
      Accounts receivable, less allowance for doubtful accounts
         of $1,231 and $1,188...........................................        36,181        36,964
      Program rights....................................................        14,320         9,377
      Deferred income taxes.............................................           897         1,330
      Other.............................................................         1,842         1,967
                                                                             ---------     ---------

            Total current assets........................................        60,497        53,843

Property, plant and equipment, net......................................        49,560        45,015
Intangible assets, net..................................................       122,815       122,650
Cash surrender value of life insurance..................................        11,435        11,833
Program rights..........................................................           636           371
Deferred financing costs and other......................................         9,035         8,032
                                                                             ---------     ---------

                                                                             $ 253,978     $ 241,744
                                                                             =========     =========

LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current liabilities
      Current portion of long-term debt.................................     $     162     $     172
      Accounts payable..................................................         1,974         2,352
      Accrued interest payable..........................................        10,401        10,436
      Program rights payable............................................        17,592        12,458
      Accrued employee benefit expenses.................................         4,264         5,021
      Other accrued expenses............................................         7,216         5,641
                                                                             ---------     ---------

            Total current liabilities...................................        41,609        36,080

Long-term debt..........................................................       465,513       460,583
Deferred income taxes...................................................        21,657        24,065
Program rights payable..................................................         1,169           337
Accrued employee benefit expenses.......................................         1,834         2,077
Deferred rent and other.................................................         3,372         6,016
                                                                             ---------     ---------

            Total liabilities...........................................       535,154       529,158
                                                                             ---------     ---------
Commitments and contingent liabilities (Note 9)
Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued....................................................            --            --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding.........................................             1             1
      Capital in excess of par value....................................        49,631        49,631
      Retained earnings.................................................         8,617        22,259
      Distributions to owners, net (Note 7).............................      (339,425)     (359,305)
                                                                             ---------     ---------

            Total stockholder's investment..............................      (281,176)     (287,414)
                                                                             ---------     ---------
                                                                             $ 253,978     $ 241,744
                                                                             =========     =========

          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)


                                                                                         Year Ended September 30,
                                                                                         ------------------------
                                                                                    2003           2004           2005
                                                                                    ----           ----           ----

Operating revenues, net......................................................    $ 202,590      $ 203,270      $ 200,427
                                                                                 ---------      ---------      ---------

Television operating expenses, excluding depreciation and amortization.......      125,224        127,586        124,082
Depreciation and amortization................................................       10,785          9,908          9,170
Corporate expenses...........................................................        6,379          4,908          6,012
                                                                                 ---------      ---------      ---------
                                                                                   142,388        142,402        139,264
                                                                                 ---------      ---------      ---------

Operating income.............................................................       60,202         60,868         61,163

Nonoperating income (expense)
      Interest income
            Related party....................................................           88            162            262
            Other............................................................          343             24             71
      Interest expense.......................................................      (40,647)       (36,759)       (36,729)
      Loss on early repayment of debt........................................      (23,194)            --             --
      Other, net.............................................................       (1,164)        (1,382)        (1,704)
                                                                                 ---------      ---------      ---------

(Loss) income before income taxes and cumulative effect of change
        in accounting principle..............................................       (4,372)        22,913         23,063
(Benefit from) provision for income taxes....................................       (1,421)         9,332          9,421
                                                                                 ---------      ---------      ---------

(Loss) income before cumulative effect of change in
        accounting principle.................................................       (2,951)        13,581         13,642
Cumulative effect of change in accounting principle, net of
        income tax benefit of $2,027 (Note 4)................................        2,973             --             --
                                                                                 ---------      ---------      ---------

Net (loss) income ...........................................................       (5,924)        13,581         13,642
Retained earnings, beginning of year.........................................        4,917         (4,964)         8,617
Tax benefit distributed......................................................       (3,957)            --             --
                                                                                 ---------      ---------      ---------

Retained earnings, end of year...............................................    $  (4,964)     $   8,617      $  22,259
                                                                                 =========      =========      =========

          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         Year Ended September 30,
                                                                                         ------------------------
                                                                                    2003           2004           2005
                                                                                    ----           ----           ----
Cash flows from operating activities:
      Net (loss) income .....................................................    $  (5,924)     $  13,581      $  13,642
                                                                                 ---------      ---------      ---------
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
           Depreciation and amortization.....................................       10,785          9,908          9,170
           Cumulative effect of change in accounting principle...............        2,973             --             --
           Other noncash charges.............................................        1,464          1,523          1,746
           Noncash tax benefits..............................................       (3,957)            --             --
           Loss on early repayment of debt...................................       23,194             --             --
           Provision for doubtful accounts...................................          623            584            599
           Loss (gain) on disposal of assets.................................           13            (12)           133
           Changes in assets and liabilities:
                 (Increase) decrease in assets:
                     Accounts receivable.....................................       (2,119)         1,898         (1,382)
                     Program rights..........................................          643          4,720          5,208
                     Other current assets....................................           --            298           (125)
                     Other noncurrent assets.................................         (247)          (843)          (216)
                     Deferred income taxes...................................          (35)           (55)          (433)
                 Increase (decrease) in liabilities:
                     Accounts payable........................................         (447)          (582)           378
                     Accrued interest payable................................         (760)          (152)            35
                     Program rights payable..................................         (906)        (5,212)        (5,966)
                     Accrued employee benefit expenses.......................         (236)          (451)         1,000
                     Other accrued expenses..................................       (4,970)         1,816         (1,575)
                     Deferred rent and other liabilities.....................        1,059           (776)         2,644
                     Deferred income taxes...................................        2,785          4,714          2,408
                                                                                 ---------      ---------      ---------
                           Total adjustments.................................       29,862         17,378         13,624
                                                                                 ---------      ---------      ---------
                           Net cash provided by operating activities.........       23,938         30,959         27,266
                                                                                 ---------      ---------      ---------

Cash flows from investing activities:
      Capital expenditures...................................................       (7,700)        (5,816)        (4,660)
      Proceeds from disposal of assets.......................................           66            104             67
                                                                                 ---------      ---------      ---------
                           Net cash used in investing activities.............       (7,634)        (5,712)        (4,593)
                                                                                 ---------      ---------      ---------

Cash flows from financing activities:
      Proceeds from issuance of debt.........................................      451,949             --             --
      Principal payments on long-term debt and capital leases................     (425,577)          (238)          (162)
      Draws (repayments) under line of credit, net...........................          136         (2,000)        (5,000)
      Redemption premiums and related costs of early repayment of debt.......      (17,409)            --             --
      Deferred financing costs...............................................       (9,578)           (73)          (683)
      Distributions to owners and dividends, net of certain charges..........      (24,730)       (31,322)       (35,505)
      Repayments of distributions to owners..................................        5,884         12,365         15,625
                                                                                 ---------      ---------      ---------
                           Net cash used in financing activities.............      (19,325)       (21,268)       (25,725)
                                                                                 ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents.........................       (3,021)         3,979         (3,052)
Cash and cash equivalents, beginning of year.................................        6,299          3,278          7,257
                                                                                 ---------      ---------      ---------
Cash and cash equivalents, end of year.......................................    $   3,278      $   7,257      $   4,205
                                                                                 =========      =========      =========

Supplemental disclosure of cash flow information:
           Cash paid for interest............................................    $  41,129      $  36,570      $  36,328
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)

NOTE 1--THE COMPANY

      Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns ABC network-affiliated television stations serving seven geographic markets:


      Station                   Market
      ----------------          ------------------------------------------------
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


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Revenue recognition--Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $6,541, $6,169 and $5,450 for the years ended September 30, 2003, 2004 and 2005, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems and direct broadcast satellite service providers.

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

The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:

      Buildings.............................................  15-40 years
      Leasehold improvements................................   5-32 years
      Furniture, machinery and equipment and equipment
         under capital leases...............................   3-20 years

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Intangible assets--Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 became effective for the Company's fiscal year ended September 30, 2003 (See Note 4).

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

      In September 2004, the Securities Exchange Commission (SEC) announced, in conjunction with the issuance of Emerging Issues Task Force (EITF) Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 is to be effective no later than the beginning of our year ending September 30, 2006 (See Note 2 - New Accounting Standards).

      Deferred financing costs--Costs incurred in connection with the issuance of long-term debt are deferred and amortized to other nonoperating expense on a straight-line basis over the term of the underlying financing agreement.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Deferred rent--Rent concessions and scheduled rent increases in connection with operating leases are recognized as adjustments to rental expense on a straight-line basis over the associated lease term.

      Concentration of credit risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2005 had an overnight repurchase agreement for $2,145. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


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

      New Accounting Standards-- As discussed above, EITF Topic No. D-108 requires that a direct value method be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 is to be effective no later than the beginning of the Company's year ending September 30, 2006.

      The Company had used the residual method to value its FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon its implementation of EITF Topic No. D-108 during the first quarter of the year ending September 30, 2006, the Company will be required to perform an impairment test using a direct value method on its FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires the Company to value its FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value.

      The Company is in the process of evaluating the impact of applying the provisions of EITF Topic No. D-108. Based on its analysis to date, the Company expects to record a non-cash impairment charge related to the carrying value of certain of its FCC licenses in the approximate range of $75,000 to $85,000. This charge will be recorded, net of the related tax benefit, as a cumulative effect of a change in accounting principle during the first quarter of the year ending September 30, 2006.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 3--PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                             September 30,
                                                          ------------------
                                                          2004          2005
                                                          ----          ----

        Buildings and leasehold improvements........   $  30,958     $  31,195
        Furniture, machinery and equipment..........     136,311       136,966
        Equipment under capital leases..............         773           773
                                                       ---------     ---------
                                                         168,042       168,934
        Less accumulated depreciation...............    (121,824)     (127,341)
                                                       ---------     ---------
                                                          46,218        41,593
        Land........................................       3,016         2,902
        Construction-in-progress....................         326           520
                                                       ---------     ---------

                                                       $  49,560     $  45,015
                                                       =========     =========

      Depreciation and amortization expense was $10,617, $9,741 and $9,005 for the years ended September 30, 2003, 2004 and 2005, respectively, which includes amortization of equipment under capital leases.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 4--INTANGIBLE ASSETS

      Upon adoption of SFAS No. 142 on October 1, 2002, the Company performed the first of the required impairment tests on its indefinite lived intangible assets. The fair value of the Company's broadcast licenses was determined by applying an estimated market multiple to the broadcast cash flow generated by the respective market. Market multiples were determined based on recent transactions within the industry, information available regarding publicly traded peer companies and the respective station's competitive position within its market. Appropriate allocation was made to each station's tangible and intangible assets in determining the fair value of the station's broadcast licenses. As a result of these tests, it was determined that one of the Company's broadcast licenses was impaired. Accordingly, the Company recorded a non-cash, after-tax impairment charge of $2,973 related to the carrying value of its indefinite lived intangible assets. This charge was recorded as a cumulative effect of a change in accounting principle during the three months ended December 31, 2002. The carrying value of the Company's broadcast licenses at September 30, 2004 and 2005 was $122,290.

      As discussed in Note 2 - New Accounting Standards, EITF Topic No. D-108 is to be effective during the first quarter of the year ending September 30, 2006.

      Other intangible assets consist of the following:

                                                          September 30,
                                                        -----------------
                                                        2004         2005
                                                        ----         ----

        Gross carrying amount....................    $  6,174     $  6,174
        Less accumulated amortization............      (5,649)      (5,814)
                                                     --------     --------

        Net carrying amount......................    $    525     $    360
                                                     ========     ========


      Amortization expense was $168, $167 and $165 for the years ended September 30, 2003, 2004 and 2005, respectively. Amortization expense is expected to be $164 for the year ending September 30, 2006, $159 for the year ending September 30, 2007 and $37 for the year ending September 30, 2008.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 5--LONG-TERM DEBT

      Outstanding debt consists of the following:

                                                                                                 September 30,
                                                                                              ------------------
                                                                                              2004          2005
                                                                                              ----          ----
Senior Subordinated Notes, due December 15, 2012 with interest payable
   semi-annually at 7 3/4%.............................................................    $ 455,000     $ 455,000
Credit Agreement, maximum amount of $70,000, expiring August 23, 2011, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates either from prime or from LIBOR plus 0.75% depending
   on certain financial operating tests (6.04% at September 30, 2005)..................           --         8,000
Amended and Restated Revolving Credit Agreement, maximum amount of $70,000, cancelled August 23, 2005, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates from prime plus
   0.25% or LIBOR plus 1.5% depending on certain financial operating tests (4.92%
   at September 30, 2004)..............................................................       13,000            --
Master Equipment Lease Agreement, expired June 30, 2002 for new acquisitions, secured by the assets acquired, interest payable monthly at variable rates as determined on the acquisition date for each asset purchased (6.45% at September
   30, 2005) (See Note 9)..............................................................          364           202
                                                                                           ---------     ---------

                                                                                             468,364       463,202
Less unamortized discount..............................................................       (2,689)       (2,447)
                                                                                           ---------     ---------

                                                                                             465,675       460,755
Less current maturities................................................................         (162)         (172)
                                                                                           ---------     ---------

                                                                                           $ 465,513     $ 460,583
                                                                                           =========     =========


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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


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

      Unamortized deferred financing costs of $8,217 and $7,396 at September 30, 2004 and 2005, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2003, 2004 and 2005 was $1,298, $1,298 and $1,504 respectively, which is included in other nonoperating expenses.

      Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants as measured at the end of each quarter. As of September 30, 2005, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the Credit Agreement.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


        The Company estimates the fair value of its Senior Subordinated Notes to be approximately $470,000 and $453,000 at September 30, 2004 and 2005, respectively. The carrying value of the Company's Credit Agreement approximates fair value as borrowings bear interest at market rates.


NOTE 6--INCOME TAXES

      The (benefit from) provision for income taxes consists of the following:

                                                  Years Ended September 30,
                                                -----------------------------
                                                2003         2004        2005
                                                ----         ----        ----
      Current
         Federal..........................   $ (3,830)     $ 4,231     $ 6,853
         State............................       (341)         442         593
                                             --------      -------     -------
                                               (4,171)       4,673       7,446
                                             --------      -------     -------

      Deferred
         Federal..........................      2,980        3,533       2,086
         State............................       (230)       1,126        (111)
                                             --------      -------     -------
                                                2,750        4,659       1,975
                                             --------      -------     -------

                                             $ (1,421)     $ 9,332     $ 9,421
                                             ========      =======     =======


      The adoption of SFAS No. 142 on October 1, 2002 resulted in the Company recording a $5,000 pre-tax impairment charge during the year ended September 30, 2003 (see Note 4). The charge was recorded as a cumulative effect of change in accounting principle, net of income tax benefit of $2,027, in the accompanying statement of operations and retained earnings. The $2,027 benefit for income taxes represented a deferred tax benefit.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of deferred income tax assets (liabilities) are as follows:

                                                                September 30,
                                                              -----------------
                                                              2004         2005
                                                              ----         ----
Deferred income tax assets:
      State and local operating loss carryforwards......  $   4,746     $   5,369
      Accrued employee benefits.........................      1,109         1,368
      Deferred rent.....................................      1,185         1,631
      Allowance for accounts receivable.................        472           471
      Other.............................................        636         1,115
                                                          ---------     ---------

                                                              8,148         9,954
      Less valuation allowance..........................     (4,246)       (4,439)
                                                          ---------     ---------
                                                              3,902         5,515
                                                          ---------     ---------
Deferred income tax liabilities:
      Depreciation and amortization.....................    (24,662)      (28,250)
                                                          ---------     ---------

Net deferred income tax liabilities.....................  $ (20,760)    $ (22,735)
                                                          =========     =========


      The Company has approximately $114,900 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2006 through 2025. The change in the valuation allowance for deferred tax assets of $630, $1,623 and $193 during the years ended September 30, 2003, 2004 and 2005, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for (loss) income before cumulative effect of change in accounting principle:


                                                                Years ended September 30,
                                                                -------------------------
                                                                2003      2004      2005
                                                                ----      ----      ----

Statutory federal income tax rate............................   34.0%     34.0%     35.0%
State income taxes, net of federal income tax benefit........   25.8      (0.9)      1.8
Non-deductible expenses, principally amortization of
   certain intangible assets, insurance premiums and
   meals and entertainment...................................  (12.9)      0.5       0.7
Change in valuation allowance................................  (14.4)      7.1       1.1
Effect of change in statutory federal income tax rate
   on deferred taxes.........................................    0.0       0.0       2.1
Other, net...................................................    0.0       0.0       0.1
                                                               ------     -----     -----

Effective income tax rate....................................   32.5%     40.7%     40.8%
                                                               ======     =====     =====



NOTE 7--TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $313,339, $322,616 and $342,555 during Fiscal 2003, 2004 and 2005, respectively.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of distributions to owners and the related activity during Fiscal 2003, 2004 and 2005 consist of the following:

                                                                        Federal and
                                                       Distributions   Virginia State        Net
                                                       to Owners and     Income Tax     Distributions
                                                         Dividends       Receivable       to Owners
                                                       -------------   --------------   -------------

     Balance as of September 30, 2002...............     $ 301,622        $     --        $ 301,622

     Cash advances and dividends to Perpetual.......        24,730                           24,730
     Repayment of cash advances from Perpetual......        (5,884)                          (5,884)
     Benefit for federal and state income taxes.....                         3,957            3,957
     Distribution of tax benefit....................                        (3,957)          (3,957)
                                                         ---------        --------        ---------

     Balance as of September 30, 2003...............       320,468              --          320,468

     Cash advances to Perpetual.....................        31,322                           31,322
     Repayment of cash advances from Perpetual......       (12,365)                         (12,365)
     Charge for federal and state income taxes......                        (4,231)          (4,231)
     Payment of income taxes........................                         4,231            4,231
                                                         ---------        --------        ---------

     Balance as of September 30, 2004...............       339,425              --          339,425

     Cash advances to Perpetual.....................        35,505                           35,505
     Repayment of cash advances from Perpetual......       (15,625)                         (15,625)
     Charge for federal and state income taxes......                        (6,853)          (6,853)
     Payment of income taxes........................                         6,853            6,853
                                                         ---------        --------        ---------

     Balance as of September 30, 2005...............     $ 359,305        $     --        $ 359,305
                                                         =========        ========        =========


      Subsequent to September 30, 2005 and through December 14, 2005 the Company made additional net distributions to owners of $1,396.


 Other Transactions with Related Parties

      During the years ended September 30, 2003, 2004 and 2005, the Company earned interest income from Perpetual of $88, $162 and $262 respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

      Management fees of $500 were paid to Perpetual by the Company for each of the years ended September 30, 2003, 2004 and 2005, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 and to Mr. Robert L. Allbritton in the amount

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


of $200 for each of the years ended September 30, 2003, 2004 and 2005. Management fees are included in corporate expenses in the consolidated statements of operations.

      The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an affiliate of the Company which is controlled by Mr. Joe L. Allbritton. The Company paid fees of $137, $180 and $180 to Irides during the years ended September 30, 2003, 2004 and 2005, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Effective October 1, 2002, Irides leased certain office space from the Company. Charges for this space totaled $125, $129 and $133 for the years ended September 30, 2003, 2004 and 2005, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.

      The Company has historically maintained banking relationships with and leased certain office space from Riggs Bank. Riggs was a wholly-owned subsidiary of Riggs National Corporation (Riggs), of which Mr. Joe L. Allbritton was a significant stockholder. Effective May 13, 2005, The PNC Financial Services Group, Inc. acquired the stock of Riggs, and Mr. Joe L. Allbritton is not a significant stockholder of the acquiring company. The Company incurred $356 and $369 in rental expense related to office space leased from Riggs Bank for the years ended September 30, 2003 and 2004, respectively. During the period from October 1, 2004 through May 13, 2005, the Company paid $260 to Riggs Bank related to the rental of office space.


NOTE 8--RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $865, $980 and $933 for the years ended September 30, 2003, 2004 and 2005, respectively.

      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $530, $553 and $564 for the years ended September 30, 2003, 2004 and 2005, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 9--COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2017. Certain leases contain provisions for renewal and extension.

      Future minimum lease payments under operating and capital leases which have remaining noncancellable lease terms in excess of one year as of September 30, 2005 are as follows:


                                                             Operating   Capital
                                                               Leases     Leases
                                                             ---------   -------
Year ending September 30,
      2006.................................................  $  4,581     $ 180
      2007.................................................     3,831        30
      2008.................................................     3,663        --
      2009.................................................     3,606        --
      2010.................................................     3,704        --
      2011 and thereafter..................................    26,703        --
                                                             --------     -----

                                                             $ 46,088       210
                                                             ========
Less amounts representing imputed interest.................                  (8)
                                                                          -----
                                                                            202
Less current portion.......................................                (172)
                                                                          -----

Long-term portion of capital lease obligations.............               $  30
                                                                          =====


      Rental expense under operating leases aggregated approximately $3,900, $4,000 and $4,100 for the years ended September 30, 2003, 2004 and 2005, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2005. Under these agreements, the Company must make specific minimum payments approximating the following:

Year ending September 30,
      2006............................................  $  2,441
      2007............................................    11,686
      2008............................................    10,535
      2009............................................    10,517
      2010............................................    10,251
      2011 and thereafter.............................     6,426
                                                        --------

                                                        $ 51,856
                                                        ========


      The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2005 approximate the following:

Year ending September 30,
      2006............................................  $  7,893
      2007............................................     2,889
      2008............................................     1,694
      2009............................................        54
                                                        --------

                                                        $ 12,530
                                                        ========


      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating $2,259 during the years 2006 through 2013. At September 30, 2004 and 2005, the Company has recorded a deferred compensation liability of approximately $1,508 and $1,702 respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business, including suits based on defamation and employment activity. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, is reasonably expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                                                                     SCHEDULE II

                        ALLBRITTON COMMUNICATIONS COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)


                                     Balance at       Charged        Charged to
                                    beginning of      to costs         other                        Balance at end
Classification                          year        and expenses      accounts      Deductions         of year
--------------                      ------------    ------------     ----------     ----------      --------------

Year ended September 30, 2003:
    Allowance for doubtful
       accounts                       $ 1,047        $   623            $ --        $ (476)<F2>        $ 1,194
                                      =======        =======            ====        ======             =======

    Valuation allowance for
       deferred income tax assets     $ 1,993        $   630<F1>          --        $   --             $ 2,623
                                      =======        =======            ====        ======             =======

Year ended September 30, 2004:
    Allowance for doubtful
       accounts                       $ 1,194        $   584              --        $ (547)<F2>        $ 1,231
                                      =======        =======            ====        ======             =======

    Valuation allowance for
       deferred income tax assets     $ 2,623        $ 1,623<F1>          --        $   --             $ 4,246
                                      =======        =======            ====        ======             =======

Year ended September 30, 2005:
    Allowance for doubtful
       accounts                       $ 1,231        $   599              --        $ (642)<F2>        $ 1,188
                                      =======        =======            ====        ======             =======

    Valuation allowance for
       deferred income tax assets     $ 4,246        $   650<F1>          --        $ (457)<F3>        $ 4,439
                                      =======        =======            ====        ======             =======

_____________
<F1> Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2> Write-off of uncollectible accounts, net of recoveries and collection fees.
<F3> Represents reduction of valuation allowance relating to certain net operating loss carryforwards.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALLBRITTON COMMUNICATIONS COMPANY

                                         By:  /s/ ROBERT L. ALLBRITTON
                                            -------------------------------
                                            Robert L. Allbritton
                                            Chairman and Chief Executive Officer

                                                Date: December 15, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ BARBARA B. ALLBRITTON     Executive Vice President       December 15, 2005
-----------------------------    and Director
    Barbara B. Allbritton


  /s/ ROBERT L. ALLBRITTON      Chairman, Chief Executive      December 15, 2005
-----------------------------    Officer and Director
    Robert L. Allbritton         (principal executive officer)


 /s/ FREDERICK J. RYAN, JR.     Vice Chairman, President,      December 15, 2005
-----------------------------    Chief Operating Officer
   Frederick J. Ryan, Jr.        and Director


    /s/ STEPHEN P. GIBSON       Senior Vice President and      December 15, 2005
-----------------------------    Chief Financial Officer
      Stephen P. Gibson          (principal financial officer)


   /s/ ELIZABETH A. HALEY       Vice President and Controller  December 15, 2005
-----------------------------    (principal accounting officer)
     Elizabeth A. Haley

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

   4.4        Credit Agreement dated as of August 23, 2005 by and among     *
              ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, No. 333-02302, dated August 23, 2005)

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

  10.7        Pledge Agreement dated as of August 23, 2005 by and among     *
              ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, No. 333-02302, dated August 23, 2005)

  10.8        Unlimited Guaranty dated as of August 23, 2005 by each of     *
              the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, No. 333-02302, dated August 23, 2005)

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

  10.9        Collateral  Assignment of Proceeds and Security Agreement     *
              dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent.
              (Incorporated   by  reference  to  Exhibit  10.3  of  the
              Company's Report on Form 8-K, No. 333-02302, dated August
              23, 2005)

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