Form 10-Q
period 2005-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2006-02-10
CIK 889156

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-Q
                                    _________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

  For the transition period from ____________________ to _____________________

  Commission file number: 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                           74-1803105
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                              identification no.)

                              1000 Wilson Boulevard
                                   Suite 2700
                               Arlington, VA 22209
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 703-647-8700

                                    _________

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer                       Accelerated filer
                          -------                                 -------

                           Non-accelerated filer   X
                                                -------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                       Yes                        No   X
                          -------                   -------

                                    _________

     Number of shares of Common Stock outstanding as of February 10, 2006:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three Months Ended December 31, 2004 and 2005.......        1

          Consolidated Balance Sheets as of September 30, 2005 and
          December 31, 2005...........................................        2

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 2004 and 2005............................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       12

Item 4.   Controls and Procedures.....................................       12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       13

Item 6.   Exhibits....................................................       13

Signatures............................................................       14

Exhibit Index.........................................................       15

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                                     Three Months Ended
                                                                        December 31,
                                                                    -------------------
                                                                    2004           2005
                                                                    ----           ----

Operating revenues, net......................................    $ 54,049       $ 59,081
                                                                   ------         ------

Television operating expenses, excluding
    depreciation and amortization............................      32,268         31,780
Depreciation and amortization................................       2,204          2,093
Corporate expenses...........................................       1,409          1,075
                                                                   ------         ------
                                                                   35,881         34,948
                                                                   ------         ------

Operating income.............................................      18,168         24,133
                                                                   ------         ------

Nonoperating income (expense)
    Interest income
         Related party.......................................          91            113
         Other...............................................          12             29
    Interest expense.........................................      (9,140)        (9,064)
    Other, net...............................................        (343)         1,696
                                                                   ------         ------
                                                                   (9,380)        (7,226)
                                                                   ------         ------

Income before income taxes and cumulative effect of
    change in accounting principle...........................       8,788         16,907

Provision for income taxes...................................       3,582          6,495
                                                                   ------         ------

Income before cumulative effect of change in accounting
    principle................................................       5,206         10,412

Cumulative effect of change in accounting principle,
    net of income tax benefit of $31,272 (Note 2)............          --         48,728
                                                                   ------         ------

Net income (loss)............................................       5,206        (38,316)

Retained earnings, beginning of period.......................       8,617         22,259
                                                                   ------         ------

Retained earnings, end of period.............................    $ 13,823       $(16,057)
                                                                   ======         ======


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                December 31,
                                                              September 30,         2005
                                                                  2005          (unaudited)
                                                              -------------     ------------
Assets

Current assets
      Cash and cash equivalents..........................      $   4,205         $   3,826
      Accounts receivable, net...........................         36,964            45,864
      Program rights.....................................          9,377             6,920
      Deferred income taxes..............................          1,330             1,330
      Other..............................................          1,967             1,906
                                                                 -------           -------
         Total current assets............................         53,843            59,846

Property, plant and equipment, net.......................         45,015            44,197
Intangible assets, net...................................        122,650            42,609
Cash surrender value of life insurance...................         11,833            11,931
Program rights...........................................            371               320
Deferred income taxes....................................             --             6,350
Deferred financing costs and other.......................          8,032             7,760
                                                                 -------           -------

                                                               $ 241,744         $ 173,013
                                                                 =======           =======
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt..................      $     172         $     160
      Accounts payable...................................          2,352             3,553
      Accrued interest payable...........................         10,436             1,701
      Program rights payable.............................         12,458             9,490
      Accrued employee benefit expenses..................          5,021             4,599
      Other accrued expenses.............................          5,641             7,203
                                                                 -------           -------
         Total current liabilities.......................         36,080            26,706

Long-term debt...........................................        460,583           469,117
Deferred income taxes....................................         24,065                --
Program rights payable...................................            337               267
Accrued employee benefit expenses........................          2,077             2,116
Deferred rent and other..................................          6,016             6,499
                                                                 -------           -------
      Total liabilities..................................        529,158           504,705
                                                                 -------           -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued.........................             --                --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding..............              1                 1
      Capital in excess of par value.....................         49,631            49,631
      Retained earnings..................................         22,259           (16,057)
      Distributions to owners, net (Note 3)..............       (359,305)         (365,267)
                                                                 -------           -------
         Total stockholder's investment..................       (287,414)         (331,692)
                                                                 -------           -------

                                                               $ 241,744         $ 173,013
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                               -----------------------
                                                                               2004               2005
                                                                               ----               ----
Cash flows from operating activities:
      Net income (loss)................................................    $   5,206          $ (38,316)
                                                                             -------            -------
      Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization.................................        2,204              2,093
         Cumulative effect of change in accounting principle...........           --             48,728
         Other noncash charges.........................................          384                323
         Provision for doubtful accounts...............................          126                140
         Gain on disposal of assets....................................           --             (1,975)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable.....................................       (4,050)            (9,040)
               Program rights..........................................        3,923              2,508
               Other current assets....................................         (386)                61
               Deferred income taxes...................................           --                857
               Other noncurrent assets.................................          (74)               (86)
             Increase (decrease) in liabilities:
               Accounts payable........................................        1,464              1,201
               Accrued interest payable................................       (8,660)            (8,735)
               Program rights payable..................................       (3,195)            (3,038)
               Accrued employee benefit expenses.......................         (211)              (383)
               Other accrued expenses..................................          363              1,562
               Deferred income taxes...................................          878                 --
               Deferred rent and other liabilities.....................        1,588                483
                                                                             -------            -------
                                                                              (5,646)            34,699
                                                                             -------            -------
               Net cash used in operating activities...................         (440)            (3,617)
                                                                             -------            -------

Cash flows from investing activities:
      Capital expenditures.............................................         (591)            (1,399)
      Proceeds from disposal of assets.................................           --              2,140
                                                                             -------            -------
               Net cash (used in) provided by investing activities.....         (591)               741
                                                                             -------            -------

Cash flows from financing activities:
      Principal payments on capital lease obligations..................          (40)               (41)
      (Repayments) draws under line of credit, net.....................       (4,000)             8,500
      Distributions to owners, net of certain charges..................       (9,754)           (11,483)
      Repayments of distributions to owners............................       12,121              5,521
                                                                             -------            -------
               Net cash (used in) provided by financing activities.....       (1,673)             2,497
                                                                             -------            -------

Net decrease in cash and cash equivalents..............................       (2,704)              (379)
Cash and cash equivalents, beginning of period.........................        7,257              4,205
                                                                             -------            -------
Cash and cash equivalents, end of period...............................    $   4,553          $   3,826
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2006. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2005 which are contained in the Company's Form 10-K.


NOTE 2 - In September 2004, the Securities and Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 was effective as of the beginning of the Company's fiscal year ending September 30, 2006.

The Company had used the residual method to value its FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon its implementation of EITF Topic No. D-108 during the first quarter of the fiscal year ending September 30, 2006, the Company performed an impairment test using a direct value method on its FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires the Company to value its FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value.

As a result of the implementation of EITF Topic No. D-108, the Company recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of its FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005.

The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2005 and December 31, 2005 was $122,290 and $42,290, respectively.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                              September 30,       December 31,
                                                  2005                2005
                                              -------------       ------------

     Gross carrying amount............          $ 6,174             $ 6,174
     Less accumulated amortization....           (5,814)             (5,855)
                                                  -----               -----

     Net carrying amount..............          $   360             $   319
                                                  =====               =====

Amortization expense was $41 for each of the three-month periods ended December 31, 2004 and 2005.


NOTE 3 - For the three months ended December 31, 2004 and 2005, distributions to owners and related activity consisted of the following:

                                                                              Federal and
                                                            Distributions    Virginia state         Net
                                                              to Owners        Income Tax      Distributions
                                                            and Dividends      Receivable        to Owners
                                                            -------------    --------------    -------------

Balance as of September 30, 2004.....................         $ 339,425         $     --         $ 339,425

Cash advances to Perpetual...........................             7,185                              7,185
Repayment of cash advances to Perpetual..............           (12,121)                           (12,121)
Charge for federal and state income taxes............                             (2,343)           (2,343)
Payment of income taxes..............................                              4,912             4,912
                                                                -------           ------           -------

Balance as of December 31, 2004......................         $ 334,489         $  2,569         $ 337,058
                                                                =======           ======           =======


Balance as of September 30, 2005.....................         $ 359,305         $     --         $ 359,305

Cash advances to Perpetual...........................            10,512                             10,512
Repayment of cash advances to Perpetual..............            (5,521)                            (5,521)
Charge for federal and state income taxes............                             (5,138)           (5,138)
Payment of income taxes..............................                              6,109             6,109
                                                                -------           ------           -------

Balance as of December 31, 2005......................         $ 364,296         $    971         $ 365,267
                                                                =======           ======           =======


The average amount of non-interest bearing advances outstanding was $333,035 and $352,897 during the three months ended December 31, 2004 and 2005, respectively.

In conjunction with its move to a new headquarters office location, the Company sold to Perpetual certain furnishings, which were not being moved to the new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

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


Results of Operations
Set forth below are selected consolidated financial data for the three months ended December 31, 2004 and 2005 and the percentage change between the periods:

                                                           Three Months Ended
                                                              December 31,
                                                           ------------------            Percent
                                                           2004          2005            Change
                                                           ----          ----            -------

Operating revenues, net ..........................      $ 54,049       $ 59,081            9.3%
Total operating expenses..........................        35,881         34,948           -2.6%
                                                         -------        -------
Operating income..................................        18,168         24,133           32.8%
Nonoperating expenses, net........................         9,380          7,226          -23.0%
Income tax provision..............................         3,582          6,495           81.3%
                                                         -------        -------
Income before cumulative effect of change in
   accounting principle...........................         5,206         10,412          100.0%
                                                         -------        -------
Cumulative effect of change in accounting
   principle, net of income tax benefit...........            --         48,728           --
                                                         -------        -------
Net income (loss).................................      $  5,206       $(38,316)          --
                                                         =======        =======

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2004 and 2005, and the percentage contribution of each to our total broadcast revenues, before fees:

                                                      Three Months Ended December 31,
                                                 -----------------------------------------
                                                        2004                   2005
                                                 ------------------     ------------------
                                                 Dollars    Percent     Dollars    Percent

Local and national<F1>.......................    $45,535      82.4      $52,592      87.2
Political<F2>................................      3,422       6.2        1,625       2.7
Network compensation<F3>.....................        896       1.6          674       1.1
Trade and barter<F4>.........................      1,548       2.8        1,411       2.4
Other revenue<F5>............................      3,863       7.0        3,989       6.6
                                                  ------     -----       ------     -----
Broadcast revenues...........................     55,264     100.0       60,291     100.0
                                                             =====                  =====

Fees<F6>.....................................     (1,215)                (1,210)
                                                  ------                 ------

Operating revenues, net .....................    $54,049                $59,081
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


Net operating revenues for the three months ended December 31, 2005 totaled $59,081, an increase of $5,032, or 9.3%, when compared to net operating revenues of $54,049 for the three months ended December 31, 2004.

Local and national advertising revenues increased $7,057, or 15.5%, during the three months ended December 31, 2005 versus the comparable period in the prior year. The increase for the three months ended December 31, 2005 primarily reflected increased local and national advertising revenues in all of our markets, with particular growth in demand by local and national advertisers in our Washington, D.C., Birmingham and Charleston markets. This increase in demand was partially attributable to established increases in ratings for certain ABC primetime programming over the past year. Additionally, local and national advertising revenue increased following prior year displacement of local and national advertisers during the peak political advertising month of October 2004.

Political advertising revenues decreased by $1,797, or 52.5%, to $1,625 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. Political advertising revenue decreased in a majority of our markets due to several high-profile local political races as well as the national presidential election in November 2004, which generated substantial revenue in the first quarter of Fiscal 2005. This decrease was partially offset by advertising related to the November 2005 Virginia Governor's election.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three months ended December 31, 2004 or 2005.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 2005 totaled $34,948, a decrease of $933, or 2.6%, compared to total operating expenses of $35,881 for the three-month period ended December 31, 2004. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $488, a decrease in depreciation and amortization of $111 and a decrease in corporate expenses of $334.

Television operating expenses, excluding depreciation and amortization, decreased $488, or 1.5%, for the three months ended December 31, 2005 as compared to the comparable period in Fiscal 2005. This decrease was due primarily to reduced syndicated programming costs resulting from renewals of several of our existing programs under more favorable terms, the conversion of certain time periods from syndicated programming to local news or other locally produced programming as well as non-recurring rights fees incurred during the prior year associated with the airing of certain sporting events. The decrease in syndicated programming costs was partially offset by an overall increase in our employee compensation and benefits of 7.4%. The overall increase in employee compensation and benefits resulted principally from increased local sales commissions associated with increased local advertising revenues, an increased number of sales personnel related to our continued focus on new business development and increased news personnel costs in several markets, due in large part to the increase in locally produced news and related programming.

Corporate expenses decreased $334, or 23.7% during the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004 due to a variety of decreased expenses including the cessation of management fees to Joe L. Allbritton effective October 1, 2005, decreased corporate aircraft costs as a result of the sale of our aircraft during the quarter ended December 31, 2005 (see "Nonoperating expenses, net"), and elevated costs related to Sarbanes-Oxley internal control compliance incurred during the prior year.

Operating Income
For the three months ended December 31, 2005, operating income of $24,133 increased $5,965, or 32.8%, when compared to operating income of $18,168 for the three months ended December 31, 2004. For the three months ended December 31, 2005, the operating margin increased to 40.8% from 33.6% for the comparable period in Fiscal 2005. The increases in operating income and margin during the three months ended December 31, 2005 were primarily the result of increased net operating revenues and decreased total operating expenses as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,064 for the three months ended December 31, 2005 decreased $76, or 0.8%, as compared to $9,140 for the three-month period ended December 31, 2004. The average balance of debt outstanding, including capital lease obligations, for the three months ended December 31, 2004 and 2005 was $463,223 and $460,937, respectively, and the weighted average interest rate on debt was 7.7% and 7.7% for the three months ended December 31, 2004 and 2005, respectively.

Other, Net. Other, net nonoperating income was $1,696 for the quarter ended December 31, 2005, as compared to other, net nonoperating expense of $343 for the same period in the prior year. The difference of $2,039 primarily resulted from a gain on the sale of our corporate aircraft during the quarter ended December 31, 2005.

Income Taxes
The provision for income taxes for the three months ended December 31, 2005 totaled $6,495, an increase of $2,913, or 81.3%, as compared to the provision for income taxes of $3,582 for the three months ended December 31, 2004. The increase in the provision for income taxes during the three months ended December 31, 2005 was primarily due to the $8,119, or 92.4%, increase in income before income taxes and cumulative effect of change in accounting principle.

Cumulative Effect of Change in Accounting Principle
In September 2004, the Securities and Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 was effective as of the beginning of our fiscal year ending September 30, 2006.

We used the residual method to value our FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon our implementation of EITF Topic No. D-108 during the first quarter of the fiscal year ending September 30, 2006, we performed an impairment test using a direct value method on our FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires us to value our FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by us included other elements of cash flows which contributed to station value.

As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005.

Net Income
For the three months ended December 31, 2005, the Company recorded a net loss of $38,316 as compared to net income of $5,206 for the three months ended December 31, 2004. The decrease in net income during the three months ended December 31, 2005 was primarily due to the cumulative effect of change in accounting principle.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2005 to December 31, 2005 consisted primarily of an increase in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle as well as an overall increase in net operating revenues. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on December 15, 2005. Additionally, the decrease in intangible assets and the increase in noncurrent deferred income tax assets are due to the impairment charge and related income tax benefit resulting from our implementation of EITF Topic No. D-108.

Liquidity and Capital Resources
As of December 31, 2005, our cash and cash equivalents aggregated $3,826, and we had an excess of current assets over current liabilities of $33,140.

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

As reported in the consolidated statements of cash flows, our net cash used in operating activities was $440 and $3,617 for the three months ended December 31, 2004 and 2005, respectively. The $3,177 decrease in cash flows from operating activities was primarily the result of increased accounts receivable, partially offset by increased income before cumulative effect of change in accounting principle (exclusive of the gain on sale of our corporate aircraft) during the quarter ended December 31, 2005 as compared to the same period in the prior fiscal year. The increase in accounts receivable during the quarter ended December 31, 2005 was larger than the increase during the quarter ended December 31, 2004 primarily due to the 15.5% increase in local and national advertising revenues during the three months ended December 31, 2005.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the three months ended December 31, 2004, we received repayments, net of cash advances, from Perpetual of $4,936. During the three months ended December 31, 2005, we made cash advances, net of repayments, to Perpetual of $4,991. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the three months ended December 31, 2004 and 2005, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $4,912 and $6,109, respectively. We were charged by Perpetual for federal and state income taxes totaling $2,343 and $5,138 during the three months ended December 31, 2004 and 2005, respectively.

Stockholder's deficit amounted to $331,692 at December 31, 2005, an increase of $44,278, or 15.4%, from the September 30, 2005 deficit of $287,414. The increase was due to the cumulative effect of change in accounting principle of $48,728 and a net increase in distributions to owners of $5,962, partially offset by income before cumulative effect of change in accounting principle for the period of $10,412.

In conjunction with our move to a new headquarters office location, we sold to Perpetual certain furnishings, which were not being moved to our new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $460,755 at September 30, 2005 to $469,277 at December 31, 2005. This debt, net of applicable discounts, consisted of $452,616 of 7 3/4% senior subordinated notes due December 15, 2012, $16,500 of draws under our senior credit facility and $161 of capital lease obligations at December 31, 2005. The increase of $8,522 in total debt from September 30, 2005 to December 31, 2005 was primarily due to $8,500 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2005, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2006 will be in the approximate range of $7,000 to $8,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in our two remaining markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2005 totaled $1,399.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2005, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At December 31, 2005, the carrying value of such debt was $452,616, the fair value was approximately $458,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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




   February 10, 2006                        /s/ Robert L. Allbritton
-------------------------                ---------------------------------------
           Date                          Name: Robert L. Allbritton
                                         Title: Chairman and Chief
                                                   Executive Officer



   February 10, 2006                        /s/ Stephen P. Gibson
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