Form 10-Q
period 2006-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2006-05-11
CIK 889156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q
                                 --------------

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from            to
                                              ----------    ----------

                        Commission file number: 333-02302
                                 --------------
                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)
                                 --------------

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

                                 (703) 647-8700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X| (1)

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

                                 --------------

     Number of shares of Common Stock outstanding as of May 11, 2006: 20,000 shares.

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

================================================================================

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Six Months Ended March 31, 2005 and 2006.....     1

          Consolidated Balance Sheets as of September 30, 2005 and
          March 31, 2006.................................................     2

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 2005 and 2006..................................     3

          Notes to Interim Consolidated Financial Statements.............     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................     6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    13

Item 4.   Controls and Procedures........................................    13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    14

Item 6.   Exhibits.......................................................    14

Signatures...............................................................    15

Exhibit Index............................................................    16

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                           (unaudited)

                                                        Three Months Ended            Six Months Ended
                                                             March 31,                    March 31,
                                                      ----------------------       ----------------------
                                                         2005         2006            2005         2006
                                                         ----         ----            ----         ----

Operating revenues, net ........................      $  45,009    $  53,105       $  99,058    $ 112,186
                                                      ---------    ---------       ---------    ---------

Television operating expenses, excluding
     depreciation and amortization .............         30,616       31,420          62,884       63,200
Depreciation and amortization ..................          2,236        2,104           4,440        4,197
Corporate expenses .............................          1,498        1,055           2,907        2,130
                                                      ---------    ---------       ---------    ---------
                                                         34,350       34,579          70,231       69,527
                                                      ---------    ---------       ---------    ---------

Operating income ...............................         10,659       18,526          28,827       42,659
                                                      ---------    ---------       ---------    ---------

Nonoperating income (expense)
     Interest income
         Related party .........................             90          113             181          226
         Other .................................             17           39              29           68
     Interest expense ..........................         (9,196)      (9,102)        (18,336)     (18,166)
     Other, net ................................           (347)        (265)           (690)       1,431
                                                      ---------    ---------       ---------    ---------
                                                         (9,436)      (9,215)        (18,816)     (16,441)
                                                      ---------    ---------       ---------    ---------

Income before income taxes and cumulative
     effect of change in accounting principle...          1,223        9,311          10,011       26,218

Provision for income taxes .....................            548        3,604           4,130       10,099
                                                      ---------    ---------       ---------    ---------

Income before cumulative effect of change in
     accounting principle ......................            675        5,707           5,881       16,119

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $31,272 (Note 2) .......................             --           --              --       48,728
                                                      ---------    ---------       ---------    ---------

Net income (loss) ..............................            675        5,707           5,881      (32,609)

Retained earnings, beginning of period .........         13,823      (16,057)          8,617       22,259
                                                      ---------    ---------       ---------    ---------

Retained earnings, end of period ...............      $  14,498    $ (10,350)      $  14,498    $ (10,350)
                                                      =========    =========       =========    =========


            See accompanying notes to interim consolidated financial statements.

                             ALLBRITTON COMMUNICATIONS COMPANY
              (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                                                 March 31,
                                                                September 30,      2006
                                                                     2005       (unaudited)
                                                                -------------   -----------
Assets
Current assets
      Cash and cash equivalents .............................     $   4,205      $   4,114
      Accounts receivable, net ..............................        36,964         41,837
      Program rights ........................................         9,377          4,440
      Deferred income taxes .................................         1,330          1,330
      Other .................................................         1,967          2,147
                                                                  ---------      ---------
           Total current assets .............................        53,843         53,868

Property, plant and equipment, net ..........................        45,015         44,344
Intangible assets, net ......................................       122,650         42,568
Cash surrender value of life insurance ......................        11,833         12,029
Program rights ..............................................           371            475
Deferred income taxes .......................................            --          5,968
Deferred financing costs and other ..........................         8,032          7,495
                                                                  ---------      ---------

                                                                  $ 241,744      $ 166,747
                                                                  =========      =========

Liabilities and Stockholder's Investment
Current liabilities
      Current portion of long-term debt .....................     $     172      $     117
      Accounts payable ......................................         2,352          2,556
      Accrued interest payable ..............................        10,436         10,383
      Program rights payable ................................        12,458          6,664
      Accrued employee benefit expenses .....................         5,021          4,445
      Other accrued expenses ................................         5,641          7,115
                                                                  ---------      ---------
           Total current liabilities ........................        36,080         31,280

Long-term debt ..............................................       460,583        457,682
Deferred income taxes .......................................        24,065             --
Program rights payable ......................................           337            363
Accrued employee benefit expenses ...........................         2,077          2,106
Deferred rent and other .....................................         6,016          8,317
                                                                  ---------      ---------
           Total liabilities ................................       529,158        499,748
                                                                  ---------      ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued ........................................            --             --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................             1              1
      Capital in excess of par value ........................        49,631         49,631
      Retained earnings .....................................        22,259        (10,350)
      Distributions to owners, net ..........................      (359,305)      (372,283)
                                                                  ---------      ---------
         Total stockholder's investment .....................      (287,414)      (333,001)
                                                                  ---------      ---------

                                                                  $ 241,744      $ 166,747
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

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                          (unaudited)

                                                                          Six Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                         2005          2006
                                                                         ----          ----
Cash flows from operating activities:
      Net income (loss) .......................................        $  5,881      $(32,609)
                                                                       --------      --------
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization ........................           4,440         4,197
         Cumulative effect of change in accounting principle...              --        48,728
         Other noncash charges ................................             770           650
         Provision for doubtful accounts ......................             281           275
         Loss (gain) on disposal of assets ....................               3        (1,988)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable ............................           1,257        (5,148)
               Program rights .................................           7,570         4,833
               Other current assets ...........................            (212)         (180)
               Deferred income taxes ..........................              --         1,239
               Other noncurrent assets ........................            (203)         (180)
             Increase (decrease) in liabilities:
               Accounts payable ...............................             108           204
               Accrued interest payable .......................              (4)          (53)
               Program rights payable .........................          (7,014)       (5,768)
               Accrued employee benefit expenses ..............             (60)         (547)
               Other accrued expenses .........................             687         1,474
               Deferred income taxes ..........................             989            --
               Deferred rent and other liabilities ............           1,353         2,301
                                                                       --------      --------
                                                                          9,965        50,037
                                                                       --------      --------
               Net cash provided by operating activities ......          15,846        17,428
                                                                       --------      --------

Cash flows from investing activities:
      Capital expenditures ....................................          (1,868)       (3,610)
      Proceeds from disposal of assets ........................              --         2,154
                                                                       --------      --------
               Net cash used in investing activities ..........          (1,868)       (1,456)
                                                                       --------      --------

Cash flows from financing activities:
      Principal payments on capital lease obligations .........             (80)          (85)
      Repayments under line of credit, net ....................          (4,500)       (3,000)
      Distributions to owners, net of certain charges .........         (25,128)      (18,499)
      Repayments of distributions to owners ...................          12,121         5,521
                                                                       --------      --------
               Net cash used in financing activities ..........         (17,587)      (16,063)
                                                                       --------      --------

Net decrease in cash and cash equivalents .....................          (3,609)          (91)
Cash and cash equivalents, beginning of period ................           7,257         4,205
                                                                       --------      --------
Cash and cash equivalents, end of period ......................        $  3,648      $  4,114
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2006. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2005, which are contained in the Company's Form 10-K.

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

The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2005 and March 31, 2006 was $122,290 and $42,290, respectively.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                          September 30,  March 31,
                                              2005         2006
                                          -------------  ---------

     Gross carrying amount ..........        $ 6,174      $ 6,174
     Less accumulated amortization...         (5,814)      (5,896)
                                             -------      -------

     Net carrying amount ............        $   360      $   278
                                             =======      =======

Amortization expense was $82 for each of the six-month periods ended March 31, 2005 and 2006.


NOTE 3 - For the six months ended March 31, 2005 and 2006, distributions to owners and related activity consisted of the following:


                                                                         Federal and
                                                                        Virginia state
                                                       Distributions      Income Tax          Net
                                                         to Owners        Receivable     Distributions
                                                       and Dividends       (Payable)       to Owners
                                                       -------------    --------------   -------------

Balance as of September 30, 2004 .................       $ 339,425        $      --        $ 339,425

Cash advances to Perpetual .......................          22,865                            22,865
Repayment of cash advances to Perpetual ..........         (12,121)                          (12,121)
Charge for federal and state income taxes ........                           (2,739)          (2,739)
Payment of income taxes ..........................                            5,002            5,002
                                                         ---------        ---------        ---------

Balance as of March 31, 2005 .....................       $ 350,169        $   2,263        $ 352,432
                                                         =========        =========        =========


Balance as of September 30, 2005 .................       $ 359,305        $      --        $ 359,305

Cash advances to Perpetual .......................          20,347                            20,347
Repayment of cash advances to Perpetual ..........          (5,521)                           (5,521)
Charge for federal and state income taxes ........                           (8,070)          (8,070)
Payment of income taxes ..........................                            6,222            6,222
                                                         ---------        ---------        ---------

Balance as of March 31, 2006 .....................       $ 374,131        $  (1,848)       $ 372,283
                                                         =========        =========        =========


The average amount of non-interest bearing advances outstanding was $336,332 and $357,514 during the six months ended March 31, 2005 and 2006, respectively.

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

Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2006 Winter Olympic Games were broadcast by NBC in February 2006 in connection with NBC's United States television rights to the Olympic Games, which extend through 2012.

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2005 and 2006 and the percentage change between the periods:

                                                Three Months Ended                      Six Months Ended
                                                     March 31,                              March 31,
                                              ----------------------     Percent     ----------------------     Percent
                                                 2005          2006      Change         2005          2006      Change
                                                 ----          ----      ------         ----          ----      ------

Operating revenues, net ................      $ 45,009      $ 53,105      18.0%      $ 99,058     $ 112,186      13.3%
Total operating expenses ...............        34,350        34,579       0.7%        70,231        69,527      -1.0%
                                              --------      --------                 --------     ---------
Operating income .......................        10,659        18,526      73.8%        28,827        42,659      48.0%
Nonoperating expenses, net .............         9,436         9,215      -2.3%        18,816        16,441     -12.6%
Income tax provision ...................           548         3,604     557.7%         4,130        10,099     144.5%
                                              --------      --------                 --------     ---------
Income before cumulative effect of
   change in accounting principle ......           675         5,707     745.5%         5,881        16,119     174.1%
                                              --------      --------                 --------     ---------
Cumulative effect of change in
   accounting principle, net of
   income tax benefit ..................            --            --      --               --        48,728      --
                                              --------      --------                 --------     ---------
Net income (loss) ......................      $    675      $  5,707     745.5%      $  5,881     $ (32,609)     --
                                              ========      ========                 ========     =========

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six months ended March 31, 2005 and 2006, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended March 31,               Six Months Ended March 31,
                                 --------------------------------------    -------------------------------------
                                       2005                 2006                 2005                 2006
                                 -----------------    -----------------    ----------------     ----------------
                                 Dollars   Percent    Dollars   Percent    Dollars  Percent     Dollars  Percent
                                 -------   -------    -------   -------    -------  -------     -------  -------

Local and national<F1>........   $40,757     88.8     $47,806     88.2    $ 86,292    85.3     $100,398    87.7
Political<F2>.................        60      0.1         572      1.0       3,482     3.4        2,197     1.9
Network compensation<F3>......       624      1.4         587      1.1       1,520     1.5        1,261     1.1
Trade and barter<F4>..........     1,448      3.1       1,410      2.6       2,996     3.0        2,821     2.5
Other revenue<F5>.............     3,010      6.6       3,845      7.1       6,873     6.8        7,834     6.8
                                 -------    -----     -------    -----    --------   -----     --------   -----
Broadcast revenues............    45,899    100.0      54,220    100.0     101,163   100.0      114,511   100.0
                                            =====                =====               =====                =====
Fees<F6>......................      (890)              (1,115)              (2,105)              (2,325)
                                 -------              -------             --------             --------

Operating revenues, net ......   $45,009              $53,105             $ 99,058             $112,186
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


Net operating revenues for the three months ended March 31, 2006 totaled $53,105, an increase of $8,096, or 18.0%, when compared to net operating revenues of $45,009 for the three months ended March 31, 2005. Net operating revenues increased $13,128, or 13.3%, to $112,186 for the six months ended March 31, 2006 as compared to $99,058 for the same period in the prior year. Net operating revenues for both the three and six months ended March 31, 2006 were record highs for the periods.

Local and national advertising revenues increased $7,049, or 17.3%, and $14,106, or 16.3%, during the three and six months ended March 31, 2006, respectively, versus the comparable periods in Fiscal 2005. The increase for the three and six months ended March 31, 2006 reflected increased local and national advertising revenues in all of our markets, with particular growth in demand by local and national advertisers in our Washington, D.C., Birmingham and Charleston markets. This increase in demand was partially attributable to established increases in ratings for certain ABC primetime programming over the past year, the strength of our local news franchises and our continued focus on new local business development. Additionally, local and national advertising revenue increased during the three months ended March 31, 2006 related to the broadcast of the Super Bowl by the ABC network in February 2006 (broadcast by the Fox network in 2005 and the CBS network in 2004). The increased local and national revenue during the six months ended March 31, 2006 was also impacted by prior year displacement of local and national advertisers during the peak political advertising month of October 2004.

Political advertising revenues increased by $512 to $572 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to local primary elections in several of our markets with no comparable activity during the same period of the prior year. Political advertising revenues decreased $1,285, or 36.9%, during the six months ended March 31, 2006 as compared to the same period in Fiscal 2005. Political advertising revenue decreased in a majority of our markets due to several high-profile local political races as well as the national presidential election in November 2004, which generated substantial revenue in the first quarter of Fiscal 2005. This decrease was partially offset by advertising related to the November 2005 Virginia Governor's election.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2005 or 2006.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2006 totaled $34,579, an increase of $229, or 0.7%, compared to total operating expenses of $34,350 for the three-month period ended March 31, 2005. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $804, a decrease in depreciation and amortization of $132 and a decrease in corporate expenses of $443.

Total operating expenses for the six months ended March 31, 2006 totaled $69,527, a decrease of $704, or 1.0%, compared to total operating expenses of $70,231 for the six-month period ended March 31, 2005. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $316, a decrease in depreciation and amortization of $243 and a decrease in corporate expenses of $777.

Television operating expenses, excluding depreciation and amortization, increased $804 and $316, or 2.6% and 0.5%, for the three and six months ended March 31, 2006, respectively, as compared to the comparable periods in Fiscal 2005. These increases were primarily due to increased employee compensation and benefits, mitigated by reduced syndicated programming costs. Employee compensation and benefits increased 9.4% and 8.4% for the three and six months ended March 31, 2006, respectively, as compared to the same periods in the prior year principally due to increased local sales commissions associated with increased local advertising revenues, an increased number of sales personnel related to our continued focus on new business development and increased news personnel costs in several markets, due in large part to increases in locally produced news and related programming. The decrease in syndicated programming costs resulted from renewals of several of our existing programs under more favorable terms, the conversion of certain time periods from syndicated programming to local news or other locally produced programming as well as non-recurring rights fees incurred during the prior year associated with the airing of certain sporting events.

Corporate expenses decreased $443 and $777, or 29.6% and 26.7%, respectively, for the three and six months ended March 31, 2006 versus the comparable periods in Fiscal 2005 due to a variety of decreased expenses including the cessation of management fees to Joe L. Allbritton effective October 1, 2005, decreased corporate aircraft costs as a result of the sale of our aircraft during the quarter ended December 31, 2005 (see "Nonoperating expenses, net"), and elevated costs related to Sarbanes-Oxley internal control compliance incurred during the prior year.

Operating Income
For the three months ended March 31, 2006, operating income of $18,526 increased $7,867, or 73.8%, when compared to operating income of $10,659 for the three months ended March 31, 2005. For the three months ended March 31, 2006, the operating margin increased to 34.9% from 23.7% for the comparable period in Fiscal 2005. The increases in operating income and margin during the three months ended March 31, 2006 were primarily the result of increased net operating revenues as discussed above.

Operating income of $42,659 for the six months ended March 31, 2006 increased $13,832, or 48.0%, when compared to operating income of $28,827 for the same period in the prior fiscal year. For the six months ended March 31, 2006, the operating margin increased to 38.0% from 29.1% for the comparable period in the prior fiscal year. The increases in operating income and margin were primarily the result of increased net operating revenues as discussed above.

Operating income for both the three and six months ended March 31, 2006 were record highs for the periods.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,102 for the three months ended March 31, 2006 decreased $94, or 1.0%, as compared to $9,196 for the three-month period ended March 31, 2005. The average balance of debt outstanding, including capital lease obligations, for the three months ended March 31, 2005 and 2006 was $467,805 and $464,170, respectively, and the weighted average interest rate on debt was 7.7% for each of the three month periods ended March 31, 2005 and 2006.

Interest expense of $18,166 for the six months ended March 31, 2006 decreased $170, or 0.9%, as compared to $18,336 for the comparable period of Fiscal 2005. The average balance of debt outstanding, including capital lease obligations, for the six months ended March 31, 2005 and 2006 was $465,488 and $462,535, respectively, and the weighted average interest rate on debt was 7.7% for each of the six month periods ended March 31, 2005 and 2006.

Other, Net. Other, net nonoperating income was $1,431 for the six months ended March 31, 2006, as compared to other, net nonoperating expense of $690 for the same period in the prior year. The difference of $2,121 primarily resulted from a gain on the sale of our corporate aircraft during the quarter ended December 31, 2005.

Income Taxes
The provision for income taxes for the three months ended March 31, 2006 totaled $3,604 as compared to the provision for income taxes of $548 for the three months ended March 31, 2005. The increase in the provision for income taxes of $3,056, or 557.7%, during the three months ended March 31, 2006 was primarily due to the $8,088, or 661.3%, increase in pre-tax income.

The provision for income taxes for the six months ended March 31, 2006 totaled $10,099, an increase of $5,969, or 144.5%, when compared to the provision for income taxes of $4,130 for the six months ended March 31, 2005. The increase in the provision for income taxes during the six months ended March 31, 2006 was primarily due to the $16,207, or 161.9%, increase in pre-tax income.

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

Net Income
For the three months ended March 31, 2006, the Company recorded net income of $5,707 as compared to net income of $675 for the three months ended March 31, 2005. The increase of $5,032 during the three months ended March 31, 2006 was primarily due to increased net operating revenues as discussed above.

For the six months ended March 31, 2006, the Company recorded a net loss of $32,609 as compared to net income of $5,881 for the six months ended March 31, 2005. This decrease in net income during the six months ended March 31, 2006 was primarily due to the cumulative effect of change in accounting principle, partially offset by increased net operating revenues, as discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2005 to March 31, 2006 consisted primarily of an increase in accounts receivable and decreases in program rights and program rights payable. The increase in accounts receivable was the result of an overall increase in net operating revenues. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Additionally, the decrease in intangible assets and the increase in noncurrent deferred income tax assets are due to the impairment charge and related income tax benefit resulting from our implementation of EITF Topic No. D-108.

Liquidity and Capital Resources
As of March 31, 2006, our cash and cash equivalents aggregated $4,114, and we had an excess of current assets over current liabilities of $22,588.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $15,846 and $17,428 for the six months ended March 31, 2005 and 2006, respectively. The $1,582 increase in cash flows from operating activities was the result of increased income before cumulative effect of change in accounting principle (exclusive of the gain on sale of our corporate aircraft) during the six months ended March 31, 2006, partially offset by increased accounts receivable. The increase in accounts receivable during the six months ended March 31, 2006 as compared to the decrease in accounts receivable during the six months ended March 31, 2005 was primarily due to the 16.3% increase in local and national advertising revenues during the six months ended March 31, 2006.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the six months ended March 31, 2005 and 2006, we made cash advances, net of repayments, to Perpetual of $10,744 and $14,826, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the six months ended March 31, 2005 and 2006, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $5,002 and $6,222, respectively. We were charged by Perpetual for federal and state income taxes totaling $2,739 and $8,070 during the six months ended March 31, 2005 and 2006, respectively.

Stockholder's deficit amounted to $333,001 at March 31, 2006, an increase of $45,587, or 15.9%, from the September 30, 2005 deficit of $287,414. The increase was due to the cumulative effect of change in accounting principle of $48,728 and a net increase in distributions to owners of $12,978, partially offset by income before cumulative effect of change in accounting principle for the six-month period of $16,119.

In conjunction with our move to a new headquarters office location, we sold to Perpetual certain furnishings, which were not being moved to our new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

Indebtedness. Our total debt, including the current portion of long-term debt, decreased from $460,755 at September 30, 2005 to $457,799 at March 31, 2006. This debt, net of applicable discounts, consisted of $452,682 of 7 3/4% senior subordinated notes due December 15, 2012, $5,000 of draws under our senior credit facility and $117 of capital lease obligations at March 31, 2006. The decrease of $2,956 in total debt from September 30, 2005 to March 31, 2006 was primarily due to $3,000 in net repayments under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2006, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2006 will be in the approximate range of $7,000 to $8,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in our two remaining markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2006 totaled $3,610.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2006, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2006, the carrying value of such debt was $452,682, the fair value was approximately $457,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                   ALLBRITTON COMMUNICATIONS COMPANY

                                              (Registrant)




       May 11, 2006                        /s/ Robert L. Allbritton
--------------------------              ----------------------------------------
          Date                          Name: Robert L. Allbritton
                                        Title: Chairman and Chief
                                                  Executive Officer



       May 11, 2006                        /s/ Stephen P. Gibson
--------------------------              ----------------------------------------
          Date                          Name:  Stephen P. Gibson
                                        Title: Senior Vice President
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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