Form 10-Q
period 2006-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2006-08-11
CIK 889156

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

                  For the quarterly period ended June 30, 2006

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                to
                                       --------------    --------------

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

                                Yes |_| No |X|

                                 --------------

     Number of shares of Common Stock outstanding as of August 11, 2006: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 2005 and 2006....      1

          Consolidated Balance Sheets as of September 30, 2005 and
          June 30, 2006.................................................      2

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 2005 and 2006..................................      3

          Notes to Interim Consolidated Financial Statements............      4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................      7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....     14

Item 4.   Controls and Procedures.......................................     15


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................     15

Item 6.   Exhibits......................................................     15

Signatures..............................................................     16

Exhibit Index...........................................................     17

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                          (unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                          June 30,                      June 30,
                                                  ------------------------      ------------------------
                                                      2005           2006           2005           2006
                                                      ----           ----           ----           ----

Operating revenues, net .....................     $  53,610      $  59,460      $ 152,668      $ 171,646
                                                  ---------      ---------      ---------      ---------

Television operating expenses, excluding
     depreciation and amortization ..........        30,599         31,029         93,483         94,229
Depreciation and amortization ...............         2,222          2,029          6,662          6,226
Corporate expenses ..........................         1,486          1,286          4,393          3,416
                                                  ---------      ---------      ---------      ---------
                                                     34,307         34,344        104,538        103,871
                                                  ---------      ---------      ---------      ---------

Operating income ............................        19,303         25,116         48,130         67,775
                                                  ---------      ---------      ---------      ---------

Nonoperating income (expense)
     Interest income
         Related party ......................            41           --              222            226
         Other ..............................            19             39             48            107
     Interest expense .......................        (9,171)        (9,025)       (27,507)       (27,191)
     Other, net .............................          (303)          (274)          (993)         1,157
                                                  ---------      ---------      ---------      ---------
                                                     (9,414)        (9,260)       (28,230)       (25,701)
                                                  ---------      ---------      ---------      ---------

Income before income taxes and cumulative
     effect of change in accounting
     principle...............................         9,889         15,856         19,900         42,074

Provision for income taxes ..................         4,264          6,128          8,394         16,227
                                                  ---------      ---------      ---------      ---------

Income before cumulative effect of change
     in accounting principle ................         5,625          9,728         11,506         25,847

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $31,272 (Note 2) ....................          --             --             --           48,728
                                                  ---------      ---------      ---------      ---------

Net income (loss) ...........................         5,625          9,728         11,506        (22,881)

Retained earnings, beginning of period ......        14,498        (10,350)         8,617         22,259
                                                  ---------      ---------      ---------      ---------

Retained earnings, end of period ............     $  20,123      $    (622)     $  20,123      $    (622)
                                                  =========      =========      =========      =========


            See accompanying notes to interim consolidated financial statements.

                               ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                  CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)

                                                                                   June 30,
                                                                September 30,        2006
                                                                    2005          (unaudited)
                                                                -------------     -----------
Assets
Current assets
      Cash and cash equivalents .............................     $   4,205        $   3,842
      Accounts receivable, net ..............................        36,964           46,550
      Program rights ........................................         9,377            1,930
      Deferred income taxes .................................         1,330            1,330
      Other .................................................         1,967            2,251
                                                                  ---------        ---------
           Total current assets .............................        53,843           55,903

Property, plant and equipment, net ..........................        45,015           45,178
Intangible assets, net ......................................       122,650           42,527
Cash surrender value of life insurance ......................        11,833           12,126
Program rights ..............................................           371              414
Deferred income taxes .......................................          --              5,435
Deferred financing costs and other ..........................         8,032            7,224
                                                                  ---------        ---------

                                                                  $ 241,744        $ 168,807
                                                                  =========        =========

Liabilities and Stockholder's Investment
Current liabilities
      Current portion of long-term debt .....................     $     172        $      74
      Accounts payable ......................................         2,352            3,731
      Accrued interest payable ..............................        10,436            1,574
      Program rights payable ................................        12,458            3,880
      Accrued employee benefit expenses .....................         5,021            4,206
      Other accrued expenses ................................         5,641            6,677
                                                                  ---------        ---------
           Total current liabilities ........................        36,080           20,142

Long-term debt ..............................................       460,583          466,748
Deferred income taxes .......................................        24,065             --
Program rights payable ......................................           337              282
Accrued employee benefit expenses ...........................         2,077            2,002
Deferred rent and other .....................................         6,016            9,353
                                                                  ---------        ---------
           Total liabilities ................................       529,158          498,527
                                                                  ---------        ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued ........................................          --               --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................             1                1
      Capital in excess of par value ........................        49,631           49,631
      Retained earnings .....................................        22,259             (622)
      Distributions to owners, net ..........................      (359,305)        (378,730)
                                                                  ---------        ---------
         Total stockholder's investment .....................      (287,414)        (329,720)
                                                                  ---------        ---------

                                                                  $ 241,744        $ 168,807
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

                            ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (unaudited)

                                                                     Nine Months Ended
                                                                         June 30,
                                                                    ------------------
                                                                    2005          2006
                                                                    ----          ----
Cash flows from operating activities:
      Net income (loss) ....................................     $ 11,506      $(22,881)
                                                                 --------      --------
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization .....................        6,662         6,226
         Cumulative effect of change in accounting principle         --          48,728
         Other noncash charges .............................        1,157           976
         Provision for doubtful accounts ...................          422           431
         Gain on disposal of assets ........................          (38)       (1,991)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable .........................       (5,340)      (10,017)
               Program rights ..............................       11,472         7,404
               Other current assets ........................         (515)         (284)
               Deferred income taxes .......................         --           1,772
               Other noncurrent assets .....................         (193)         (266)
             Increase (decrease) in liabilities:
               Accounts payable ............................        1,299         1,379
               Accrued interest payable ....................       (8,613)       (8,862)
               Program rights payable ......................      (11,942)       (8,633)
               Accrued employee benefit expenses ...........          811          (890)
               Other accrued expenses ......................       (1,415)        1,036
               Deferred income taxes .......................        2,547          --
               Deferred rent and other liabilities .........        2,388         3,337
                                                                 --------      --------
                                                                   (1,298)       40,346
                                                                 --------      --------
               Net cash provided by operating activities ...       10,208        17,465
                                                                 --------      --------

Cash flows from investing activities:
      Capital expenditures .................................       (3,426)       (6,437)
      Proceeds from disposal of assets .....................           66         2,162
                                                                 --------      --------
               Net cash used in investing activities .......       (3,360)       (4,275)
                                                                 --------      --------

Cash flows from financing activities:
      Principal payments on capital lease obligations ......         (120)         (128)
      Draws under line of credit, net ......................        6,000         6,000
      Distributions to owners, net of certain charges ......      (32,672)      (25,946)
      Repayments of distributions to owners ................       15,625         6,521
                                                                 --------      --------
               Net cash used in financing activities .......      (11,167)      (13,553)
                                                                 --------      --------

Net decrease in cash and cash equivalents ..................       (4,319)         (363)
Cash and cash equivalents, beginning of period .............        7,257         4,205
                                                                 --------      --------
Cash and cash equivalents, end of period ...................     $  2,938      $  3,842
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2006. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2005, which are contained in the Company's Form 10-K.

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

The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2005 and June 30, 2006 was $122,290 and $42,290, respectively.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                          September 30,    June 30,
                                              2005           2006
                                          -------------    --------

     Gross carrying amount...........       $ 6,174        $ 6,174
     Less accumulated amortization...        (5,814)        (5,937)
                                            -------        -------

     Net carrying amount.............       $   360        $   237
                                            =======        =======

Amortization expense was $124 and $123 for the nine-month periods ended June 30, 2005 and 2006, respectively.

NOTE 3 - For the nine months ended June 30, 2005 and 2006, distributions to owners and related activity consisted of the following:


                                                                      Federal and
                                                                     Virginia state
                                                     Distributions     Income Tax            Net
                                                       to Owners       Receivable       Distributions
                                                     and Dividends      (Payable)         to Owners
                                                     -------------   --------------     -------------

Balance as of September 30, 2004................       $ 339,425        $    --           $ 339,425

Cash advances to Perpetual......................          30,905                             30,905
Repayment of cash advances to Perpetual.........         (15,625)                           (15,625)
Charge for federal and state income taxes.......                           (5,430)           (5,430)
Payment of income taxes.........................                            7,197             7,197
                                                       ---------        ---------         ---------

Balance as of June 30, 2005.....................       $ 354,705        $   1,767         $ 356,472
                                                       =========        =========         =========


Balance as of September 30, 2005................       $ 359,305        $    --           $ 359,305

Cash advances to Perpetual......................          31,002                             31,002
Repayment of cash advances to Perpetual.........          (6,521)                            (6,521)
Charge for federal and state income taxes.......                          (13,126)          (13,126)
Payment of income taxes.........................                            8,070             8,070
                                                       ---------        ---------         ---------

Balance as of June 30, 2006.....................       $ 383,786        $  (5,056)        $ 378,730
                                                       =========        =========         =========


The average amount of non-interest bearing advances outstanding was $339,417 and $362,230 during the nine months ended June 30, 2005 and 2006, respectively.

In conjunction with its move to a new headquarters office location, the Company sold to Perpetual certain furnishings, which were not being moved to the new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

NOTE 4 - In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for the Company's fiscal year ending September 30, 2008. The Company is currently evaluating the impact, if any, that FIN 48 may have on its financial position or results of operations.

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

Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2005 and 2006 and the percentage change between the periods:

                                        Three Months Ended                   Nine Months Ended
                                             June 30,                             June 30,
                                        ------------------     Percent       -----------------       Percent
                                          2005       2006      Change         2005        2006       Change
                                          ----       ----      -------        ----        ----       -------

Operating revenues, net ............   $ 53,610   $ 59,460      10.9%      $ 152,668   $ 171,646      12.4%
Total operating expenses............     34,307     34,344       0.1%        104,538     103,871      -0.6%
                                       --------   --------                 ---------   ---------
Operating income....................     19,303     25,116      30.1%         48,130      67,775      40.8%
Nonoperating expenses, net..........      9,414      9,260      -1.6%         28,230      25,701      -9.0%
Income tax provision................      4,264      6,128      43.7%          8,394      16,227      93.3%
                                       --------   --------                 ---------   ---------
Income before cumulative effect of
   change in accounting principle...      5,625      9,728      72.9%         11,506      25,847     124.6%
                                       --------   --------
Cumulative effect of change in
   accounting principle, net of
   income tax benefit...............       --         --         --             --        48,728       --
                                       --------   --------                 ---------   ---------
Net income (loss)...................   $  5,625   $  9,728      72.9%      $  11,506   $ (22,881)      --
                                       ========   ========                 =========   =========

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2005 and 2006, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended June 30,                 Nine Months Ended June 30,
                                 --------------------------------------    ---------------------------------------
                                       2005                 2006                 2005                  2006
                                 -----------------    -----------------    -----------------     -----------------
                                 Dollars   Percent    Dollars   Percent    Dollars   Percent     Dollars   Percent
                                 -------   -------    -------   -------    -------   -------     -------   -------

Local and national<F1>........   $49,637     90.7     $53,887     88.7    $135,929     87.2     $154,285     88.0
Political<F2>.................       425      0.8       2,114      3.5       3,907      2.5        4,311      2.5
Network compensation<F3>......       665      1.2         580      1.0       2,185      1.4        1,841      1.1
Trade and barter<F4>..........     1,483      2.7       1,429      2.3       4,479      2.9        4,250      2.4
Other revenue<F5>.............     2,518      4.6       2,765      4.5       9,391      6.0       10,599      6.0
                                 -------    -----     -------    -----    --------    -----     --------    -----
Broadcast revenues............    54,728    100.0      60,775    100.0     155,891    100.0      175,286    100.0
                                            =====                =====                =====                 =====
Fees<F6>......................    (1,118)              (1,315)              (3,223)               (3,640)
                                 -------              -------             --------              --------

Operating revenues, net ......   $53,610              $59,460             $152,668              $171,646
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


Net operating revenues for the three months ended June 30, 2006 totaled $59,460, an increase of $5,850, or 10.9%, when compared to net operating revenues of $53,610 for the three months ended June 30, 2005. Net operating revenues increased $18,978, or 12.4%, to $171,646 for the nine months ended June 30, 2006 as compared to $152,668 for the same period in the prior year. Net operating revenues for both the three and nine months ended June 30, 2006 were record highs for the periods.

Local and national advertising revenues increased $4,250, or 8.6%, and $18,356, or 13.5%, during the three and nine months ended June 30, 2006, respectively, versus the comparable periods in Fiscal 2005. The increase for the three months ended June 30, 2006 reflected increased local and national advertising revenues in a majority of our markets, with particular growth in demand by local and national advertisers in our Washington, D.C., Birmingham and Charleston markets. This increase in demand was partially attributable to established increases in ratings for certain ABC primetime programming over the past year, the strength of our local news franchises and our continued focus on new local business development.

The increase in local and national advertising revenues for the nine months ended June 30, 2006 reflected increased local and national advertising revenues in all of our markets, with particular growth in demand by local and national advertisers in our Washington, D.C., Birmingham and Charleston markets. In addition to the factors discussed above, the nine-month results reflect increased advertising revenue related to the broadcast of the Super Bowl by the ABC network in

February 2006 (broadcast by the Fox network in 2005 and the CBS network in 2004). The increased local and national revenue during the nine months ended June 30, 2006 was also impacted by prior year displacement of local and national advertisers during the peak political advertising month of October 2004.

Political advertising revenues increased by $1,689 to $2,114 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due to local primary elections in several of our markets with much less comparable activity during the same period of the prior year. Political advertising revenues increased $404, or 10.3%, during the nine months ended June 30, 2006 as compared to the same period in Fiscal 2005. Political advertising revenue increased in a majority of our markets due to several high-profile local primary elections as discussed above as well as the November 2005 Virginia Governor's election, substantially offset by the national presidential election in November 2004, which generated substantial revenue in the first quarter of Fiscal 2005.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or nine months ended June 30, 2005 or 2006.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2006 totaled $34,344, an increase of $37, or 0.1%, compared to total operating expenses of $34,307 for the three-month period ended June 30, 2005. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $430, a decrease in depreciation and amortization of $193 and a decrease in corporate expenses of $200.

Total operating expenses for the nine months ended June 30, 2006 totaled $103,871, a decrease of $667, or 0.6%, compared to total operating expenses of $104,538 for the nine-month period ended June 30, 2005. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $746, a decrease in depreciation and amortization of $436 and a decrease in corporate expenses of $977.

Television operating expenses, excluding depreciation and amortization, increased $430 and $746, or 1.4% and 0.8%, for the three and nine months ended June 30, 2006, respectively, as compared to the comparable periods in Fiscal 2005. These increases were primarily due to increased employee compensation and benefits, mitigated by reduced syndicated programming costs. Employee compensation and benefits increased 6.3% and 7.7% for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in the prior year principally due to increased local sales commissions associated with increased local advertising revenues, an increased number of sales personnel related to our continued focus on new business development and increased news personnel costs in several markets, due in large part to increases in locally produced news and related programming. The decrease in syndicated programming costs resulted from renewals of several of our existing programs under more favorable terms, the conversion of certain time periods from syndicated programming to local news or other locally produced programming as well as non-recurring rights fees incurred during the prior year associated with the airing of certain sporting events.

Corporate expenses decreased $200 and $977, or 13.5% and 22.2%, respectively, for the three and nine months ended June 30, 2006 versus the comparable periods in Fiscal 2005 due to a variety of decreased expenses including the cessation of management fees to Joe L. Allbritton effective October 1, 2005, decreased corporate aircraft costs as a result of the sale of our aircraft during the quarter ended December 31, 2005 (see "Nonoperating expenses, net"), and elevated costs related to Sarbanes-Oxley internal control compliance incurred during the prior year.

Operating Income
For the three months ended June 30, 2006, operating income of $25,116 increased $5,813, or 30.1%, when compared to operating income of $19,303 for the three months ended June 30, 2005. For the three months ended June 30, 2006, the operating margin increased to 42.2% from 36.0% for the comparable period in Fiscal 2005. The increases in operating income and margin during the three months ended June 30, 2006 were primarily the result of increased net operating revenues as discussed above.

Operating income of $67,775 for the nine months ended June 30, 2006 increased $19,645, or 40.8%, when compared to operating income of $48,130 for the same period in the prior fiscal year. For the nine months ended June 30, 2006, the operating margin increased to 39.5% from 31.5% for the comparable period in the prior fiscal year. The increases in operating income and margin were primarily the result of increased net operating revenues as discussed above.

Operating income for both the three and nine months ended June 30, 2006 were record highs for the periods.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,025 for the three months ended June 30, 2006 decreased $146, or 1.6%, as compared to $9,171 for the three-month period ended June 30, 2005. The average balance of debt outstanding, including capital lease obligations, for the three months ended June 30, 2005 and 2006 was $463,796 and $458,425, respectively, and the weighted average interest rate on debt was 7.7% for each of the three month periods ended June 30, 2005 and 2006.

Interest expense of $27,191 for the nine months ended June 30, 2006 decreased $316, or 1.1%, as compared to $27,507 for the comparable period of Fiscal 2005. The average balance of debt outstanding, including capital lease obligations, for the nine months ended June 30, 2005 and 2006 was $464,924 and $461,165, respectively, and the weighted average interest rate on debt was 7.7% for each of the nine month periods ended June 30, 2005 and 2006.

Other, Net. Other, net nonoperating income was $1,157 for the nine months ended June 30, 2006, as compared to other, net nonoperating expense of $993 for the same period in the prior year. The difference of $2,150 primarily resulted from a gain on the sale of our corporate aircraft during the quarter ended December 31, 2005.

Income Taxes
The provision for income taxes for the three months ended June 30, 2006 totaled $6,128 as compared to the provision for income taxes of $4,264 for the three months ended June 30, 2005. The increase in the provision for income taxes of $1,864, or 43.7%, during the three months ended June 30, 2006 was primarily due to the $5,967, or 60.3%, increase in pre-tax income.

The provision for income taxes for the nine months ended June 30, 2006 totaled $16,227, an increase of $7,833, or 93.3%, when compared to the provision for income taxes of $8,394 for the nine months ended June 30, 2005. The increase in the provision for income taxes during the nine months ended June 30, 2006 was primarily due to the $22,174, or 111.4%, increase in pre-tax income.

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

Net Income
For the three months ended June 30, 2006, the Company recorded net income of $9,728 as compared to net income of $5,625 for the three months ended June 30, 2005. The increase of $4,103 during the three months ended June 30, 2006 was primarily due to increased net operating revenues as discussed above.

For the nine months ended June 30, 2006, the Company recorded a net loss of $22,881 as compared to net income of $11,506 for the nine months ended June 30, 2005. This decrease in net income during the nine months ended June 30, 2006 was primarily due to the cumulative effect of change in accounting principle, partially offset by increased net operating revenues, as discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2005 to June 30, 2006 consisted primarily of an increase in accounts receivable and decreases in program rights, program rights payable and accrued interest payable. The increase in accounts receivable was the result of an overall increase in net operating revenues. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of scheduled interest payments on our long-term fixed interest rate debt. Additionally, the decrease in intangible assets and the increase in noncurrent deferred income tax assets are due to the impairment charge and related income tax benefit resulting from our implementation of EITF Topic No. D-108.

Liquidity and Capital Resources
As of June 30, 2006, our cash and cash equivalents aggregated $3,842, and we had an excess of current assets over current liabilities of $35,761.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $10,208 and $17,465 for the nine months ended June 30, 2005 and 2006, respectively. The $7,257 increase in cash flows from operating activities was the result of increased income before cumulative effect of change in accounting principle (exclusive of the gain on sale of our corporate aircraft) during the nine months ended June 30, 2006, partially offset by increased accounts receivable. The additional increase in accounts receivable during the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 was primarily due to the 13.5% increase in local and national advertising revenues during the nine months ended June 30, 2006.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the nine months ended June 30, 2005 and 2006, we made cash advances, net of repayments, to Perpetual of $15,280 and $24,481, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the nine months ended June 30, 2005 and 2006, we made tax payments to Perpetual of $7,197 and $8,070, respectively, of which $7,197 and $6,222, respectively, represented interest-bearing advances of tax payments made in accordance with the terms of the tax sharing agreement between Perpetual and us. We were charged by Perpetual for federal and state income taxes totaling $5,430 and $13,126 during the nine months ended June 30, 2005 and 2006, respectively.

Stockholder's deficit amounted to $329,720 at June 30, 2006, an increase of $42,306, or 14.7%, from the September 30, 2005 deficit of $287,414. The increase was due to the cumulative effect of change in accounting principle of $48,728 and a net increase in distributions to owners of $19,425, partially offset by income before cumulative effect of change in accounting principle for the nine-month period of $25,847.

In conjunction with our move to a new headquarters office location, we sold to Perpetual certain furnishings, which were not being moved to our new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $460,755 at September 30, 2005 to $466,822 at June 30, 2006. This debt, net of applicable discounts, consisted of $452,748 of 7 3/4% senior subordinated notes due December 15, 2012, $14,000 of draws under our senior credit facility and $74 of capital lease obligations at June 30, 2006. The increase of $6,067 in total debt from September 30, 2005 to June 30, 2006 was primarily due to $6,000 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2006, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2006 will approximate $8,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations as well as for the implementation of full power DTV service in our two remaining markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2006 totaled $6,437.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.

New Accounting Standards
In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for our fiscal year ending September 30, 2008. We are currently evaluating the impact, if any, that FIN 48 may have on our financial position or results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At June 30, 2006, the carrying value of such debt was $452,748, the fair value was approximately $450,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of June 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

      See Exhibit Index on pages 17-19.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALLBRITTON COMMUNICATIONS COMPANY

                                                     (Registrant)




     August 11, 2006                         /s/ Robert L. Allbritton
-------------------------                 -------------------------------------
          Date                            Name:  Robert L. Allbritton
                                          Title: Chairman and Chief
                                                   Executive Officer



     August 11, 2006                         /s/ Stephen P. Gibson
-------------------------                 -------------------------------------
          Date                            Name:  Stephen P. Gibson
                                          Title: Senior Vice President
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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