Form 10-K
period 2006-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2006-12-15
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2006
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

     Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                         74-1803105
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 YES |_| NO |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                 YES |X| NO |_|

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

As of December 13, 2006, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
 None
______________
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2006, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

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

                                TABLE OF CONTENTS


                                                                            Page


Part I

   Item 1.     Business....................................................   1
   Item 1A.    Risk Factors................................................  16
   Item 1B.    Unresolved Staff Comments...................................  21
   Item 2.     Properties..................................................  21
   Item 3.     Legal Proceedings...........................................  23
   Item 4.     Submission of Matters to a Vote of Security Holders.........  23

Part II

   Item 5.     Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities.........  23
   Item 6.     Selected Consolidated Financial Data........................  24
   Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................  28
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..  43
   Item 8.     Consolidated Financial Statements and Supplementary Data....  43
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  43
   Item 9A.    Controls and Procedures.....................................  44
   Item 9B.    Other Information...........................................  44

Part III

   Item 10.    Directors and Executive Officers of the Registrant..........  45
   Item 11.    Executive Compensation......................................  48
   Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters................  49
   Item 13.    Certain Relationships and Related Transactions..............  50
   Item 14.    Principal Accounting Fees and Services......................  52

Part IV

   Item 15.    Exhibits, Financial Statement Schedules.....................  53

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

                                     PART I

                              ITEM 1. OUR BUSINESS

The Company

      We own and operate ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. Our owned and operated stations broadcast to the 8th, 40th, 41st, 57th, 62nd, 68th and 100th largest national media markets in the United States, respectively, as defined by Nielsen Media Research, Inc. ("Nielsen"), and reach approximately 4.9% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA. Additionally, we have announced an upcoming launch of a Capitol Hill newspaper and internet site that will serve Congress, congressional staffers and those interested in the actions of our national legislature and the political process.

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

      Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In the past two decades, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, UPN and WB (recently combined into the "CW" network), PAX TV (recently renamed "i network") and "My Network TV" have been launched as new broadcast television networks, along with specialized networks, Telemundo, Univision and TV Azteca.

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

      An affiliate of CW, My Network or i network receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of CW, My Network or i network must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks, which may partially offset their higher programming costs.

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

      Broadcast television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Traditional network programming generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time become available for sale by independent stations and FOX affiliates in syndicated programs, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area's audience. Consolidation of cable system ownership in discrete markets (so-called "clustering") has enabled some cable operators to more efficiently sell time to local advertisers as well as to bid on local sports programming in competition with traditional broadcasters.

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

      Cable system operators have traditionally enjoyed near monopoly status as terrestrial distributors of multi-channel programming. "Overbuilders" (competing local distributors in the same local franchise area) were rare based upon the high costs associated with the cable system infrastructure. Recently, however, some telephone companies have begun using their fiber optic facilities to begin offering multi-channel programming in competition with the local franchised cable systems. These telco operators seek program carriage arrangements with local broadcasters and other national program distributors.

      In the 1990s, DBS service was introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Local stations, under specified conditions, are carried on satellites which then retransmit those signals back to the originating market. As DBS providers, such as DirecTV and EchoStar, continue to expand their facilities, an increasing number of local stations will be carried as "local-to-local" signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. All of our stations are currently carried on DBS systems.

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

      In addition to cable and satellite programming, there has been substantial growth in video recording technology and playback systems, television game devices and new wireless/internet connected devices permitting "podcasting", wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves may now use excess capacity within their digital television channel to "multicast" discrete program offerings. This has further expanded the number of programming alternatives available to household audiences, along with non-broadcast alternatives, especially with respect to news, available over the rapidly expanding Internet. It is uncertain at this time whether and to what extent those new services will be a measurable competitor to us.

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

Station Information

      The following table sets forth general information for each of our owned stations as of May 2006, unless otherwise indicated:

                                                                                     Total
                                                                          Market   Commercial
                                                   Analog      Digital     Rank    Competitors    Station     Rank in
  Designated                          Network      Channel     Channel    or DMA    in Market     Audience    Market   Acquisition
  Market Area           Station     Affiliation   Frequency   Allocation   <F1>       <F2>        Share<F3>    <F4>       Date
  -----------           -------     -----------   ---------   ----------  ------   -----------    ---------   -------  -----------

Washington, D.C.          WJLA          ABC         7/VHF         39         8          7           19%         4       01/29/76
Birmingham
  (Anniston and
  Tuscaloosa),
  AL <F5>            WBMA/WCFT/WJSU     ABC          --           --        40          6           22%         2          --
    Birmingham            WBMA          ABC        58/UHF         --        --         --           --         --       08/01/97
    Anniston              WJSU          ABC        40/UHF          9        --         --           --         --       03/22/00<F6>
    Tuscaloosa            WCFT          ABC        33/UHF          5        --         --           --         --       03/15/96
Harrisburg-Lancaster-
  York-Lebanon, PA        WHTM          ABC        27/UHF         10        41          4           19%         3       03/01/96
Little Rock, AR           KATV          ABC         7/VHF         22        57          5           29%         2       04/06/83
Tulsa, OK                 KTUL          ABC         8/VHF         10        62          6           23%         2       04/06/83
Roanoke-
  Lynchburg, VA           WSET          ABC        13/VHF         34        68          4           22%         3       01/29/76<F7>
Charleston, SC            WCIV          ABC         4/VHF         34       100          5           17%         3       01/29/76<F7>

_______________
<F1> Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2006.
<F2> Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2006.
<F3> Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2006.
<F4> Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2006.
<F5> TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6> We began programming WJSU pursuant to a local marketing agreement in
     December 1995. In connection with the local marketing agreement, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU and completed our acquisition of WJSU on March 22, 2000. See "Owned Stations--WBMA/WCFT/WJSU:
     Birmingham (Anniston and Tuscaloosa), Alabama."
<F7> WSET and WCIV have been indirectly owned and operated by Joe L. Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.

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

      In addition, we continually seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. For example, KATV operates the Arkansas Razorback Sports Network ("ARSN"), which provides University of Arkansas sports programming to a network of 57 radio stations in three states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

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


Owned Stations

   WJLA/NewsChannel 8:    Washington, D.C.

      Acquired by ACC in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license (held by ACCLI) expired on October 1, 2004. An application for license renewal is pending. See "Legislation and Regulation--License Renewal." Washington, D.C. is the eighth largest DMA, with approximately 2,272,000 television households. We believe that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by seven commercial television stations.

      On September 16, 2002, ACC completed its acquisition of certain of the assets of Allnewsco, constituting the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial multi-channel video program distributors ("MVPD's") for the carriage of its programming to subscribers. Each of the cable operator affiliation agreements has an expiration date of December 31, 2011.

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

      We serve the Birmingham market by simultaneously transmitting identical programming from our studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA+. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. We have retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining our primary news and sales presence in Birmingham. The ABC network affiliation is based upon carriage on both WCFT and WJSU and expires on December 31, 2012. The FCC licenses for the three stations expired on April 1, 2005. Applications for license renewal have been filed and are pending. In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating what is now the 40th largest DMA with approximately 723,000 television households. The Birmingham DMA is served by six commercial television stations.

   WHTM:    Harrisburg-Lancaster-York-Lebanon, Pennsylvania

      Acquired by us in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires August 1, 2007. The Harrisburg-Lancaster-York-Lebanon market, which consists of ten contiguous counties located in central Pennsylvania, is the 41st largest DMA, reaching approximately 714,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by four commercial television stations, one of which is a VHF station.

   KATV:    Little Rock, Arkansas

      Acquired by us in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expired on June 1, 2005. An application for license renewal has been filed and is pending. The Little Rock market is the 57th largest DMA, with approximately 540,000 television households. The Little Rock market has a diversified economy, serving as the seat of both state and local government and as home to numerous commercial businesses. The Little Rock market is served by five commercial television stations.

      Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2011, KATV operates ARSN, which provides University of Arkansas sports programming to a network of 57 radio stations in three states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

   KTUL:    Tulsa, Oklahoma

      Acquired by us in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expired on June 1, 2006. An application for license renewal has been filed and is pending. Tulsa, Oklahoma is the 62nd largest DMA, with approximately 513,000 television households. The Tulsa market is served by six commercial television stations.

   WSET:    Roanoke-Lynchburg, Virginia

      Acquired by us in 1996, WSET has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WSET's FCC license expires on October 1, 2012. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 68th largest DMA, with approximately 446,000 television households. The Lynchburg DMA is served by four commercial television stations.

   WCIV:    Charleston, South Carolina

      Acquired by us in 1996, WCIV has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WCIV's FCC license expires on December 1, 2012. Charleston, South Carolina is the 100th largest DMA, with approximately 290,000 television households. The Charleston DMA is served by five commercial television stations.


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

      In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, we cannot assure that each of our broadcast licenses will be renewed in the future. License renewal applications are pending for the following stations: WJLA, WBMA/WCFT/WJSU, KATV and KTUL. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for WSET and WCIV were renewed during Fiscal 2005 for full terms and are currently in effect with expiration dates of October 1, 2012 and December 1, 2012, respectively. The license for WHTM is currently in effect with an expiration date of August 1, 2007.

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

      Digital Television: The FCC has adopted rules for implementing digital (including high-definition) television service in the United States. Implementation of DTV is intended to improve the technical quality of television. Under certain circumstances, however, conversion to DTV operations may reduce a station's geographical coverage area. The FCC has allotted a second broadcast channel to each full-power commercial television station for DTV operation. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2 and 51. Under the FCC's rules, stations will be required to phase-in their DTV operations on the second channel over a transition period and to surrender their non-DTV channel later. This period is designed to facilitate the supply of television receivers and cable demodulation boxes that will operate with the new DTV frequencies. The FCC has adopted standards for the transmission of DTV signals. These standards will serve as the basis for the phased conversion to digital transmission. The end date for the transition has been set as February 17, 2009.

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

      KATV is operating pursuant to special temporary authority at slightly lower antenna height until the conversion to DTV takes place. At that time, it will raise its antenna to the fully authorized height.

      Implementation of DTV service has imposed substantial additional costs on television stations providing the new duplicative service because of the need to purchase additional equipment and because some stations need to operate at higher utility costs. The industry-wide transition from analog to digital delivery has currently yielded only limited opportunities to generate incremental revenue from the DTV service. We are unable to predict how the conversion to solely digital transmission will affect our business after the elimination of analog service.

      Ownership Matters: The Communications Act, in conjunction with various antitrust statutes, contains restrictions on the ownership and control of broadcast licenses. Together with the FCC's rules, those laws place limitations on alien ownership, common ownership of television, radio and newspaper properties, and ownership by those persons not having the requisite "character" qualifications and those persons holding "attributable" interests in the license.

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

Employees

      As of September 30, 2006, we employed in full and part-time positions 972 persons, including 277 at WJLA/NewsChannel 8, 134 at KATV, 131 at KTUL, 123 at WHTM, 112 at WBMA/WCFT/WJSU, 111 at WSET, 84 at WCIV and 12 in our corporate office. Of the employees at WJLA/NewsChannel 8, 122 are represented by one of three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The NABET/CWA collective bargaining agreement expired on January 31, 2005. The parties have reached tentative agreement on a successor contract, pending bargaining unit ratification. The AFTRA collective bargaining agreement expires on September 30, 2009. The DGA collective bargaining agreement expires on January 27, 2009. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.


                              ITEM 1A. RISK FACTORS

      The risks described below, together with the other information included in this Form 10-K, should be carefully considered. We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations. If any of the following risks actually occurs, our business, financial condition, operating results and prospects could be materially affected.

Our substantial debt could adversely affect our financial condition and operational flexibility.
      We have a substantial amount of debt. As of September 30, 2006, our total debt, net of applicable discounts, consisted of $452,816 of 7 3/4% senior subordinated notes due December 15, 2012 and $30 of capital lease obligations. Additionally, we have a $70,000 senior credit facility which matures August 23, 2011. No amounts were outstanding under the senior credit facility as of September 30, 2006. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

      The degree to which we are leveraged could adversely affect us. For example, it could:
        * make it more difficult for us to satisfy our obligations with respect to our existing debt;
        * require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which will reduce amounts available for working capital, capital expenditures and other general corporate purposes;
        * result in the sale of one or more of our stations to reduce our debt service obligations;
        * limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
        * increase our vulnerability to general adverse economic and industry conditions;
        * place us at a competitive disadvantage compared to our competitors with less debt; and
        * limit our ability to borrow additional funds.

      In addition, debt incurred under our senior credit facility bears interest at variable rates. An increase in the interest rates on our debt will reduce the funds available to repay our debt and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure. The agreements governing our debt contain certain restrictive financial and operating covenants. These covenants, among other things, restrict our ability to incur additional debt and issue preferred stock, pay dividends and make distributions, issue stock of subsidiaries, make certain investments, repurchase stock or debt, create liens, enter into transactions with affiliates, transfer and sell assets, and merge or consolidate. Any failure to comply with these covenants could result in an event of default under the applicable instrument, which could permit acceleration of the debt under such instrument and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. If our indebtedness were to be accelerated, we cannot assure you that we would be able to repay it.

To service our debt, we will require a significant amount of cash, which depends on many factors beyond our control.
      Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If our future cash flow from operations and existing sources of funds are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt and other future debt may limit our ability to pursue any of these alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

We operate in a very competitive business environment that could adversely affect our operations.
      The television industry is highly competitive. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. Broadcast television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Some of our competitors are subsidiaries of large national or regional companies that have greater resources, including financial resources, than we do. Our television stations are located in highly competitive markets. Accordingly, our results of operations will be dependent upon the ability of each station to compete successfully in its market, and there can be no assurance that any one of our stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of our competitors have or may, in the future, obtain greater resources, our ability to compete successfully in our broadcasting markets may be impeded.

We depend on advertising revenue, which can vary substantially from period to period based on many factors beyond our control.
      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which our stations operate. For Fiscal 2004, 2005 and 2006, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/News Channel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive-related advertising. Approximately 28%, 28% and 26% of our total broadcast revenues for the fiscal years ended September 30, 2004, 2005 and 2006, respectively, consisted of automotive-related advertising. A significant decrease in such advertising could adversely affect our operating results.

Federal regulation of the broadcasting industry limits our operating flexibility.
      The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC under the Communications Act. Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station's frequency, location and operating power; the issuance, renewal, revocation or modification of a television station's FCC license; the approval of changes in the ownership or control of a television station's licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations.

      License Renewal. Our business is dependent upon our continuing to hold broadcasting licenses from the FCC that are issued for terms of eight years. While in the vast majority of cases such licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, we cannot assure you that our licenses will be renewed upon their expiration dates. License renewal applications are pending for the following stations, which are currently operating under expired licenses: WJLA, WBMA/WCFT/WJSU, KATV and KTUL. These stations will continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for WSET and WCIV were renewed during Fiscal 2005 for full terms and are currently in effect with expiration dates of October 1, 2012 and December 1, 2012, respectively. The license for WHTM is currently in effect with an expiration date of August 1, 2007. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications, it could prevent us from operating the affected stations and generating revenues. See "Our Business--Legislation and Regulation--License Renewal."

      Ownership Matters. The Communications Act, in conjunction with various antitrust statutes, contains restrictions on the ownership and control of broadcast licenses. Together with the FCC's rules, those laws place limitations on alien ownership, common ownership of television, radio and newspaper properties, and ownership by those persons not having the requisite "character" qualifications and those persons holding "attributable" interests in the license. We must comply with current FCC regulations and policies in the ownership of our stations, and any future actions by Congress or the FCC with respect to the ownership rules may adversely impact our business.

      Programming and Operation. Broadcast station licensees must present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. The FCC also has adopted rules that place additional obligations on television station operators for closed-captioning of programming for the hearing impaired, equal employment opportunity obligations, maximum amounts of advertising and minimum amounts of programming specifically targeted for children and special obligations relating to political candidate advertising, as well as additional public information and reporting requirements. In recent years, the FCC has also vigorously enforced a number of rules, typically in connection with license renewals. Violations of these rules could lead to fines and penalties which may adversely affect our business and results of operations.

      Congress and the FCC may in the future adopt new laws, regulations or policies regarding a wide variety of matters that could, directly or indirectly, adversely affect the operation and ownership of our television stations. It is impossible to predict the outcome of federal legislation or the potential effect thereof on our business. See "Our Business--Legislation and Regulation."

We are dependent on our affiliation with the ABC television network.
      All of our television stations are affiliated with the ABC network. Our television viewership levels, and ultimately advertising revenues, are in large part dependent upon programming provided by ABC, and there can be no assurance that such programming will achieve and maintain satisfactory viewership levels in the future. Each of our television stations has entered into a long-term affiliation agreement with the ABC network which expires on December 31, 2012. Although ABC has continually renewed its affiliation with our television stations for as long as we have owned them and we expect to continue to be able to renew such affiliation agreements, we cannot assure you that such renewals will be obtained or that they will reflect the same general terms. The non-renewal or termination of one or more of our network affiliation agreements or alteration of terms could have an adverse effect on our results of operations.

NewsChannel 8 is dependent on cable operators for carriage of its programming.
      NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial multi-channel video program distributors ("MVPD's") for the carriage of its programming to subscribers. Each of the cable operator affiliation agreements has an expiration date of December 31, 2011. The news service operated by NewsChannel 8 is entirely dependent upon carriage by the MVPD's. Although these agreements have been renewed by the MVPD's in the past, there can be no assurance that these agreements will be renewed upon expiration or whether the same general terms and conditions can be retained. The non-renewal or termination of one or more of these affiliation agreements or alteration of terms could adversely affect our results of operations.

Possible strategic initiatives may impact our business.
      We are evaluating, and will continue to evaluate, the nature and scope of our operations and various short-term and long-term strategic considerations. There are uncertainties and risks relating to strategic initiatives. For example, acquisition opportunities may become more limited as a consequence of the consolidation of ownership occurring in the television broadcast industry. Also, prospective competitors may have greater financial resources than we do. Future acquisitions may not be available on attractive terms, or at all. Also, if we do make acquisitions, we may not be able to successfully integrate the acquired stations or businesses. With respect to divestitures, we may experience varying success in making such divestitures on favorable terms, if at all, or in reducing fixed costs or transferring liabilities previously associated with the divested television stations or businesses. Finally, any such acquisitions or divestitures will be subject to FCC approval and FCC rules and regulations. Any of these efforts would require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, or conversely, if we do not realize such benefits or synergies because we chose not to pursue any such transaction, there may be an adverse effect on our financial condition and operating results.

Our controlling stockholder may have interests that conflict with holders of our debt.
      Joe L. Allbritton indirectly controls our Company. Accordingly, Mr. Allbritton is able to control our operations and policies, and the vote on all matters submitted to a vote of our stockholder, including, but not limited to, electing directors, adopting amendments to ACC's certificate of incorporation and approving mergers or sales of substantially all of ACC's assets. Circumstances may occur in which the interests of Mr. Allbritton, as the controlling equity holder, could be in conflict with the interests of the holders of our debt. In addition, Mr. Allbritton could pursue acquisitions, divestitures or other transactions that, in his judgment, could enhance his equity investment, even though such transactions might involve risks to the holders of the notes. See "Ownership of Capital Stock - ACC Common Stock" and "Certain Relationships and Related Transactions."

We have paid dividends and made advances to related parties, and we expect to continue to do so in the future.
      ACC has made advances to certain related parties. Because, at present, such related parties' primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder's investment in our consolidated balance sheets. The stockholder's deficit at September 30, 2005 and 2006 was $359,305 and $382,442, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Certain Relationships and Related Transactions." Under our debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.
      Currently, there are three bargaining agreements with unions representing 122 of our full and part-time employees at WJLA/NewsChannel 8. Although we have reached agreements with all of these unions, one of these agreements is pending bargaining unit ratification. We cannot assure you about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See "Our Business - Employees."

Changes in accounting standards can significantly impact reported operating results.
      Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets and income taxes, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported operating results. See "Management's Discussions and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."



                       ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not Applicable.


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

      The following table describes the general characteristics of our principal real property:

                                                                                                    Lease
                                                                                                  Expiration
Facility                    Market/Use                   Ownership       Approximate Size            Date
----------------------      --------------------       ------------      ----------------         ----------

WJLA/NewsChannel 8          Rosslyn, VA
                            Office/Studio                 Leased          79,870 sq. ft.            6/30/17

                            Prince George's, MD
                            Tower - Weather               Leased          1 acre                    3/31/11

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

KATV                        Little Rock, AR
                            Office/Studio                 Owned           20,500 sq. ft.              N/A
                            Office/Studio                 Leased          1,500 sq. ft.             1/31/09
                            Office/Studio                 Leased          1,570 sq. ft.              8/8/07
                            Tower/Transmitter             Owned           188 acres                   N/A
                            Annex/Garage                  Owned           67,400 sq. ft.              N/A

KTUL                        Tulsa, OK
                            Office/Studio                 Owned           13,520 sq. ft.              N/A
                            Tower/Transmitter             Owned           160 acres                   N/A

WSET                        Lynchburg, VA
                            Office/Studio                 Owned           15,500 sq. ft.              N/A
                            Tower/Transmitter             Owned           2,700 sq. ft.               N/A

                            Danville, VA
                            Office/Studio                 Leased          2,150 sq. ft.             2/28/09

                            Roanoke, VA
                            Office/Studio                 Leased          2,688 sq. ft.            11/30/11

WCIV                        Mt. Pleasant, SC
                            Office/Studio                 Owned           21,700 sq. ft.              N/A
                            Tower/Transmitter             Leased          2,000 sq. ft.             6/25/11

WBMA/WCFT/WJSU              Birmingham, AL
                            Office/Studio/Dish Farm       Leased          26,357 sq. ft./0.5 acre   9/30/21
                            Tower/Relay-Pelham            Leased          .08 acres                10/31/11
                            Tower/Relay-Red Mtn.          Owned           .21 acres                   N/A

                            Tuscaloosa, AL
                            Office/Studio                 Owned           9,475 sq. ft.               N/A
                            Tower-Tuscaloosa              Owned           10.5 acres                  N/A
                            Tower-AmSouth                 Leased          134.3 acres               4/30/11

                            Anniston, AL
                            Office/Studio                 Leased          6,100 sq. ft.              4/1/11
                            Tower-Blue Mtn.               Owned           1.7 acres                   N/A
                            Tower-Bald Rock               Leased          1 acre                    8/29/16


                            ITEM 3. LEGAL PROCEEDINGS

      We currently and from time to time are involved in litigation incidental to the conduct of our business, including suits based on defamation and employment activity. We are not currently a party to any lawsuit or proceeding which, in our opinion, could reasonably be expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.



                                     PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

      The selected consolidated financial data for the fiscal years ended September 30, 2002, 2003, 2004, 2005 and 2006 are derived from our consolidated financial statements. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the data below reflect the combined results for the Company and Allnewsco for all of the periods presented (see Footnote <F1>).


                                                                              Fiscal Year Ended September 30,
                                                            ------------------------------------------------------------------
                                                               2002          2003          2004          2005          2006
                                                            ----------    ----------    ----------    ----------    ----------
Statement of Operations Data:
Operating revenues, net..................................   $  196,169    $  202,590    $  203,270    $  200,427    $  223,399
Television operating expenses, excluding depreciation
   and amortization......................................      126,001       125,224       127,586       124,082       124,871
Depreciation and amortization <F2>.......................       13,310        10,785         9,908         9,170         8,666
Corporate expenses.......................................        6,004         6,379         4,908         6,012         5,000
Operating income.........................................       50,854        60,202        60,868        61,163        84,862
Interest expense.........................................       41,561        40,647        36,759        36,729        36,234
Interest expense-related party...........................          785           --            --            --            --
Interest income..........................................           94           343            24            71           147
Interest income-related party............................           92            88           162           262           226
Loss on early repayment of debt <F3>.....................          --         23,194           --            --            --
Income (loss) before cumulative effect of change in
   accounting principle..................................        3,514        (2,951)       13,581        13,642        31,509
Cumulative effect of change in accounting
   principle <F2><F4>....................................          --          2,973           --            --         48,728
Net income (loss)........................................        3,514        (5,924)       13,581        13,642       (17,219)


                                                                                   As of September 30,
                                                            ------------------------------------------------------------------
                                                               2002          2003          2004          2005          2006
                                                            ----------    ----------    ----------    ----------    ----------
Balance Sheet Data:
Total assets.............................................   $  268,994    $  262,010    $  253,978    $  241,744    $  176,021
Total debt <F5>..........................................      440,443       467,688       465,675       460,755       452,846
Stockholder's investment.................................     (247,073)     (275,800)     (281,176)     (287,414)     (327,770)


                                                                              Fiscal Year Ended September 30,
                                                            ------------------------------------------------------------------
                                                               2002          2003          2004          2005          2006
                                                            ----------    ----------    ----------    ----------    ----------
Cash Flow Data <F6>:
Cash flow from operating activities......................   $   28,020    $   23,938    $   30,959    $   27,266    $   41,374
Cash flow from investing activities......................      (46,458)       (7,634)       (5,712)       (4,593)       (6,670)
Cash flow from financing activities......................       16,908       (19,325)      (21,268)      (25,725)      (31,309)

Financial Ratios and Other Data:
Operating income margin..................................         25.9%         29.7%         29.9%         30.5%         38.0%
Capital expenditures.....................................       26,332         7,700         5,816         4,660         8,836

                                                                                                  (Footnotes on following page)




Footnotes
(dollars in thousands)

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

     In addition, as ACC did not acquire all of the assets or assume all of the liabilities of Allnewsco, certain expenses reported in the Fiscal 2002 selected consolidated financial data have not been incurred by ACC subsequent to the acquisition. Specifically, ACC did not acquire or assume amounts due from Allnewsco to Perpetual. The accompanying selected consolidated financial data include $785 of related party interest expense incurred by Allnewsco relating to amounts due from Allnewsco to Perpetual during the year ended September 30, 2002. We have not incurred such related party interest expense subsequent to the acquisition date of September 16, 2002. Accordingly, no such related party interest expense was incurred during the years ended September 30, 2003, 2004, 2005 or 2006.

<F2> Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and
     Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 became effective for the Company's fiscal year ended September 30, 2003. As required, effective October 1, 2002 we changed our method of accounting for intangible assets. As a result, we ceased amortization of our broadcast license intangible assets effective October 1, 2002. In addition, we performed the first of the required impairment tests on our indefinite lived intangible assets. As a result of these tests, we determined that one of our broadcast licenses was impaired. Accordingly, we recorded a non-cash, after-tax impairment charge of $2,973 relating to the carrying value of our broadcast licenses. This charge was recorded as a cumulative effect of a change in accounting principle.



     The following table adjusts reported depreciation and amortization for the year ended September 30, 2002, prior to the adoption of SFAS No. 142, to exclude amortization of our broadcast license intangible assets:

       Depreciation and amortization, as reported...............      $ 13,310

       Less:
       Amortization of broadcast licenses.......................        (4,088)
                                                                      --------
       Depreciation and amortization, adjusted for the
       adoption of SFAS No. 142.................................      $  9,222
                                                                      ========


<F3> On December 20, 2002, we issued $275,000 principal amount of 7 3/4% senior subordinated notes at par. As of January 21, 2003, we had used the net proceeds from the offering, together with approximately $15,500 of borrowings under our senior credit facility, to purchase and redeem all of our outstanding 9 3/4% senior subordinated debentures as well as to pay the fees and expenses associated with the offering of the 7 3/4% notes.

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

<F4> In September 2004, the Securities Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 became effective at the beginning of our year ended September 30, 2006. As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 4."

<F5> Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.

<F6> Cash flows from operating, investing and financing activities were determined in accordance with GAAP. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (dollars in thousands)

General Factors Affecting Our Business

   The Company

      We own ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA. Additionally, we have announced an upcoming launch of a Capitol Hill newspaper and internet site that will serve Congress, congressional staffers and those interested in the actions of our national legislature and the political process.

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

      Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2004 Summer Olympic Games were broadcast by NBC in August 2004 and the 2006 Winter Olympic Games were broadcast by NBC in February 2006 in connection with NBC's United States television rights to the Olympic Games, which extend through 2012.

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

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2004, 2005 and 2006, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive-related advertising. Approximately 28%, 28% and 26% of our total broadcast revenues for the years ended September 30, 2004, 2005 and 2006, respectively, consisted of automotive-related advertising. A significant decrease in such advertising in the future could materially and adversely affect our operating results.

Operating Revenues

      The following table depicts the principal types of operating revenues, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total broadcast revenues, before fees.


                                                          Fiscal Year Ended September 30,
                                        ------------------------------------------------------------------
                                                2004                   2005                   2006
                                        --------------------   --------------------   --------------------
                                         Dollars     Percent    Dollars     Percent    Dollars     Percent
                                        ---------    -------   ---------    -------   ---------    -------

Local and national<F1>................  $ 179,385      86.2%   $ 179,043      87.5%   $ 197,334      86.5%
Political<F2>.........................      5,054       2.4%       4,536       2.2%       8,180       3.6%
Network compensation<F3>..............      5,706       2.8%       2,867       1.4%       2,796       1.2%
Trade and barter<F4>..................      6,709       3.2%       5,884       2.9%       5,628       2.5%
Other revenues<F5>....................     11,253       5.4%      12,263       6.0%      14,167       6.2%
                                        ---------     ------   ---------     ------   ---------     ------

Broadcast revenues....................    208,107     100.0%     204,593     100.0%     228,105     100.0%
                                                      ======                 ======                 ======

Fees<F6>..............................     (4,837)                (4,166)                (4,706)
                                        ---------              ---------              ---------

Operating revenues, net...............  $ 203,270              $ 200,427              $ 223,399
                                        =========              =========              =========

______________
<F1> Represents sale of advertising time to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising time to political advertisers.
<F3> Represents payment by networks for broadcasting or promoting network programming.
<F4> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F5> Represents other revenue, principally from cable and DBS subscriber fees, the sales of University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.
<F6> Represents fees paid to national sales representatives and fees paid for music licenses.

      Local and national advertising constitutes our largest category of operating revenues, representing approximately 85% to 90% of our total broadcast revenues in each of the last three fiscal years. Local and national advertising revenues increased 1.8% and 10.2% in Fiscal 2004 and 2006, respectively, and decreased 0.2% in Fiscal 2005.

Results of Operations--Fiscal 2006 Compared to Fiscal 2005

      Set forth below are selected consolidated financial data for Fiscal 2005 and 2006, respectively, and the percentage change between the years.


                                                       Fiscal Year Ended        Percentage
                                                         September 30,            Change
                                                    -----------------------     ----------
                                                       2005          2006
                                                    ---------     ---------
Operating revenues, net...........................  $ 200,427     $ 223,399        11.5%
Total operating expenses..........................    139,264       138,537        (0.5)%
                                                    ---------     ---------

Operating income..................................     61,163        84,862        38.7%
Nonoperating expenses, net........................     38,100        35,011        (8.1)%
Income tax provision..............................      9,421        18,342        94.7%
                                                    ---------     ---------

Income before cumulative effect of change
  in accounting principle.........................     13,642        31,509       131.0%
Cumulative effect of change in accounting
  principle, net of income tax benefit............        --         48,728        --
                                                    ---------     ---------
Net income (loss).................................  $  13,642     $ (17,219)       --
                                                    =========     =========



   Net Operating Revenues

      Net operating revenues for Fiscal 2006 totaled $223,399, an increase of $22,972, or 11.5%, as compared to Fiscal 2005.

      Local and national advertising revenues increased $18,291, or 10.2%, from Fiscal 2005. The increase in local and national advertising revenues reflected increased local and national advertising revenues in a majority of our markets, with particular growth in demand by local and national advertisers in our Washington, D.C., Birmingham and Charleston markets. This increase in demand was partially attributable to established increases in ratings for certain ABC primetime programming over the past year, the strength of our local news franchises and our continued focus on new local business development. Additionally, the increase reflects increased advertising revenue related to the broadcast of the Super Bowl by the ABC network in February 2006 (broadcast by the FOX network in 2005 and the CBS network in 2004).

      Political advertising revenues increased by $3,644, or 80.3%, in Fiscal 2006 from Fiscal 2005. Political advertising revenues increased in all but one of our markets during the second half of Fiscal 2006 due to advertising leading up to high-profile local elections in November 2006 with no comparable activity during the same period of the prior year with the exception of the November 2005 election for Governor in Virginia. This increase of $4,929 during the second half of Fiscal 2006 as compared to the second half of Fiscal 2005 was partially offset by a decrease in advertising during the first quarter of Fiscal 2006 related to the national presidential election in November 2004, which generated substantial political advertising revenue in the first quarter of Fiscal 2005.

      No individual advertiser accounted for more than 5% of our broadcast revenues during Fiscal 2006 or 2005.

   Total Operating Expenses

      Total operating expenses in Fiscal 2006 were $138,537, a decrease of $727, or 0.5%, compared to total operating expenses of $139,264 in Fiscal 2005. This net decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $789, a decrease in depreciation and amortization of $504 and a decrease in corporate expenses of $1,012.

      Television operating expenses, excluding depreciation and amortization, totaled $124,871 in Fiscal 2006, an increase of $789, or 0.6%, when compared to television operating expenses of $124,082 in Fiscal 2005. This increase was due primarily to increased employee compensation and benefits, mitigated by reduced syndicated programming costs. Employee compensation and benefits increased 6.8% during Fiscal 2006 as compared to the prior fiscal year principally due to increased local sales commissions associated with increased local advertising revenues, an increased number of sales personnel related to our continued focus on new business development and increased news personnel costs in several markets, due in large part to increases in locally produced news and related programming. The decrease in syndicated programming costs resulted from renewals of several of our existing programs under more favorable terms, the conversion of certain time periods from syndicated programming to local news or other locally produced programming as well as non-recurring rights fees incurred during the prior year associated with the airing of certain sporting events.

      Corporate expenses in Fiscal 2006 decreased $1,012, or 16.8%, from Fiscal 2005 due to a variety of decreased expenses including the cessation of management fees to Joe L. Allbritton effective October 1, 2005, decreased corporate aircraft costs as a result of the sale of our aircraft during the first quarter of Fiscal 2006 (see "Nonoperating expenses, net") and elevated costs related to Sarbanes-Oxley internal control compliance incurred during the prior year.

   Operating Income

      Operating income of $84,862 in Fiscal 2006 increased $23,699, or 38.7%, compared to operating income of $61,163 in Fiscal 2005. The operating income margin in Fiscal 2006 increased to 38.0% from 30.5% for the prior fiscal year. The increases in operating income and margin during Fiscal 2006 were primarily the result of increased net operating revenues, as discussed above.

      Our operating income for Fiscal 2006 was a record high.

   Nonoperating Expenses, Net

      Interest Expense. Interest expense decreased by $495, or 1.3%, from $36,729 in Fiscal 2005 to $36,234 in Fiscal 2006. The decrease in interest expense was primarily due to the decrease in the average balance of debt outstanding during Fiscal 2006 as compared to the previous fiscal year. The average balance of debt outstanding, including capital lease obligations, for Fiscal 2005 and 2006 was $466,092 and $460,837, respectively, and the weighted average interest rate on debt during each year was 7.7%.

      Other, Net. Other, net nonoperating income was $850 for Fiscal 2006 as compared to other, net nonoperating expense of $1,704 for the same period in the prior year. The difference of $2,554 primarily resulted from a gain on the sale of our corporate aircraft during the quarter ended December 31, 2005.

   Income Taxes

      The provision for income taxes in Fiscal 2006 totaled $18,342, an increase of $8,921, or 94.7%, when compared to the provision for income taxes of $9,421 in Fiscal 2005. The increase in the provision for income taxes was primarily due to the $26,788, or 116.2%, increase in pre-tax income.

   Cumulative Effect of Change in Accounting Priniciple

      In September 2004, the SEC announced, in conjunction with the issuance of EITF Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 was effective as of the beginning of our fiscal year ended September 30, 2006.

      We used the residual method to value our FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon our implementation of EITF Topic No. D-108 during the first quarter of the fiscal year ended September 30, 2006, we performed an impairment test using a direct value method on our FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires us to value our FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by us included other elements of cash flows which contributed to station value.

      As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005.

   Net Income

      For Fiscal 2006, the Company recorded a net loss of $17,219 as compared to net income of $13,642 for Fiscal 2005. The decrease in net income during Fiscal 2006 was primarily due to the cumulative effect of change in accounting principle, partially offset by increased net operating revenues, as discussed above.


Results of Operations--Fiscal 2005 Compared to Fiscal 2004

      Set forth below are selected consolidated financial data for Fiscal 2004 and 2005, respectively, and the percentage change between the years.


                                                       Fiscal Year Ended        Percentage
                                                         September 30,            Change
                                                    -----------------------     ----------
                                                       2004          2005
                                                    ---------     ---------
Operating revenues, net...........................  $ 203,270     $ 200,427        (1.4)%
Total operating expenses..........................    142,402       139,264        (2.2)%
                                                    ---------     ---------

Operating income..................................     60,868        61,163         0.5%
Nonoperating expenses, net........................     37,955        38,100         0.4%
Income tax provision..............................      9,332         9,421         1.0%
                                                    ---------     ---------

Net income........................................  $  13,581     $  13,642         0.4%
                                                    =========     =========


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

      As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $30,959, $27,266 and $41,374 for Fiscal 2004, 2005 and 2006, respectively. The decrease in cash provided by operating activities from Fiscal 2004 to Fiscal 2005 was the result of various differences in the timing of cash receipts and payments in the ordinary course of operations. The increase in cash provided by operating activities from Fiscal 2005 to Fiscal 2006 was the result of increased income before cumulative effect of change in accounting principle (exclusive of the gain on sale of our corporate aircraft) during Fiscal 2006.

   Distributions to Related Parties

      We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2004, 2005 and 2006, we made cash advances net of repayments to Perpetual of $18,957, $19,880 and $23,137, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

      At present, the primary sources of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2006 and through December 13, 2006, we made additional net distributions to owners of $8,700.

      During Fiscal 2004, 2005 and 2006, we were charged by Perpetual and made payments to Perpetual for federal and state income taxes totaling $4,231, $6,853 and $15,480, respectively.

      Stockholder's deficit amounted to $327,770 at September 30, 2006, an increase of $40,356, or 14.0%, from the September 30, 2005 deficit of $287,414. The increase was due to the cumulative effect of change in accounting principle of $48,728 and a net increase in distributions to owners of $23,137, partially offset by income before cumulative effect of change in accounting principle of $31,509.

      In conjunction with our move to a new headquarters office location during the first quarter of Fiscal 2006, we sold to Perpetual certain furnishings, which were not being moved to our new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

   Indebtedness

      Our total debt, including the current portion of long-term debt, decreased from $460,755 at September 30, 2005 to $452,846 at September 30, 2006. This debt, net of applicable discounts, consists of $452,816 of 7 3/4% senior subordinated notes due December 15, 2012 and $30 of capital lease obligations. The decrease of $7,909 in total debt from September 30, 2005 to September 30, 2006 was primarily due to net repayments under the senior credit facility of $8,000.

      Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates either from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

      Under our existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2006, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

   Other Uses of Cash

      During Fiscal 2004, 2005 and 2006, we made $5,816, $4,660 and $8,836, respectively, of capital expenditures. At this time, we estimate that capital expenditures for Fiscal 2007 will be in the approximate range of $4,000 to $5,000 and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

      We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. During Fiscal 2004, 2005 and 2006, we made cash payments of approximately $21,400, $16,800 and $11,600, respectively, for rights to television programs. The decreases in cash paid for programming during Fiscal 2005 and Fiscal 2006 as compared to the previous fiscal year were the result of renewals of certain syndicated programming contracts under more favorable terms as well as the conversion of certain time periods from syndicated programming to local news or other locally produced programming. We anticipate cash payments for program rights will be in the approximate range of $12,000 to $13,000 per year for Fiscal 2007 through 2011. We currently intend to fund these commitments with cash provided by operations.

      The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2006:


                                                  Fiscal Year Ending September 30,
                                      --------------------------------------------------------
                                        2007        2008        2009        2010        2011     Thereafter      Total
                                      --------    --------    --------    --------    --------   ----------    ---------
Long-term debt....................    $    --     $    --     $    --     $    --     $    --     $ 455,000    $ 455,000
Programming contracts -- currently
   available......................      12,154         414         360         334          17          --        13,279
Programming contracts -- future
   commitments....................       2,484      11,946      11,901      10,657       6,793          --        43,781
Operating leases..................       4,571       4,394       4,280       4,223       4,245       27,899       49,612
Capital leases....................          30         --          --          --          --            --           30
Employment contracts..............       9,153       1,905          54         --          --            --       11,112
Deferred compensation.............         369         369         369         369         369          264        2,109
                                      --------    --------    --------    --------    --------    ---------    ---------

      Total.......................    $ 28,761    $ 19,028    $ 16,964    $ 15,583    $ 11,424    $ 483,163    $ 574,923
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

      ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2006, 57% of the assets of ACC were held by operating subsidiaries and for Fiscal 2006, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

   Intangible Assets

      Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets, net of accumulated amortization, were $122,650 and $42,486 as of September 30, 2005 and 2006, respectively.

      SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and became effective for our fiscal year ended September 30, 2003. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives (11 to 25 years). SFAS No. 142 became effective for our Fiscal 2003.

      In September 2004, the SEC announced, in conjunction with the issuance of EITF Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 became effective at the beginning of our Fiscal 2006.

      Our indefinite lived intangible assets, consisting of broadcast licenses, are subject to periodic impairment tests. Prior to the implementation of EITF Topic No. D-108, we had used the residual method to determine the value of our broadcast licenses for purposes of testing for impairment. Upon implementation of EITF Topic No. D-108 during the first quarter of Fiscal 2006, we use the direct value method. The direct value method, which differs markedly from the residual value method, requires us to value our broadcast licenses using an average market participant concept. This concept assumes that cash flows associated with broadcast licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by us included other elements of cash flows which contributed to station value.

      As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our broadcast licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the first quarter of Fiscal 2006.

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

      Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between us and Perpetual, we are required to pay to Perpetual our federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia, which is included in a combined state income tax return filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined Virginia income tax liability, computed based upon statutory Virginia income tax rates applied to our combined Virginia net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or Virginia income tax returns.

      SFAS No. 109 requires that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to us as if we and our subsidiaries were separate taxpayers. We record deferred tax assets, to the extent it is more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of our assets and liabilities for tax and financial reporting purposes. To the extent a deferred tax asset would be recorded due to the incurrence of net losses for federal or Virginia state income tax purposes, any such benefit recognized is effectively distributed to Perpetual as such benefit will not be recognized in future years pursuant to the tax sharing agreement.

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

New Accounting Standards

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for the our fiscal year ending September 30, 2008. We are currently evaluating the impact, if any, that FIN 48 may have on our financial position or results of operations.


Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.


            ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK
                             (dollars in thousands)

      At September 30, 2006, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At September 30, 2006, the carrying value of such debt was $452,816, the fair value was approximately $458,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.


                  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

      See Index on page F-1.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                        ITEM 9A. CONTROLS AND PROCEDURES

      The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-K is made known to them by others on a timely basis.

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      Executive officers and directors of ACC are as follows:

 Name                           Age                    Title
-----------------------         ---     ---------------------------------------
Barbara B. Allbritton            69     Executive Vice President and Director

Robert L. Allbritton             37     Chairman, Chief Executive Officer and
                                          Director

Frederick J. Ryan, Jr.           51     Vice Chairman, President, Chief
                                          Operating Officer and Director

Jerald N. Fritz                  55     Senior Vice President, Legal and
                                          Strategic Affairs, General Counsel

Stephen P. Gibson                41     Senior Vice President and Chief
                                          Financial Officer

James C. Killen, Jr.             44     Vice President, Sales

_______________

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

      ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC's subsidiaries and The Allbritton Foundation. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. In addition to his positions with ACC, Mr. Allbritton was the Chairman of the Board of Directors and Chief Executive Officer of Riggs National Corporation ("Riggs") from February 2001 until March 2005 and a Director of Riggs from 1994 until 2005. Mr. Allbritton has served on the Board of Directors of the Washington Hospital Center since 2002 and the Lyndon B. Johnson Foundation since 2002. He has also served on the Board of Trustees of The George Washington University since 2002 and Wesleyan University since 2003. He is the son of Joe L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions."

      FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Vice Chairman of the White House Historical Association, Trustee of Ford's Theatre, and Trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University.

      JERALD N. FRITZ has been part of ACC's management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters ("NAB"). Mr. Fritz is a former division chair of the Communications Forum of the American Bar Association and currently serves on the NAB's Copyright Committee and Digital TV Task Force as well as the Co-Chair of the Pre-Broadcast Committee of the Media Law Resource Center.

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

                         ITEM 11. EXECUTIVE COMPENSATION
      The following table sets forth compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers for Fiscal 2006, 2005 and 2004:

                           Summary Compensation Table

                                     Fiscal                              Other Annual        All Other
 Name and Principal Position          Year      Salary       Bonus       Compensation      Compensation
--------------------------------     ------   ---------    ---------     ------------      ------------
Robert L. Allbritton<F1>              2006    $ 350,000    $ 200,000     $     --
    Chairman and                      2005      275,000      125,000        65,100<F2>
    Chief Executive Officer           2004      250,000       75,000        50,300<F2>

Frederick J. Ryan, Jr.<F3>            2006      275,000      200,000           --          $ 7,300<F4>
    President and Chief               2005      230,000      125,000           --            6,400<F4>
    Operating Officer                 2004      217,500      100,000           --            6,000<F4>

James C. Killen, Jr.<F5>              2006      288,750       80,000       107,250<F6>       6,600<F4>
    Vice President, Sales             2005      237,981       75,000           --            6,800<F4>

Stephen P. Gibson<F7>                 2006      250,000      100,000           --            6,900<F4>
    Senior Vice President and         2005      225,000       60,000           --            6,600<F4>
    Chief Financial Officer           2004      206,000       60,000           --            6,100<F4>

Jerald N. Fritz<F8>                   2006      240,000      100,000           --            6,600<F4>
    Senior Vice President, Legal      2005      225,000       65,000           --            6,300<F4>
    and Strategic Affairs             2004      216,500       60,000           --            6,100<F4>

______________
<F1> Robert L. Allbritton was paid management fees by ACC of $200,000 during both Fiscal 2004 and 2005, which are included as compensation above. In addition, Mr. Robert L. Allbritton is paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
<F2> These amounts represent the incremental cost of non-business travel on corporate aircraft. Incremental cost includes specific trip-related costs such as fuel, hourly maintenance contract costs, in-flight food and beverage, airport landing and hangar charges, travel expenses for flight crew and other miscellaneous charges.
<F3> Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to
     ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F4> These amounts reflect annual contributions by ACC to our 401(k) Plan.
<F5> James C. Killen, Jr. was hired on November 22, 2004.
<F6> This amount primarily reflects compensation related to a company provided country club initiation fee totaling $100,000.
<F7> Stephen P. Gibson is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Gibson, $45,320, $54,000 and $60,000 represents the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2004, 2005 and 2006, respectively. In addition, Mr. Gibson is separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F8> Jerald N. Fritz is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Fritz, $10,825, $9,000 and $13,200 represents the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2004, 2005 and 2006, respectively.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                             (dollars in thousands)

Distributions to Related Parties

      ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2006, ACC made cash advances to Perpetual of $36,472 and Perpetual made repayments on these cash advances of $13,335. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $15,480. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $226. See "Income Taxes" below.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2006 and through December 13, 2006, we made additional net distributions to owners of $8,700.

Management Fees

      We paid management fees of $550 to Perpetual for Fiscal 2006, and we expect that management fees to be paid to Perpetual during Fiscal 2007 will approximate the amount paid for Fiscal 2006. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

      We lease certain office space to Irides, LLC ("Irides"). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. Charges for this space totaled $137 for Fiscal 2006, and we expect to receive $141 during Fiscal 2007. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

      In conjunction with our move to a new headquarters office location during the first quarter of Fiscal 2006, we sold to Perpetual certain furnishings, which were not being moved to our new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

Internet Services

      We have entered into various agreements with Irides to provide our stations with web site design, hosting and maintenance services. We incurred fees of $262 to Irides during Fiscal 2006, and we expect to pay fees to Irides during Fiscal 2007 for services performed of approximately $350. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
                             (dollars in thousands)

      PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2006 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2007.

      The fees billed by PricewaterhouseCoopers LLP for 2005 and 2006 were as follows:


                                                         2005     2006
                                                        -----    -----
        Audit fees.................................     $ 255    $ 298
        Audit-related fees.........................        22       28
        Tax fees...................................       --       --
        All other fees.............................         5        5
                                                        -----    -----
         Total.....................................     $ 282    $ 331
                                                        =====    =====


      Fees for audit services included fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q as well as any other documents filed with the SEC. Audit-related fees consisted of fees associated with the audit of our defined contribution savings plan. All other fees consisted of fees associated with the compilation of advertising revenue information for the Washington, D.C. market as well as the license of accounting research software.

      Our Board of Directors pre-approves all audit and permitted non-audit services, including the fees and terms thereof.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----


Report of Independent Registered Public Accounting Firm................     F-2
Consolidated Balance Sheets as of September 30, 2005 and 2006..........     F-3
Consolidated Statements of Operations and Retained Earnings for Each of
   the Years Ended September 30, 2004, 2005 and 2006...................     F-4
Consolidated Statements of Cash Flows for Each of the Years Ended
   September 30, 2004, 2005 and 2006...................................     F-5
Notes to Consolidated Financial Statements.............................     F-6
Financial Statement Schedule for the Years Ended September 30, 2004,
   2005 and 2006
   II--Valuation and Qualifying Accounts and Reserves..................     F-20

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of valuing its FCC licenses during the year ended September 30, 2006.

 /s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
McLean, VA
December 13, 2006

                                     ALLBRITTON COMMUNICATIONS COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands except share information)


                                                                                        September 30,
                                                                                  -----------------------
                                                                                     2005          2006
                                                                                  ---------     ---------
ASSETS
Current assets
      Cash and cash equivalents ................................................  $   4,205     $   7,600
      Accounts receivable, less allowance for doubtful accounts
         of $1,188 and $1,240...................................................     36,964        41,293
      Program rights ...........................................................      9,377        10,113
      Deferred income taxes ....................................................      1,330         1,319
      Other ....................................................................      1,967         1,602
                                                                                  ---------     ---------
            Total current assets ...............................................     53,843        61,927

Property, plant and equipment, net .............................................     45,015        45,145
Intangible assets, net .........................................................    122,650        42,486
Cash surrender value of life insurance .........................................     11,833        12,224
Program rights .................................................................        371         1,469
Deferred income taxes ..........................................................       --           5,925
Deferred financing costs and other .............................................      8,032         6,845
                                                                                  ---------     ---------
                                                                                  $ 241,744     $ 176,021
                                                                                  =========     =========

LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current liabilities
      Current portion of long-term debt ........................................  $     172     $      30
      Accounts payable .........................................................      2,352         3,040
      Accrued interest payable .................................................     10,436        10,383
      Program rights payable ...................................................     12,458        12,154
      Accrued employee benefit expenses ........................................      5,021         5,593
      Other accrued expenses ...................................................      5,641         7,570
                                                                                  ---------     ---------
            Total current liabilities ..........................................     36,080        38,770

Long-term debt .................................................................    460,583       452,816
Deferred income taxes ..........................................................     24,065          --
Program rights payable .........................................................        337         1,125
Accrued employee benefit expenses ..............................................      2,077         1,801
Deferred rent and other ........................................................      6,016         9,279
                                                                                  ---------     ---------
            Total liabilities ..................................................    529,158       503,791
                                                                                  ---------     ---------

Commitments and contingent liabilities (Note 9)
Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized, none issued ......       --            --
      Common stock, $.05 par value, 20,000 shares authorized, issued and
         outstanding ...........................................................          1             1
      Capital in excess of par value ...........................................     49,631        49,631
      Retained earnings ........................................................     22,259         5,040
      Distributions to owners, net (Note 7) ....................................   (359,305)     (382,442)
                                                                                  ---------     ---------
            Total stockholder's investment .....................................   (287,414)     (327,770)
                                                                                  ---------     ---------
                                                                                  $ 241,744     $ 176,021
                                                                                  =========     =========


                    See accompanying notes to consolidated financial statements.

                                  ALLBRITTON COMMUNICATIONS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                       (Dollars in thousands)



                                                                                   Year Ended September 30,
                                                                            -------------------------------------
                                                                               2004          2005          2006
                                                                            ---------     ---------     ---------

Operating revenues, net ................................................    $ 203,270     $ 200,427     $ 223,399
                                                                            ---------     ---------     ---------

Television operating expenses, excluding depreciation and amortization..      127,586       124,082       124,871
Depreciation and amortization ..........................................        9,908         9,170         8,666
Corporate expenses .....................................................        4,908         6,012         5,000
                                                                            ---------     ---------     ---------
                                                                              142,402       139,264       138,537
                                                                            ---------     ---------     ---------
Operating income .......................................................       60,868        61,163        84,862

Nonoperating income (expense)
      Interest income
            Related party ..............................................          162           262           226
            Other ......................................................           24            71           147
      Interest expense .................................................      (36,759)      (36,729)      (36,234)
      Other, net .......................................................       (1,382)       (1,704)          850
                                                                            ---------     ---------     ---------

Income before income taxes and cumulative effect of change in
      accounting principle .............................................       22,913        23,063        49,851
Provision for income taxes .............................................        9,332         9,421        18,342
                                                                            ---------     ---------     ---------

Income before cumulative effect of change in accounting principle ......       13,581        13,642        31,509
Cumulative effect of change in accounting principle, net of
      income tax benefit of $31,272 (Note 4) ...........................         --            --          48,728
                                                                            ---------     ---------     ---------

Net income (loss) ......................................................       13,581        13,642       (17,219)
Retained earnings, beginning of year ...................................       (4,964)        8,617        22,259
                                                                            ---------     ---------     ---------

Retained earnings, end of year .........................................    $   8,617     $  22,259     $   5,040
                                                                            =========     =========     =========


                    See accompanying notes to consolidated financial statements.

                                       ALLBRITTON COMMUNICATIONS COMPANY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)


                                                                                 Year Ended September 30,
                                                                            ----------------------------------
                                                                              2004         2005         2006
                                                                            --------     --------     --------
Cash flows from operating activities:
      Net income (loss) ................................................    $ 13,581     $ 13,642     $(17,219)
                                                                            --------     --------     --------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization ...............................       9,908        9,170        8,666
           Cumulative effect of change in accounting principle .........        --           --         48,728
           Other noncash charges .......................................       1,523        1,746        1,304
           Provision for doubtful accounts .............................         584          599          587
           (Gain) loss on disposal of assets ...........................         (12)         133       (1,962)
           Changes in assets and liabilities:
                 (Increase) decrease in assets:
                     Accounts receivable ...............................       1,898       (1,382)      (4,916)
                     Program rights ....................................       4,720        5,208       (1,834)
                     Other current assets ..............................         298         (125)         365
                     Deferred income taxes .............................         (55)        (433)       1,293
                     Other noncurrent assets ...........................        (843)        (216)        (245)
                 Increase (decrease) in liabilities:
                     Accounts payable ..................................        (582)         378          688
                     Accrued interest payable ..........................        (152)          35          (53)
                     Program rights payable ............................      (5,212)      (5,966)         484
                     Accrued employee benefit expenses .................        (451)       1,000          296
                     Other accrued expenses ............................       1,816       (1,575)       1,929
                     Deferred income taxes .............................       4,714        2,408         --
                     Deferred rent and other liabilities ...............        (776)       2,644        3,263
                                                                            --------     --------     --------
                           Total adjustments ...........................      17,378       13,624       58,593
                                                                            --------     --------     --------
                           Net cash provided by operating activities ...      30,959       27,266       41,374
                                                                            --------     --------     --------

Cash flows from investing activities:
      Capital expenditures .............................................      (5,816)      (4,660)      (8,836)
      Proceeds from disposal of assets .................................         104           67        2,166
                                                                            --------     --------     --------
                           Net cash used in investing activities .......      (5,712)      (4,593)      (6,670)
                                                                            --------     --------     --------

Cash flows from financing activities:
      Principal payments on long-term debt and capital leases ..........        (238)        (162)        (172)
      Repayments under line of credit, net .............................      (2,000)      (5,000)      (8,000)
      Deferred financing costs .........................................         (73)        (683)        --
      Distributions to owners and dividends, net of certain charges ....     (31,322)     (35,505)     (36,472)
      Repayments of distributions to owners ............................      12,365       15,625       13,335
                                                                            --------     --------     --------
                           Net cash used in financing activities .......     (21,268)     (25,725)     (31,309)
                                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents ...................       3,979       (3,052)       3,395
Cash and cash equivalents, beginning of year ...........................       3,278        7,257        4,205
                                                                            --------     --------     --------

Cash and cash equivalents, end of year .................................    $  7,257     $  4,205     $  7,600
                                                                            ========     ========     ========


Supplemental disclosure of cash flow information:
           Cash paid for interest ......................................    $ 36,570     $ 36,328     $ 35,920
                                                                            ========     ========     ========
           Cash paid for state income taxes ............................    $   --       $   --       $    207
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)

NOTE 1--THE COMPANY

      Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns ABC network-affiliated television stations serving seven geographic markets:


          Station               Market
          ---------------       -----------------------------------------------
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Revenue recognition--Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $6,169, $5,450 and $5,133 for the years ended September 30, 2004, 2005 and 2006, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems and direct broadcast satellite service providers.

      Cash and cash equivalents--The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Program rights--The Company has entered into contracts for the rights to television programming. Payments related to such contracts are generally made in installments over the contract period. Program rights which are currently available and the liability for future payments under such contracts are reflected in the consolidated balance sheets. The vast majority of the Company's program rights represent one-year contracts for first-run syndicated programming. As each broadcast over the term of the contract generally provides the same advertising value, such program rights are amortized on a straight-line basis over the term. A limited number of multi-year program contracts representing off-network syndicated programming are amortized on an accelerated basis due to the generally higher advertising value of the early broadcasts. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. The program rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value based on management's expectation of the net future cash flows to be generated by the programming.

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

The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:

Buildings.............................................    15-40 years
Leasehold improvements................................     5-16 years
Furniture, machinery and equipment and equipment
   under capital leases...............................     3-20 years

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Intangible assets--Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives (11 to 25 years). SFAS No. 142 became effective for the Company's fiscal year ended September 30, 2003.

      In September 2004, the Securities Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 became effective at the beginning of the Company's year ended September 30, 2006 (See Note 4).

      The Company's indefinite lived intangible assets, consisting of broadcast licenses, are subject to periodic impairment tests. Prior to the implementation of EITF Topic No. D-108, the Company had used the residual method to determine the value of its broadcast licenses for purposes of testing for impairment. Upon implementation of EITF Topic No. D-108 during the quarter ended December 31, 2005, the Company uses the direct value method. The direct value method, which differs markedly from the residual value method, requires the broadcast licenses to be valued using an average market participant concept. This concept assumes that cash flows associated with broadcast licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual method formerly used included other elements of cash flows which contributed to station value.

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

      Concentration of credit risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2006 had an overnight repurchase agreement for $6,313. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable.

      Earnings per share--Earnings per share data are not presented since the Company has only one shareholder.

      New Accounting Standards-- In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for the Company's fiscal year ending September 30, 2008. The Company is currently evaluating the impact, if any, that FIN 48 may have on its financial position or results of operations.


NOTE 3--PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:


                                                         September 30,
                                                    -----------------------
                                                       2005          2006
                                                    ---------     ---------

         Buildings and leasehold improvements...    $  31,195     $  32,403
         Furniture, machinery and equipment ....      136,966       137,005
         Equipment under capital leases ........          773           773
                                                    ---------     ---------
                                                      168,934       170,181
         Less accumulated depreciation .........     (127,341)     (131,110)
                                                    ---------     ---------
                                                       41,593        39,071
         Land ..................................        2,902         2,902
         Construction-in-progress ..............          520         3,172
                                                    ---------     ---------
                                                    $  45,015     $  45,145
                                                    =========     =========


      Depreciation and amortization expense was $9,741, $9,005 and $8,502 for the years ended September 30, 2004, 2005 and 2006, respectively, which includes amortization of equipment under capital leases.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 4--INTANGIBLE ASSETS

      In September 2004, the SEC announced, in conjunction with the issuance of EITF Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 became effective at the beginning of the Company's year ended September 30, 2006.

      The Company had used the residual method to value its FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon its implementation of EITF Topic No. D-108 during the first quarter of the year ended September 30, 2006, the Company performed an impairment test using a direct value method on its FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires the Company to value its FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value.

      As a result of the implementation of EITF Topic No. D-108, the Company recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of its FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005.

      The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2005 and 2006 was $122,290 and $42,290, respectively.

      The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:


                                                September 30,
                                             -------------------
                                               2005        2006
                                             -------     -------

         Gross carrying amount ..........    $ 6,174     $ 6,174
         Less accumulated amortization...     (5,814)     (5,978)
                                             -------     -------
         Net carrying amount ............    $   360     $   196
                                             =======     =======

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Amortization expense was $167, $165 and $164 for the years ended September 30, 2004, 2005 and 2006, respectively. Amortization expense is expected to be $159 for the year ending September 30, 2007 and $37 for the year ending September 30, 2008.


NOTE 5--LONG-TERM DEBT

      Outstanding debt consists of the following:

                                                                                             September 30,
                                                                                        -----------------------
                                                                                           2005          2006
                                                                                        ---------     ---------
Senior Subordinated Notes, due December 15, 2012 with interest payable
   semi-annually at 7 3/4% .........................................................    $ 455,000     $ 455,000
Credit Agreement, maximum amount of $70,000, expiring August 23, 2011, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates either from prime or from LIBOR plus 0.75% depending
   on certain financial operating tests ............................................        8,000          --
Master Equipment Lease Agreement, expired June 30, 2002 for new acquisitions, secured by the assets acquired, interest payable monthly at variable rates as determined on the acquisition date for each asset purchased (6.45% at September
   30, 2006) (See Note 9) ..........................................................          202            30
                                                                                        ---------     ---------
                                                                                          463,202       455,030
Less unamortized discount ..........................................................       (2,447)       (2,184)
                                                                                        ---------     ---------
                                                                                          460,755       452,846
Less current maturities ............................................................         (172)          (30)
                                                                                        ---------     ---------
                                                                                        $ 460,583     $ 452,816
                                                                                        =========     =========


      Unamortized deferred financing costs of $7,396 and $6,355 at September 30, 2005 and 2006, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2004, 2005 and 2006 was $1,298, $1,504 and $1,041 respectively, which is included in other nonoperating expenses.

      Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


covenants as measured at the end of each quarter. As of September 30, 2006, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the Credit Agreement.

      The Company estimates the fair value of its Senior Subordinated Notes to be approximately $453,000 and $458,000 at September 30, 2005 and 2006, respectively. The carrying value of the Company's Credit Agreement approximates fair value as borrowings bear interest at market rates.


NOTE 6--INCOME TAXES

      The provision for income taxes consists of the following:


                                       Years Ended September 30,
                                   ---------------------------------
                                     2004        2005         2006
                                   --------    --------     --------
            Current
                  Federal......    $  4,231    $  6,853     $ 15,480
                  State........         442         593        1,569
                                   --------    --------     --------
                                      4,673       7,446       17,049
                                   --------    --------     --------
            Deferred
                  Federal......       3,533       2,086        1,856
                  State........       1,126        (111)        (563)
                                   --------    --------     --------
                                      4,659       1,975        1,293
                                   --------    --------     --------

                                   $  9,332    $  9,421     $ 18,342
                                   ========    ========     ========



      The implementation of EITF Topic No. D-108 on October 1, 2005 resulted in the Company recording an $80,000 pre-tax impairment charge during the year ended September 30, 2006 (see Note 4). The charge was recorded as a cumulative effect of change in accounting principle, net of income tax benefit of $31,272, in the accompanying statement of operations and retained earnings. The $31,272 benefit for income taxes represented a deferred tax benefit.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of deferred income tax assets (liabilities) are as follows:


                                                             September 30,
                                                         ---------------------
                                                           2005         2006
                                                         --------     --------
Deferred income tax assets:
      State and local operating loss carryforwards...    $  5,369     $  4,626
      Amortization ..................................        --          5,346
      Accrued employee benefits .....................       1,368        1,237
      Deferred rent .................................       1,631        2,060
      Allowance for accounts receivable .............         471          490
      Other .........................................       1,115        1,446
                                                         --------     --------
                                                            9,954       15,205
      Less valuation allowance ......................      (4,439)      (4,429)
                                                         --------     --------
                                                            5,515       10,776
                                                         --------     --------
Deferred income tax liabilities:
      Amortization ..................................     (23,873)        --
      Depreciation ..................................      (4,377)      (3,532)
                                                         --------     --------
Net deferred income tax (liabilities) assets ........    $(22,735)    $  7,244
                                                         ========     ========



      The Company has approximately $96,200 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2007 through 2026. The change in the valuation allowance for deferred tax assets of $1,623, $193 and ($10) during the years ended September 30, 2004, 2005 and 2006, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before cumulative effect of change in accounting principle:


                                                                      Years ended September 30,
                                                                     --------------------------
                                                                      2004       2005     2006
                                                                     ------     ------   ------

Statutory federal income tax rate ...............................      34.0%      35.0%    35.0%
State income taxes, net of federal income tax benefit ...........      (0.9)       1.8      1.9
Permanent items, principally insurance premiums and
   meals and entertainment ......................................       0.5        0.7     (0.1)
Change in valuation allowance ...................................       7.1        1.1      0.0
Effect of change in statutory federal income tax rate on
   deferred taxes................................................       0.0        2.1      0.0
Other, net ......................................................       0.0        0.1      0.0
                                                                     ------     ------   ------
Effective income tax rate .......................................      40.7%      40.8%    36.8%
                                                                     ======     ======   ======


NOTE 7--TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $322,616, $342,555, and $366,622 during Fiscal 2004, 2005 and 2006, respectively.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of distributions to owners and the related activity during Fiscal 2004, 2005 and 2006 consist of the following:

                                                                             Federal and
                                                        Distributions      Virginia State          Net
                                                        to Owners and        Income Tax       Distributions
                                                          Dividends          Receivable         to Owners
                                                        -------------      --------------     -------------

     Balance as of September 30, 2003...............      $ 320,468          $    --           $ 320,468

     Cash advances and dividends to Perpetual.......         31,322                               31,322
     Repayment of cash advances from Perpetual......        (12,365)                             (12,365)
     Benefit for federal and state income taxes.....                           (4,231)            (4,231)
     Distribution of tax benefit....................                            4,231              4,231
                                                          ---------          --------          ---------

     Balance as of September 30, 2004...............        339,425               --             339,425

     Cash advances to Perpetual.....................         35,505                               35,505
     Repayment of cash advances from Perpetual......        (15,625)                             (15,625)
     Charge for federal and state income taxes......                           (6,853)            (6,853)
     Payment of income taxes........................                            6,853              6,853
                                                          ---------          --------          ---------

     Balance as of September 30, 2005...............        359,305               --             359,305

     Cash advances to Perpetual.....................         36,472                               36,472
     Repayment of cash advances from Perpetual......        (13,335)                             (13,335)
     Charge for federal and state income taxes......                          (15,480)           (15,480)
     Payment of income taxes........................                           15,480             15,480
                                                          ---------          --------          ---------

     Balance as of September 30, 2006...............      $ 382,442          $    --           $ 382,442
                                                          =========          ========          =========



      Subsequent to September 30, 2006 and through December 13, 2006 the Company made additional net distributions to owners of $8,700.


 Other Transactions with Related Parties

      During the years ended September 30, 2004, 2005 and 2006, the Company earned interest income from Perpetual of $162, $262 and $226 respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

      Management fees of $500, $500 and $550 were paid to Perpetual by the Company for each of the years ended September 30, 2004, 2005 and 2006, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 and to Mr. Robert L. Allbritton

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


in the amount of $200 for each of the years ended September 30, 2004 and 2005. Management fees are included in corporate expenses in the consolidated statements of operations. No management fees were paid to Mr. Joe L. Allbritton or Mr. Robert L. Allbritton for the year ended September 30, 2006. Effective for the year ended September 30, 2006, Mr. Joe L. Allbritton is no longer an executive officer of the Company, and Mr. Robert L. Allbritton receives cash compensation for all services to the Company from Perpetual, which is allocated to the Company through the Perpetual management fee.

      The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $180, $180 and $262 to Irides during the years ended September 30, 2004, 2005 and 2006, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Effective October 1, 2002, Irides leased certain office space from the Company. Charges for this space totaled $129, $133 and $137 for the years ended September 30, 2004, 2005 and 2006, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.

      In conjunction with its move to a new headquarters office location during the year ended September 30, 2006, the Company sold to Perpetual certain furnishings, which were not being moved to the new office location. Such furnishings were sold at their independently appraised value of $123, which approximated book value.

      The Company has historically maintained banking relationships with and leased certain office space from Riggs Bank. Riggs Bank was a wholly-owned subsidiary of Riggs National Corporation ("Riggs"), of which Mr. Joe L. Allbritton was a significant stockholder. Effective May 13, 2005, The PNC Financial Services Group, Inc. acquired the stock of Riggs, and Mr. Joe L. Allbritton is not a significant stockholder of the acquiring company. The Company incurred $369 in rental expense related to office space leased from Riggs Bank for the year ended September 30, 2004. During the period from October 1, 2004 through May 13, 2005, the Company paid $260 to Riggs Bank related to the rental of office space.


NOTE 8--RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $980, $933 and $1,065 for the years ended September 30, 2004, 2005 and 2006, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $553, $564 and $611 for the years ended September 30, 2004, 2005 and 2006, respectively.


NOTE 9--COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating and capital leases expiring in various years through 2021. Certain leases contain provisions for renewal and extension.

      Future minimum lease payments under operating and capital leases which have remaining noncancellable lease terms in excess of one year as of September 30, 2006 are as follows:


                                                          Operating     Capital
                                                           Leases        Leases
                                                          ---------     -------
Year ending September 30,
      2007.............................................   $  4,571       $   30
      2008.............................................      4,394          --
      2009.............................................      4,280          --
      2010.............................................      4,223          --
      2011.............................................      4,245          --
      2012 and thereafter..............................     27,899          --
                                                          --------       ------
                                                          $ 49,612           30
                                                          ========
Less amounts representing imputed interest.............                     --
                                                                         ------
                                                                             30
Less current portion...................................                     (30)
                                                                         ------
Long-term portion of capital lease obligations.........                  $  --
                                                                         ======


      Rental expense under operating leases aggregated approximately $4,000, $4,100 and $4,200 for the years ended September 30, 2004, 2005 and 2006, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2006. Under these agreements, the Company must make specific minimum payments approximating the following:


Year ending September 30,
      2007.............................................   $  2,484
      2008.............................................     11,946
      2009.............................................     11,901
      2010.............................................     10,657
      2011.............................................      6,793
                                                          --------
                                                          $ 43,781
                                                          ========


      The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2006 approximate the following:


Year ending September 30,
      2007.............................................   $  9,153
      2008.............................................      1,905
      2009.............................................         54
                                                          --------
                                                          $ 11,112
                                                          ========


      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating $2,109 during the years 2007 through 2013. At September 30, 2005 and 2006, the Company has recorded a deferred compensation liability of approximately $1,702 and $1,732 respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

      The Company currently and from time to time is involved in litigation incidental to the conduct of its business, including suits based on defamation and employment activity. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                                                                     SCHEDULE II

                                         ALLBRITTON COMMUNICATIONS COMPANY

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                              (Dollars in thousands)


                                      Balance at      Charged          Charged to
                                     beginning of     to costs           other                         Balance at end
Classification                           year       and expenses        accounts      Deductions          of year
-----------------------------------  ------------   ------------       ----------     ----------       --------------

Year ended September 30, 2004:
    Allowance for doubtful
       accounts....................    $ 1,194         $   584             --          $   (547) <F2>      $ 1,231
                                       =======         =======           ======        ========            =======
    Valuation allowance for
       deferred income tax assets..    $ 2,623         $ 1,623 <F1>        --          $    --             $ 4,246
                                       =======         =======           ======        ========            =======

Year ended September 30, 2005:
    Allowance for doubtful
       accounts....................    $ 1,231         $   599             --          $   (642) <F2>      $ 1,188
                                       =======         =======           ======        ========            =======
    Valuation allowance for
       deferred income tax assets..    $ 4,246         $   650 <F1>        --          $   (457) <F3>      $ 4,439
                                       =======         =======           ======        ========            =======

Year ended September 30, 2006:
    Allowance for doubtful
       accounts....................    $ 1,188         $   587             --          $   (535) <F2>      $ 1,240
                                       =======         =======           ======        ========            =======
    Valuation allowance for
       deferred income tax assets..    $ 4,439         $ 1,860 <F1>        --          $ (1,870) <F3>      $ 4,429
                                       =======         =======           ======        ========            =======

______________
<F1>  Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2>  Write-off of uncollectible accounts, net of recoveries and collection fees.
<F3>  Represents reduction of valuation allowance relating to certain net operating loss carryforwards.

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

                                                  Date: December 15, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ BARBARA B. ALLBRITTON     Executive Vice President       December 15, 2006
----------------------------       and Director
    Barbara B. Allbritton

  /s/ ROBERT L. ALLBRITTON      Chairman, Chief Executive      December 15, 2006
----------------------------       Officer and Director
    Robert L. Allbritton           (principal executive
                                   officer)

 /s/ FREDERICK J. RYAN, JR.     Vice Chairman, President,      December 15, 2006
----------------------------       Chief Operating Officer
   Frederick J. Ryan, Jr.          and Director

    /s/ STEPHEN P. GIBSON       Senior Vice President and      December 15, 2006
----------------------------       Chief Financial Officer
      Stephen P. Gibson            (principal financial
                                   officer)


   /s/ ELIZABETH A. HALEY       Vice President and Controller  December 15, 2006
----------------------------       (principal accounting
     Elizabeth A. Haley            officer)

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