Form 10-Q
period 2006-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2007-02-12
CIK 889156

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

                For the quarterly period ended December 31, 2006

                                       or

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

                                 Yes |_| No |X|
                                 --------------

     Number of shares of Common Stock outstanding as of February 12, 2007:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006


                                TABLE OF CONTENTS


                                                                           PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three Months Ended December 31, 2005 and 2006.......        1

          Consolidated Balance Sheets as of September 30, 2006 and
          December 31, 2006...........................................        2

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 2005 and 2006............................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       13

Item 4.   Controls and Procedures.....................................       13



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       14

Item 4.   Submission of Matters to a Vote of Security Holders.........       14

Item 6.   Exhibits....................................................       14

Signatures............................................................       15

Exhibit Index.........................................................       16

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                   ALLBRITTON COMMUNICATIONS COMPANY
   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        (Dollars in thousands)
                              (unaudited)

                                                                       Three Months Ended
                                                                          December 31,
                                                                       ------------------
                                                                        2005        2006
                                                                        ----        ----

Operating revenues, net ..........................................   $ 59,081    $ 65,384
                                                                     --------    --------

Television operating expenses, excluding
     depreciation and amortization ...............................     31,780      34,537
Depreciation and amortization ....................................      2,093       1,979
Corporate expenses ...............................................      1,075       1,418
                                                                     --------    --------
                                                                       34,948      37,934
                                                                     --------    --------

Operating income .................................................     24,133      27,450
                                                                     --------    --------

Nonoperating income (expense)
     Interest income
         Related party ...........................................        113         150
         Other ...................................................         29          81
     Interest expense ............................................     (9,064)     (9,011)
     Other, net ..................................................      1,696        (128)
                                                                     --------    --------

                                                                       (7,226)     (8,908)
                                                                     --------    --------

Income before income taxes and cumulative effect of change in
     accounting principle ........................................     16,907      18,542

Provision for income taxes .......................................      6,495       7,133
                                                                     --------    --------

Income before cumulative effect of change in accounting
     principle ...................................................     10,412      11,409

Cumulative effect of change in accounting principle, net of income
     tax benefit of $31,272 (Note 2) .............................     48,728        --
                                                                     --------    --------

Net (loss) income ................................................    (38,316)     11,409

Retained earnings, beginning of period ...........................     22,259       5,040
                                                                     --------    --------

Retained earnings, end of period .................................   $(16,057)   $ 16,449
                                                                     ========    ========

      See accompanying notes to interim consolidated financial statements.

                   ALLBRITTON COMMUNICATIONS COMPANY
   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                                                              December 31,
                                                               September 30,     2006
                                                                   2006       (unaudited)
                                                               -------------  ------------
Assets

Current assets
      Cash and cash equivalents .............................   $   7,600      $   3,066
      Accounts receivable, net ..............................      41,293         48,571
      Program rights ........................................      10,113          7,485
      Deferred income taxes .................................       1,319          1,319
      Other .................................................       1,602          2,059
                                                                ---------      ---------
         Total current assets ...............................      61,927         62,500

Property, plant and equipment, net ..........................      45,145         44,171
Intangible assets, net ......................................      42,486         42,445
Cash surrender value of life insurance ......................      12,224         12,316
Program rights ..............................................       1,469          1,314
Deferred income taxes .......................................       5,925          4,596
Deferred financing costs and other ..........................       6,845          6,551
                                                                ---------      ---------

                                                                $ 176,021      $ 173,893
                                                                =========      =========
Liabilities and Stockholder's Investment

Current liabilities
      Current portion of long-term debt .....................   $      30      $    --
      Accounts payable ......................................       3,040          3,345
      Accrued interest payable ..............................      10,383          1,664
      Program rights payable ................................      12,154          9,512
      Accrued employee benefit expenses .....................       5,593          4,255
      Other accrued expenses ................................       7,570          8,310
                                                                ---------      ---------
         Total current liabilities ..........................      38,770         27,086

Long-term debt ..............................................     452,816        466,385
Program rights payable ......................................       1,125            996
Accrued employee benefit expenses ...........................       1,801          1,840
Deferred rent and other .....................................       9,279          9,466
                                                                ---------      ---------
      Total liabilities .....................................     503,791        505,773
                                                                ---------      ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued ........................................        --             --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................           1              1
      Capital in excess of par value ........................      49,631         49,631
      Retained earnings .....................................       5,040         16,449
      Distributions to owners, net (Note 3) .................    (382,442)      (397,961)
                                                                ---------      ---------
         Total stockholder's investment .....................    (327,770)      (331,880)
                                                                ---------      ---------

                                                                $ 176,021      $ 173,893
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

                   ALLBRITTON COMMUNICATIONS COMPANY
   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                              (unaudited)

                                                                           Three Months Ended
                                                                               December 31,
                                                                           -------------------
                                                                           2005           2006
                                                                           ----           ----
Cash flows from operating activities:
      Net (loss) income .............................................   $(38,316)      $ 11,409
                                                                        --------       --------
      Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
         Depreciation and amortization ..............................      2,093          1,979
         Cumulative effect of change in accounting principle ........     48,728           --
         Other noncash charges ......................................        323            329
         Provision for doubtful accounts ............................        140            193
         Gain on disposal of assets .................................     (1,975)          (150)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable ..................................     (9,040)        (7,471)
               Program rights .......................................      2,508          2,783
               Other current assets .................................         61           (457)
               Deferred income taxes ................................        857          1,329
               Other noncurrent assets ..............................        (86)           (58)
             Increase (decrease) in liabilities:
               Accounts payable .....................................      1,201            305
               Accrued interest payable .............................     (8,735)        (8,719)
               Program rights payable ...............................     (3,038)        (2,771)
               Accrued employee benefit expenses ....................       (383)        (1,299)
               Other accrued expenses ...............................      1,562            740
               Deferred rent and other liabilities ..................        483            187
                                                                        --------       --------
                                                                          34,699        (13,080)
                                                                        --------       --------
               Net cash used in operating activities ................     (3,617)        (1,671)
                                                                        --------       --------

Cash flows from investing activities:
      Capital expenditures ..........................................     (1,399)          (965)
      Proceeds from disposal of assets ..............................      2,140            151
                                                                        --------       --------
               Net cash provided by (used in) investing activities...        741           (814)
                                                                        --------       --------

Cash flows from financing activities:
      Principal payments on capital lease obligations ...............        (41)           (30)
      Draws under line of credit, net ...............................      8,500         13,500
      Distributions to owners, net of certain charges ...............    (11,483)       (15,919)
      Repayments of distributions to owners .........................      5,521            400
                                                                        --------       --------
               Net cash provided by (used in) financing activities...      2,497         (2,049)
                                                                        --------       --------
Net decrease in cash and cash equivalents ...........................       (379)        (4,534)
Cash and cash equivalents, beginning of period ......................      4,205          7,600
                                                                        --------       --------
Cash and cash equivalents, end of period ............................   $  3,826       $  3,066
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

                   ALLBRITTON COMMUNICATIONS COMPANY
   (an indirectly wholly-owned subsidiary of Perpetual Corporation)

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands except share information)
                              (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2007. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2006, which are contained in the Company's Form 10-K.


NOTE 2 - In September 2004, the Securities and Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of change in accounting principle. Application of EITF Topic No. D-108 was effective as of the beginning of the Company's fiscal year ended September 30, 2006.

The Company had used the residual method to value its FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon its implementation of EITF Topic No. D-108 during the first quarter of the fiscal year ended September 30, 2006, the Company performed an impairment test using a direct value method on its FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires the Company to value its FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value.

As a result of the implementation of EITF Topic No. D-108, the Company recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of its FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of change in accounting principle during the quarter ended December 31, 2005.

The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2006 and December 31, 2006 was $42,290.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:


                                              September 30,    December 31,
                                                  2006             2006
                                              -------------    ------------

     Gross carrying amount.................     $ 6,174          $ 6,174
     Less accumulated amortization.........      (5,978)          (6,019)
                                                 ------           ------

     Net carrying amount...................     $   196          $   155
                                                 ======           ======

Amortization expense was $41 for each of the three-month periods ended December 31, 2005 and 2006.


NOTE 3 - For the three months ended December 31, 2005 and 2006, distributions to owners and related activity consisted of the following:

                                                                       Federal and
                                                     Distributions    Virginia state         Net
                                                       to Owners        Income Tax      Distributions
                                                     and Dividends      Receivable        to Owners
                                                     -------------    --------------    -------------

Balance as of September 30, 2005..................     $ 359,305          $  --           $ 359,305

Cash advances to Perpetual........................        10,512                             10,512
Repayment of cash advances to Perpetual...........        (5,521)                            (5,521)
Charge for federal and state income taxes.........                         (5,138)           (5,138)
Payment of income taxes...........................                          6,109             6,109
                                                        --------           ------          --------

Balance as of December 31, 2005...................     $ 364,296          $   971         $ 365,267
                                                        ========           ======          ========


Balance as of September 30, 2006..................     $ 382,442          $  --           $ 382,442

Cash advances to Perpetual........................        13,110                             13,110
Repayment of cash advances to Perpetual...........          (400)                              (400)
Charge for federal and state income taxes.........                         (5,241)           (5,241)
Payment of income taxes...........................                          8,050             8,050
                                                        --------           ------          --------

Balance as of December 31, 2006...................     $ 395,152          $ 2,809         $ 397,961
                                                        ========           ======          ========


The average amount of non-interest bearing advances outstanding was $352,897 and $382,030 during the three months ended December 31, 2005 and 2006, respectively.

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

We own ABC network-affiliated television stations serving seven geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 we launched The Politico, a specialized newspaper and Internet site that will serve Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. The operations of NewsChannel 8 and The Politico are integrated with WJLA.

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


Results of Operations
Set forth below are selected consolidated financial data for the three months ended December 31, 2005 and 2006 and the percentage change between the periods:

                                                              Three Months Ended
                                                                  December 31,
                                                              -------------------        Percent
                                                              2005           2006         Change
                                                              ----           ----        -------

Operating revenues, net .............................      $ 59,081       $ 65,384         10.7%
Total operating expenses.............................        34,948         37,934          8.5%
                                                            -------        -------
Operating income.....................................        24,133         27,450         13.7%
Nonoperating expenses, net...........................         7,226          8,908         23.3%
Income tax provision.................................         6,495          7,133          9.8%
                                                            -------        -------
Income before cumulative effect of change in
   accounting principle..............................        10,412         11,409          9.6%
                                                            -------        -------
Cumulative effect of change in accounting principle,
   net of income tax benefit.........................        48,728           --            --
                                                            -------        -------
Net (loss) income....................................      $(38,316)      $ 11,409          --
                                                            =======        =======

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2005 and 2006, and the percentage contribution of each to our total broadcast revenues, before fees:

                                                               Three Months Ended December 31,
                                                         ------------------------------------------
                                                                2005                    2006
                                                         ------------------      ------------------
                                                         Dollars    Percent      Dollars    Percent
                                                         -------    -------      -------    -------

Local and national<F1>...............................    $52,592      87.2       $50,121      75.1
Political<F2>........................................      1,625       2.7         9,439      14.1
Network compensation<F3>.............................        674       1.1         1,117       1.7
Trade and barter<F4>.................................      1,411       2.4         1,529       2.3
Other revenue<F5>....................................      3,989       6.6         4,553       6.8
                                                          ------     -----        ------     -----
Broadcast revenues...................................     60,291     100.0        66,759     100.0
                                                                     =====                   =====

Fees<F6>.............................................     (1,210)                 (1,375)
                                                          ------                  ------

Operating revenues, net .............................    $59,081                 $65,384
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


Net operating revenues for the three months ended December 31, 2006 totaled $65,384, an increase of $6,303, or 10.7%, when compared to net operating revenues of $59,081 for the three months ended December 31, 2005.

Local and national advertising revenues decreased $2,471, or 4.7%, during the three months ended December 31, 2006 versus the comparable period in the prior year. The decrease for the three months ended December 31, 2006 primarily reflected the displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections.

Political advertising revenues increased by $7,814, or 480.9%, to $9,439 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. Political advertising revenue increased in all of our markets due to various high-profile local political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007. This increase was partially offset by advertising during the first quarter of Fiscal 2006 related to the November 2005 Virginia Governor's election.

Network compensation revenue increased $443, or 65.7%, during the three months ended December 31, 2006 as compared to the same period in the prior year. This decrease was due primarily to the July 31, 2006 expiration of certain provisions of ABC's National Football League ("NFL") programming rights arrangement with its affiliates, which principally involved the exchange of additional primetime inventory for reduced network compensation, in conjunction with ABC's non-renewal of NFL programming rights beyond the 2005 NFL season.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three months ended December 31, 2005 or 2006.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 2006 totaled $37,934, an increase of $2,986, or 8.5%, compared to total operating expenses of $34,948 for the three-month period ended December 31, 2005. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $2,757, a decrease in depreciation and amortization of $114 and an increase in corporate expenses of $343.

Television operating expenses, excluding depreciation and amortization, increased $2,757, or 8.7%, for the three months ended December 31, 2006 as compared to the comparable period in Fiscal 2006. This increase was due primarily to an overall increase in our employee compensation and benefits of 9.3%, as well as increased programming expenses of 12.1% resulting primarily from renewals of several existing programs as well as the replacement of certain programming with new programming at higher rates. The overall increase in employee compensation and benefits resulted principally from the hiring of additional personnel leading up to the January 2007 launch of The Politico.

Corporate expenses increased $343, or 31.9% during the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 due to a variety of increased expenses primarily including executive compensation and fees associated with our review of various strategic opportunities.

Operating Income
For the three months ended December 31, 2006, operating income of $27,450 increased $3,317, or 13.7%, when compared to operating income of $24,133 for the three months ended December 31, 2005. For the three months ended December 31, 2006, the operating margin increased to 42.0% from 40.8% for the comparable period in Fiscal 2006. The increases in operating income and margin during the three months ended December 31, 2006 were primarily the result of net operating revenues increasing at a greater rate than total operating expenses as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,011 for the three months ended December 31, 2006 decreased $53, or 0.6%, as compared to $9,064 for the three-month period ended December 31, 2005. The average balance of debt outstanding, including capital lease obligations, for the three months ended December 31, 2005 and 2006 was $460,937 and $458,000, respectively, and the weighted average interest rate on debt was 7.7% for each of the three month periods ended December 31, 2005 and 2006.

Other, Net. Other, net nonoperating expense was $128 for the quarter ended December 31, 2006, as compared to other, net nonoperating income of $1,696 for the same period in the prior year. The difference of $1,824 primarily resulted from a gain on the sale of our corporate aircraft during the quarter ended December 31, 2005.

Income Taxes
The provision for income taxes for the three months ended December 31, 2006 totaled $7,133, an increase of $638, or 9.8%, as compared to the provision for income taxes of $6,495 for the three months ended December 31, 2005. The increase in the provision for income taxes during the three months ended December 31, 2006 was primarily due to the $1,635, or 9.7%, increase in income before income taxes and cumulative effect of change in accounting principle.

Cumulative Effect of Change in Accounting Principle
In September 2004, the Securities and Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of change in accounting principle. Application of EITF Topic No. D-108 was effective as of the beginning of our fiscal year ended September 30, 2006.

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

As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of change in accounting principle during the quarter ended December 31, 2005.

Net Income
For the three months ended December 31, 2006, the Company recorded net income of $11,409 as compared to a net loss of $38,316 for the three months ended December 31, 2005. The increase in net income during the three months ended December 31, 2006 was primarily due to the cumulative effect of change in accounting principle recorded during the three months ended December 31, 2005.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2006 to December 31, 2006 consisted primarily of an increase in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle as well as an overall increase in net operating revenues. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on December 15, 2006.

Liquidity and Capital Resources
As of December 31, 2006, our cash and cash equivalents aggregated $3,066, and we had an excess of current assets over current liabilities of $35,414.

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

As reported in the consolidated statements of cash flows, our net cash used in operating activities was $3,617 and $1,671 for the three months ended December 31, 2005 and 2006, respectively. The $1,946 increase in cash flows from operating activities was primarily the result of increased income before cumulative effect of change in accounting principle (exclusive of the prior year gain on sale of our corporate aircraft) during the quarter ended December 31, 2006 as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the three months ended December 31, 2005 and 2006, we made cash advances, net of repayments, to Perpetual of $4,991 and $12,710, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the three months ended December 31, 2005 and 2006, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $6,109 and $8,050, respectively. We were charged by Perpetual for federal and state income taxes totaling $5,138 and $5,241 during the three months ended December 31, 2005 and 2006, respectively.

Stockholder's deficit amounted to $331,880 at December 31, 2006, an increase of $4,110, or 1.3%, from the September 30, 2006 deficit of $327,770. The increase was due to a net increase in distributions to owners of $15,519, partially offset by net income for the period of $11,409.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $452,846 at September 30, 2006 to $466,385 at December 31, 2006. This debt, net of applicable discounts, consisted of $452,885 of 7 3/4% senior subordinated notes due December 15, 2012 and $13,500 of draws under our senior credit facility at December 31, 2006. The increase of $13,539 in total debt from September 30, 2006 to December 31, 2006 was primarily due to $13,500 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2006, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2007 will be in the approximate range of $4,000 to $5,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2006 totaled $965.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2006, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At December 31, 2006, the carrying value of such debt was $452,885, the fair value was approximately $460,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 22, 2006, each of the incumbent directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


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




     February 12, 2007                         /s/ Robert L. Allbritton
-----------------------------               ------------------------------------
             Date                           Name: Robert L. Allbritton
                                            Title: Chairman and Chief
                                                     Executive Officer



     February 12, 2007                         /s/ Stephen P. Gibson
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