Form 10-Q
period 2007-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2007-05-11
CIK 889156

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

                  For the quarterly period ended March 31, 2007

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

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

                               Yes |_|   No |X|

                                 --------------

     Number of shares of Common Stock outstanding as of May 11, 2007: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


                                TABLE OF CONTENTS


                                                                           PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Six Months Ended March 31, 2006 and 2007..        1

          Consolidated Balance Sheets as of September 30, 2006 and
          March 31, 2007..............................................        2

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 2006 and 2007...............................        3

          Notes to Interim Consolidated Financial Statements..........        4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       14

Item 4.   Controls and Procedures.....................................       15


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       15

Item 6.   Exhibits....................................................       15

Signatures............................................................       16

Exhibit Index.........................................................       17

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                      Three Months Ended          Six Months Ended
                                                           March 31,                  March 31,
                                                   -----------------------     -----------------------
                                                      2006          2007          2006          2007
                                                      ----          ----          ----          ----

Operating revenues, net .......................    $  53,105     $  51,205     $ 112,186     $ 116,589
                                                   ---------     ---------     ---------     ---------

Television operating expenses, excluding
     depreciation and amortization ............       31,420        34,537        63,200        69,074
Depreciation and amortization .................        2,104         1,974         4,197         3,953
Corporate expenses ............................        1,055         1,413         2,130         2,831
                                                   ---------     ---------     ---------     ---------
                                                      34,579        37,924        69,527        75,858
                                                   ---------     ---------     ---------     ---------

Operating income ..............................       18,526        13,281        42,659        40,731
                                                   ---------     ---------     ---------     ---------

Nonoperating income (expense)
     Interest income
         Related party ........................          113           150           226           300
         Other ................................           39            61            68           142
     Interest expense .........................       (9,102)       (9,226)      (18,166)      (18,237)
     Other, net ...............................         (265)           26         1,431          (102)
                                                   ---------     ---------     ---------     ---------
                                                      (9,215)       (8,989)      (16,441)      (17,897)
                                                   ---------     ---------     ---------     ---------

Income before income taxes and cumulative
     effect of change in accounting principle..        9,311         4,292        26,218        22,834

Provision for income taxes ....................        3,604         1,663        10,099         8,796
                                                   ---------     ---------     ---------     ---------

Income before cumulative effect of change
     in accounting principle ..................        5,707         2,629        16,119        14,038

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $31,272 (Note 2) ......................         --            --          48,728          --
                                                   ---------     ---------     ---------     ---------

Net income (loss) .............................        5,707         2,629       (32,609)       14,038

Retained earnings, beginning of period ........      (16,057)       16,449        22,259         5,040
                                                   ---------     ---------     ---------     ---------

Retained earnings, end of period ..............    $ (10,350)    $  19,078     $ (10,350)    $  19,078
                                                   =========     =========     =========     =========


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         March 31,
                                                      September 30,        2007
                                                          2006          (unaudited)
                                                      -------------     -----------
Assets
Current assets
      Cash and cash equivalents.....................    $   7,600        $   3,834
      Accounts receivable, net......................       41,293           43,162
      Program rights................................       10,113            4,838
      Deferred income taxes.........................        1,319            1,319
      Other.........................................        1,602            2,593
                                                        ---------        ---------
           Total current assets.....................       61,927           55,746

Property, plant and equipment, net..................       45,145           44,380
Intangible assets, net..............................       42,486           42,405
Cash surrender value of life insurance..............       12,224           12,405
Program rights......................................        1,469            1,159
Deferred income taxes...............................        5,925            4,025
Deferred financing costs and other..................        6,845            6,270
                                                        ---------        ---------

                                                        $ 176,021        $ 166,390
                                                        =========        =========

Liabilities and Stockholder's Investment
Current liabilities
      Current portion of long-term debt.............    $      30        $      --
      Accounts payable..............................        3,040            3,523
      Accrued interest payable......................       10,383           10,466
      Program rights payable........................       12,154            6,816
      Accrued employee benefit expenses.............        5,593            5,287
      Other accrued expenses........................        7,570            7,195
                                                        ---------        ---------
           Total current liabilities................       38,770           33,287

Long-term debt......................................      452,816          479,955
Program rights payable..............................        1,125              906
Accrued employee benefit expenses...................        1,801            1,878
Deferred rent and other.............................        9,279            9,326
                                                        ---------        ---------
           Total liabilities........................      503,791          525,352
                                                        ---------        ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued....................           --               --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding.........            1                1
      Capital in excess of par value................       49,631           49,631
      Retained earnings.............................        5,040           19,078
      Distributions to owners, net..................     (382,442)        (427,672)
                                                        ---------        ---------
         Total stockholder's investment.............     (327,770)        (358,962)
                                                        ---------        ---------

                                                        $ 176,021        $ 166,390
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                         Six Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                       2006             2007
                                                                    ---------        ---------
Cash flows from operating activities:
      Net (loss) income.........................................    $ (32,609)       $  14,038
                                                                    ---------        ---------
      Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
         Depreciation and amortization..........................        4,197            3,953
         Cumulative effect of change in accounting principle....       48,728               --
         Other noncash charges..................................          650              660
         Provision for doubtful accounts........................          275              474
         Gain on disposal of assets.............................       (1,988)            (456)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable..............................       (5,148)          (2,343)
               Program rights...................................        4,833            5,585
               Other current assets.............................         (180)            (991)
               Deferred income taxes............................        1,239            1,900
               Other noncurrent assets..........................         (180)            (127)
             Increase (decrease) in liabilities:
               Accounts payable.................................          204              483
               Accrued interest payable.........................          (53)              83
               Program rights payable...........................       (5,768)          (5,557)
               Accrued employee benefit expenses................         (547)            (229)
               Other accrued expenses...........................        1,474             (375)
               Deferred rent and other liabilities..............        2,301               47
                                                                    ---------        ---------
                                                                       50,037            3,107
                                                                    ---------        ---------
               Net cash provided by operating activities........       17,428           17,145
                                                                    ---------        ---------

Cash flows from investing activities:
      Capital expenditures......................................       (3,610)          (2,810)
      Proceeds from disposal of assets..........................        2,154              159
                                                                    ---------        ---------
               Net cash used in investing activities............       (1,456)          (2,651)
                                                                    ---------        ---------

Cash flows from financing activities:
      Principal payments on capital lease obligations...........          (85)             (30)
      (Repayments) draws under line of credit, net..............       (3,000)          27,000
      Distributions to owners, net of certain charges...........      (18,499)         (53,430)
      Repayments of distributions to owners.....................        5,521            8,200
                                                                    ---------        ---------
               Net cash used in financing activities............      (16,063)         (18,260)
                                                                    ---------        ---------

Net decrease in cash and cash equivalents.......................          (91)          (3,766)
Cash and cash equivalents, beginning of period..................        4,205            7,600
                                                                    ---------        ---------
Cash and cash equivalents, end of period........................    $   4,114        $   3,834
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation ("Perpetual")) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2007. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2006, which are contained in the Company's Form 10-K.

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

The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2006 and March 31, 2007 was $42,290.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:


                                              September 30,      March 31,
                                                  2006             2007
                                              -------------      ---------

     Gross carrying amount................       $ 6,174          $ 6,174
     Less accumulated amortization........        (5,978)          (6,059)
                                                 -------          -------

     Net carrying amount..................       $   196          $   115
                                                 =======          =======

Amortization expense was $82 and $81 for the six-month periods ended March 31, 2006 and 2007, respectively.


NOTE 3 - For the six months ended March 31, 2006 and 2007, distributions to owners and related activity consisted of the following:


                                                                       Federal and
                                                                      Virginia state
                                                     Distributions      Income Tax           Net
                                                       to Owners        (Payable)       Distributions
                                                     and Dividends      Receivable        to Owners
                                                     -------------    --------------    -------------

Balance as of September 30, 2005................       $ 359,305         $     --         $ 359,305

Cash advances to Perpetual......................          20,347                             20,347
Repayment of cash advances to Perpetual.........          (5,521)                            (5,521)
Charge for federal and state income taxes.......                           (8,070)           (8,070)
Payment of income taxes.........................                            6,222             6,222
                                                       ---------         --------         ---------

Balance as of March 31, 2006....................       $ 374,131         $ (1,848)        $ 372,283
                                                       =========         ========         =========


Balance as of September 30, 2006................       $ 382,442         $     --         $ 382,442

Cash advances to Perpetual......................          51,415                             51,415
Repayment of cash advances to Perpetual.........          (8,200)                            (8,200)
Charge for federal and state income taxes.......                           (6,185)           (6,185)
Payment of income taxes.........................                            8,200             8,200
                                                       ---------         --------         ---------

Balance as of March 31, 2007....................       $ 425,657         $  2,015         $ 427,672
                                                       =========         ========         =========


The average amount of non-interest bearing advances outstanding was $357,514 and $391,013 during the six months ended March 31, 2006 and 2007, respectively.

NOTE 4 - During the quarter ended March 31, 2007, Perpetual acquired from the Robert Lewis Allbritton Revocable Trust its 20% ownership interests in TV Alabama, Inc. and Harrisburg Television, Inc., the Company's subsidiaries which operate its television stations in the Birmingham and Harrisburg markets, respectively. The 20% ownership interests were then contributed into the Company. As a result, the Company now owns 100% of these and all other of its subsidiaries.

As the entities involved in these transactions are considered to be under common control, the Company was required to account for this contribution at its book value. Since the book value of the 20% ownership interests acquired by Perpetual and then contributed to the Company was zero, no amount has been recorded in the accompanying consolidated financial statements related to the contribution.


NOTE 5 - In 2006, the FCC granted to Sprint Nextel Corporation ("Nextel") the right to reclaim the 1.9 GHz spectrum from broadcasters across the country to use for an emergency communications system. In order to claim this spectrum, Nextel must replace all of the broadcasters' analog equipment currently using this spectrum with digital equipment. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of the Company's markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged.

During the quarter ended March 31, 2007, the first of the Company's markets completed the exchange of equipment with Nextel. The fair market value of the equipment received and placed into service during the quarter was $305. This amount has been recorded as an addition to property, plant and equipment, but is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $305 was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.


NOTE 6 - In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for the Company's fiscal year ending September 30, 2008. The Company is currently evaluating the impact, if any, that FIN 48 may have on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (dollars in thousands)

Overview
As used herein, the terms the "Company," "our," "us," or "we" refer to Allbritton Communications Company and its subsidiaries and "ACC" refers solely to Allbritton Communications Company.

We own ABC network-affiliated television stations serving seven geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 we launched The Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. The operations of NewsChannel 8 and The Politico are integrated with WJLA.

During the quarter ended March 31, 2007, Perpetual Corporation ("Perpetual"), our ultimate parent company, acquired from the Robert Lewis Allbritton Revocable Trust its 20% ownership interests in TV Alabama, Inc. and Harrisburg Television, Inc., our subsidiaries which operate our television stations in the Birmingham and Harrisburg markets, respectively. The 20% ownership interests were then contributed to us. As a result, we now own 100% of these and all other of our subsidiaries.

As the entities involved in these transactions are considered to be under common control, we were required to account for this contribution at its book value. Since the book value of the 20% ownership interests acquired by Perpetual and then contributed to us was zero, no amount has been recorded in the accompanying consolidated financial statements related to the contribution.

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

Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2006 and 2007 and the percentage change between the periods:

                                        Three Months Ended                      Six Months Ended
                                             March 31,                              March 31,
                                       ---------------------    Percent      -----------------------     Percent
                                         2006         2007       Change        2006          2007         Change
                                       --------     --------    -------      ---------     ---------     -------

Operating revenues, net ............   $ 53,105     $ 51,205      -3.6%      $ 112,186     $ 116,589        3.9%
Total operating expenses............     34,579       37,924       9.7%         69,527        75,858        9.1%
                                       --------     --------                 ---------     ---------
Operating income....................     18,526       13,281     -28.3%         42,659        40,731       -4.5%
Nonoperating expenses, net..........      9,215        8,989      -2.5%         16,441        17,897        8.9%
Income tax provision................      3,604        1,663     -53.9%         10,099         8,796      -12.9%
                                       --------     --------                 ---------     ---------
Income before cumulative effect of
   change in accounting principle...      5,707        2,629     -53.9%         16,119        14,038      -12.9%
                                       --------     --------                 ---------     ---------
Cumulative effect of change in
   accounting principle, net of
   income tax benefit...............         --           --      --            48,728             --      --
                                       --------     --------                 ---------     ---------
Net income (loss)...................   $  5,707     $  2,629     -53.9%      $ (32,609)    $  14,038       --
                                       ========     ========                 =========     =========

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six months ended March 31, 2006 and 2007, and the percentage contribution of each to our total broadcast revenues, before fees:

                                       Three Months Ended March 31,                Six Months Ended March 31,
                                 --------------------------------------    ----------------------------------------
                                        2006                 2007                  2006                  2007
                                 -----------------    -----------------    ------------------    ------------------
                                 Dollars   Percent    Dollars   Percent     Dollars   Percent     Dollars   Percent
                                 -------   -------    -------   -------    --------   -------    --------   -------

Local and national<F1>........   $47,806     88.2     $45,662     87.2     $100,398     87.7     $ 95,783     80.4
Political<F2>.................       572      1.0           2      0.0        2,197      1.9        9,441      7.9
Network compensation<F3>......       587      1.1         902      1.7        1,261      1.1        2,019      1.7
Trade and barter<F4>..........     1,410      2.6       1,501      2.9        2,821      2.5        3,030      2.6
Other revenue<F5>.............     3,845      7.1       4,275      8.2        7,834      6.8        8,828      7.4
                                 -------    -----     -------    -----     --------    -----     --------    -----
Broadcast revenues............    54,220    100.0      52,342    100.0      114,511    100.0      119,101    100.0
                                            =====                =====                 =====                 =====
Fees<F6>......................    (1,115)              (1,137)               (2,325)               (2,512)
                                 -------              -------              --------              --------

Operating revenues, net ......   $53,105              $51,205              $112,186              $116,589
                                 =======              =======              ========              ========

----------
<F1> Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising to political advertisers.
<F3> Represents payment by networks for broadcasting or promoting network programming.
<F4> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F5> Represents other revenue, principally from cable and direct broadcast satellite subscriber fees, the sales of University of Arkansas sports programming to advertisers and radio stations as well as receipts from tower rental and production of commercials.
<F6> Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended March 31, 2007 totaled $51,205, a decrease of $1,900, or 3.6%, when compared to net operating revenues of $53,105 for the three months ended March 31, 2006. Net operating revenues increased $4,403, or 3.9%, to $116,589 for the six months ended March 31, 2007 as compared to $112,186 for the same period in the prior year.

Local and national advertising revenues decreased $2,144, or 4.5%, and $4,615, or 4.6%, during the three and six months ended March 31, 2007, respectively, versus the comparable periods in Fiscal 2006. The decrease in local and national advertising revenue during the three months ended March 31, 2007 was primarily due to incremental revenue generated in the prior year associated with the February 2006 broadcast of the Super Bowl by the ABC network (broadcast by the CBS network in 2007). This decrease was partially offset by local and national advertising revenues from The Politico since its launch on January 23, 2007. The decreased local and national revenue during the six months ended March 31, 2007 was also impacted by displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections.

Political advertising revenues decreased by $570 to $2 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to local primary elections in several of our markets during the prior year with no comparable activity during the same period of the current year. Political advertising revenues increased $7,244, or 329.7%, during the six months ended March 31, 2007 as compared to the same period in Fiscal 2006. Political advertising revenue increased in all of our markets due to various high-profile local political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007. This increase was partially offset by advertising during the first quarter of Fiscal 2006 related to the November 2005 Virginia Governor's election as well as advertising during the second quarter of Fiscal 2006 related to local primary elections as discussed above.

Network compensation revenue increased $315, or 53.7%, and $758, or 60.1%, during the three and six months ended March 31, 2007, respectively, versus the comparable periods in Fiscal 2006. These increases were due primarily to the July 31, 2006 expiration of certain provisions of ABC's National Football League ("NFL") programming rights arrangement with its affiliates, which principally involved the exchange of additional primetime inventory for reduced network compensation, in conjunction with ABC's non-renewal of NFL programming rights beyond the 2005 NFL season. These increases were partially offset by decreased rates of compensation pursuant to our long-term affiliation agreement with ABC.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2006 or 2007.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2007 totaled $37,924, an increase of $3,345, or 9.7%, compared to total operating expenses of $34,579 for the three-month period ended March 31, 2006. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,117, a decrease in depreciation and amortization of $130 and an increase in corporate expenses of $358.

Total operating expenses for the six months ended March 31, 2007 totaled $75,858, an increase of $6,331, or 9.1%, compared to total operating expenses of $69,527 for the six-month period ended March 31, 2006. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $5,874, a decrease in depreciation and amortization of $244 and an increase in corporate expenses of $701.

Television operating expenses, excluding depreciation and amortization, increased $3,117 and $5,874, or 9.9% and 9.3%, for the three and six months ended March 31, 2007, respectively, versus the comparable periods in Fiscal 2006. These increases were primarily due to an overall increase in our employee compensation and benefits as well as an increase in programming expense. Employee compensation and benefits increased 10.7% and 10.0% for the three and six months ended March 31, 2007, respectively, as compared to the same periods in the prior year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of The Politico. The increase in programming expense of 11.3% and 11.7% for the three and six months ended March 31, 2007, respectively, resulted primarily from renewals of several existing programs as well as the replacement of certain programming with new programming at higher rates.

Corporate expenses increased $358 and $701, or 33.9% and 32.9%, respectively, for the three and six months ended March 31, 2007 versus the comparable periods in Fiscal 2006 due to a variety of increased expenses primarily including executive compensation and related costs.

Operating Income
For the three months ended March 31, 2007, operating income of $13,281 decreased $5,245, or 28.3%, when compared to operating income of $18,526 for the three months ended March 31, 2006. For the three months ended March 31, 2007, the operating margin decreased to 25.9% from 34.9% for the comparable period in Fiscal 2006. The decreases in operating income and margin during the three months ended March 31, 2007 were primarily the result of decreased net operating revenues and increased total operating expenses as discussed above.

Operating income of $40,731 for the six months ended March 31, 2007 decreased $1,928, or 4.5%, when compared to operating income of $42,659 for the same period in the prior fiscal year. For the six months ended March 31, 2007, the operating margin decreased to 34.9% from 38.0% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of increased total operating expenses increasing by a greater amount than net operating revenues as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,226 for the three months ended March 31, 2007 increased $124, or 1.4%, as compared to $9,102 for the three-month period ended March 31, 2006. The average balance of debt outstanding, including capital lease obligations, for the three months ended March 31, 2006 and 2007 was $464,170 and $471,474, respectively, and the weighted average interest rate on debt was 7.7% for each of the three month periods ended March 31, 2006 and 2007.

Interest expense of $18,237 for the six months ended March 31, 2007 increased $71, or 0.4%, as compared to $18,166 for the comparable period of Fiscal 2006. The average balance of debt outstanding, including capital lease obligations, for the six months ended March 31, 2006 and 2007 was $462,535 and $464,664, respectively, and the weighted average interest rate on debt was 7.7% for each of the six month periods ended March 31, 2006 and 2007.

Other, Net. Other, net nonoperating income was $26 for the three months ended March 31, 2007, as compared to other, net nonoperating expense of $265 for the same period in the prior year. The difference of $291 primarily resulted from a $305 non-cash gain on the exchange of equipment with Sprint Nextel Corporation ("Nextel").

In 2006, the FCC granted to Nextel the right to reclaim the 1.9 GHz spectrum from broadcasters across the country to use for an emergency communications system. In order to claim this spectrum, Nextel must replace all of the broadcasters' analog equipment currently using this spectrum with digital equipment. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. During the quarter ended March 31, 2007, the first of our markets completed the exchange of equipment with Nextel. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $305 was recorded as a non-cash gain in other, net nonoperating income.

Other, net nonoperating expense was $102 for the six months ended March 31, 2007, as compared to other, net nonoperating income of $1,431 for the same period in the prior year. The difference of $1,533 primarily resulted from a gain on the sale of our corporate aircraft during the quarter ended December 31, 2005, partially offset by the recorded gain on the exchange of equipment with Nextel during the three months ended March 31, 2007 as discussed above.

Income Taxes
The provision for income taxes for the three months ended March 31, 2007 totaled $1,663 as compared to the provision for income taxes of $3,604 for the three months ended March 31, 2006. The decrease in the provision for income taxes of $1,941, or 53.9%, during the three months ended March 31, 2007 was due to the $5,019, or 53.9%, decrease in pre-tax income.

The provision for income taxes for the six months ended March 31, 2007 totaled $8,796, a decrease of $1,303, or 12.9%, when compared to the provision for income taxes of $10,099 for the six months ended March 31, 2006. The decrease in the provision for income taxes during the six months ended March 31, 2007 was due to the $3,384, or 12.9%, decrease in pre-tax income.

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

Net Income
For the three months ended March 31, 2007, the Company recorded net income of $2,629 as compared to net income of $5,707 for the three months ended March 31, 2006. The decrease of $3,078 during the three months ended March 31, 2007 was primarily due to decreased operating income as discussed above.

For the six months ended March 31, 2007, the Company recorded net income of $14,038 as compared to a net loss of $32,609 for the six months ended March 31, 2006. This increase in net income during the six months ended March 31, 2007 was primarily due to the cumulative effect of change in accounting principle during the prior year, partially offset by decreased operating income as discussed above.

Balance Sheet
Program rights and program rights payable decreased from September 30, 2006 to March 31, 2007. These decreases reflect the annual cycle of the underlying program contracts which generally begins in September of each year. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of March 31, 2007, our cash and cash equivalents aggregated $3,834, and we had an excess of current assets over current liabilities of $22,459.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $17,428 and $17,145 for the six months ended March 31, 2006 and 2007, respectively.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the six months ended March 31, 2006 and 2007, we made cash advances, net of repayments, to Perpetual of $14,826 and $43,215, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the six months ended March 31, 2006 and 2007, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $6,222 and $8,200, respectively. We were charged by Perpetual for federal and state income taxes totaling $8,070 and $6,185 during the six months ended March 31, 2006 and 2007, respectively.

Stockholder's deficit amounted to $358,962 at March 31, 2007, an increase of $31,192, or 9.5%, from the September 30, 2006 deficit of $327,770. The increase was due to a net increase in distributions to owners of $45,230, partially offset by net income for the six-month period of $14,038.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $452,846 at September 30, 2006 to $479,955 at March 31, 2007. This debt, net of applicable discounts, consisted of $452,955 of 7 3/4% senior subordinated notes due December 15, 2012 and $27,000 of draws under our senior credit facility at March 31, 2007. The increase of $27,139 in total debt from September 30, 2006 to March 31, 2007 was primarily due to $27,000 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2007, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2007 will be in the approximate range of $4,000 to $5,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2007 totaled $2,810.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2007, the carrying value of such debt was $452,955, the fair value was approximately $466,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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


                                          ALLBRITTON COMMUNICATIONS COMPANY

                                                     (Registrant)




     May 11, 2007                          /s/ Robert L. Allbritton
----------------------                  ---------------------------------------
           Date                         Name: Robert L. Allbritton
                                        Title: Chairman and Chief
                                                  Executive Officer



     May 11, 2007                          /s/ Stephen P. Gibson
----------------------                  ---------------------------------------
           Date                         Name:  Stephen P. Gibson
                                        Title: Senior Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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