Form 10-Q
period 2007-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2007-08-09
CIK 889156

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

                  For the quarterly period ended June 30, 2007

                                       or

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

                              Yes |_|    No |X|
                                 --------------

     Number of shares of Common Stock outstanding as of August 9, 2007: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


                                TABLE OF CONTENTS


                                                                            PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 2006 and 2007....      1

          Consolidated Balance Sheets as of September 30, 2006 and
          June 30, 2007.................................................      2

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 2006 and 2007..................................      3

          Notes to Interim Consolidated Financial Statements............      4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................      7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....     15

Item 4.   Controls and Procedures.......................................     15


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................     16

Item 6.   Exhibits......................................................     16

Signatures..............................................................     17

Exhibit Index...........................................................     18

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                          (unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------   -----------------------
                                                     2006         2007         2006         2007
                                                     ----         ----         ----         ----

Operating revenues, net .......................   $  59,460    $  58,026    $ 171,646    $ 174,615
                                                  ---------    ---------    ---------    ---------

Television operating expenses, excluding
     depreciation and amortization ............      31,029       35,160       94,229      104,234
Depreciation and amortization .................       2,029        2,089        6,226        6,042
Corporate expenses ............................       1,286        1,352        3,416        4,183
                                                  ---------    ---------    ---------    ---------
                                                     34,344       38,601      103,871      114,459
                                                  ---------    ---------    ---------    ---------

Operating income ..............................      25,116       19,425       67,775       60,156
                                                  ---------    ---------    ---------    ---------

Nonoperating income (expense)
     Interest income
         Related party ........................        --             65          226          365
         Other ................................          39           32          107          174
     Interest expense .........................      (9,025)      (9,411)     (27,191)     (27,648)
     Other, net ...............................        (274)         (54)       1,157         (156)
                                                  ---------    ---------    ---------    ---------
                                                     (9,260)      (9,368)     (25,701)     (27,265)
                                                  ---------    ---------    ---------    ---------

Income before income taxes and cumulative
     effect of change in accounting principle..      15,856       10,057       42,074       32,891

Provision for income taxes ....................       6,128        3,897       16,227       12,693
                                                  ---------    ---------    ---------    ---------

Income before cumulative effect of change
     in accounting principle ..................       9,728        6,160       25,847       20,198

Cumulative effect of change in accounting
     principle, net of income tax benefit
     of $31,272 (Note 2) ......................        --           --         48,728         --
                                                  ---------    ---------    ---------    ---------

Net income (loss) .............................       9,728        6,160      (22,881)      20,198

Retained earnings, beginning of period ........     (10,350)      19,078       22,259        5,040
                                                  ---------    ---------    ---------    ---------

Retained earnings, end of period ..............   $    (622)   $  25,238    $    (622)   $  25,238
                                                  =========    =========    =========    =========

            See accompanying notes to interim consolidated financial statements.

                             ALLBRITTON COMMUNICATIONS COMPANY
              (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)

                                                                                  June 30,
                                                                 September 30,      2007
                                                                     2006       (unaudited)
                                                                 ------------   -----------
Assets
Current assets
      Cash and cash equivalents .............................     $   7,600      $   2,122
      Accounts receivable, net ..............................        41,293         48,632
      Program rights ........................................        10,113          2,201
      Deferred income taxes .................................         1,319          1,319
      Other .................................................         1,602          2,761
                                                                  ---------      ---------
           Total current assets .............................        61,927         57,035

Property, plant and equipment, net ..........................        45,145         44,258
Intangible assets, net ......................................        42,486         42,365
Cash surrender value of life insurance ......................        12,224         12,508
Program rights ..............................................         1,469          1,007
Deferred income taxes .......................................         5,925          2,727
Deferred financing costs and other ..........................         6,845          5,994
                                                                  ---------      ---------

                                                                  $ 176,021      $ 165,894
                                                                  =========      =========

Liabilities and Stockholder's Investment
Current liabilities
      Current portion of long-term debt .....................     $      30      $    --
      Accounts payable ......................................         3,040          2,810
      Accrued interest payable ..............................        10,383          1,799
      Program rights payable ................................        12,154          4,484
      Accrued employee benefit expenses .....................         5,593          5,572
      Other accrued expenses ................................         7,570          6,149
                                                                  ---------      ---------
           Total current liabilities ........................        38,770         20,814

Long-term debt ..............................................       452,816        492,527
Program rights payable ......................................         1,125            816
Accrued employee benefit expenses ...........................         1,801          1,770
Deferred rent and other .....................................         9,279          9,323
                                                                  ---------      ---------
           Total liabilities ................................       503,791        525,250
                                                                  ---------      ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued ........................................          --             --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding .............................             1              1
      Capital in excess of par value ........................        49,631         49,631
      Retained earnings .....................................         5,040         25,238
      Distributions to owners, net ..........................      (382,442)      (434,226)
                                                                  ---------      ---------
         Total stockholder's investment .....................      (327,770)      (359,356)
                                                                  ---------      ---------

                                                                  $ 176,021      $ 165,894
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

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                        (unaudited)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                   ----------------------
                                                                     2006          2007
                                                                   --------      --------
Cash flows from operating activities:
      Net (loss) income ......................................     $(22,881)     $ 20,198
                                                                   --------      --------
      Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
         Depreciation and amortization .......................        6,226         6,042
         Cumulative effect of change in accounting principle..       48,728          --
         Other noncash charges ...............................          976           992
         Provision for doubtful accounts .....................          431           819
         Gain on disposal of assets ..........................       (1,991)         (680)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable ...........................      (10,017)       (8,158)
               Program rights ................................        7,404         8,374
               Other current assets ..........................         (284)       (1,159)
               Deferred income taxes .........................        1,772         3,198
               Other noncurrent assets .......................         (266)         (214)
             Increase (decrease) in liabilities:
               Accounts payable ..............................        1,379          (230)
               Accrued interest payable ......................       (8,862)       (8,584)
               Program rights payable ........................       (8,633)       (7,979)
               Accrued employee benefit expenses .............         (890)          (52)
               Other accrued expenses ........................        1,036        (1,421)
               Deferred rent and other liabilities ...........        3,337            44
                                                                   --------      --------
                                                                     40,346        (9,008)
                                                                   --------      --------
               Net cash provided by operating activities .....       17,465        11,190
                                                                   --------      --------

Cash flows from investing activities:
      Capital expenditures ...................................       (6,437)       (4,514)
      Proceeds from disposal of assets .......................        2,162           160
                                                                   --------      --------
               Net cash used in investing activities .........       (4,275)       (4,354)
                                                                   --------      --------

Cash flows from financing activities:
      Principal payments on capital lease obligations ........         (128)          (30)
      Draws under line of credit, net ........................        6,000        39,500
      Distributions to owners, net of certain charges ........      (25,946)      (62,769)
      Repayments of distributions to owners ..................        6,521        10,985
                                                                   --------      --------
               Net cash used in financing activities .........      (13,553)      (12,314)
                                                                   --------      --------

Net decrease in cash and cash equivalents ....................         (363)       (5,478)
Cash and cash equivalents, beginning of period ...............        4,205         7,600
                                                                   --------      --------
Cash and cash equivalents, end of period .....................     $  3,842      $  2,122
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation ("Perpetual")) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2007. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2006, which are contained in the Company's Form 10-K.

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

The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2006 and June 30, 2007 was $42,290.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                         September 30,  June 30,
                                             2006         2007
                                         ------------   -------

     Gross carrying amount ...........     $ 6,174      $ 6,174
     Less accumulated amortization ...      (5,978)      (6,099)
                                           -------      -------

     Net carrying amount .............     $   196      $    75
                                           =======      =======

Amortization expense was $123 and $121 for the nine-month periods ended June 30, 2006 and 2007, respectively.

NOTE 3 - For the nine months ended June 30, 2006 and 2007, distributions to owners and related activity consisted of the following:

                                                                        Federal
                                                                          and
                                                                    Virginia state
                                                   Distributions      Income Tax           Net
                                                     to Owners         (Payable)      Distributions
                                                   and Dividends      Receivable        to Owners
                                                   -------------      ----------        ---------

Balance as of September 30, 2005................     $ 359,305         $   --           $ 359,305

Cash advances to Perpetual......................        31,002                             31,002
Repayment of cash advances to Perpetual.........        (6,521)                            (6,521)
Charge for federal and state income taxes.......                        (13,126)          (13,126)
Payment of income taxes.........................                          8,070             8,070
                                                     ---------         --------         ---------

Balance as of June 30, 2006.....................     $ 383,786         $ (5,056)        $ 378,730
                                                     =========         ========         =========


Balance as of September 30, 2006................     $ 382,442         $   --           $ 382,442

Cash advances to Perpetual......................        59,610                             59,610
Repayment of cash advances to Perpetual.........       (10,985)                           (10,985)
Charge for federal and state income taxes.......                         (8,476)           (8,476)
Payment of income taxes.........................                         11,635            11,635
                                                     ---------         --------         ---------

Balance as of June 30, 2007.....................     $ 431,067         $  3,159         $ 434,226
                                                     =========         ========         =========

The average amount of non-interest bearing advances outstanding was $362,230 and $401,363 during the nine months ended June 30, 2006 and 2007, respectively.

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


NOTE 5 - The FCC has granted to Sprint Nextel Corporation ("Nextel") the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of the Company's markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged.

During the nine months ended June 30, 2007, two of the Company's markets have commenced the exchange of equipment with Nextel. The fair market value of the equipment received and placed into service during the nine months ended June 30, 2007 was $533. This amount has been recorded as an addition to property, plant and equipment, but is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $529 was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.


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

Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2006 and 2007 and the percentage change between the periods:

                                        Three Months Ended                   Nine Months Ended
                                             June 30,                             June 30,
                                        ------------------     Percent      -------------------     Percent
                                         2006        2007      Change         2006       2007       Change
                                        -------    -------     -------      --------   --------     -------

Operating revenues, net ............    $59,460    $58,026      -2.4%       $171,646   $174,615        1.7%
Total operating expenses............     34,344     38,601      12.4%        103,871    114,459       10.2%
                                        -------    -------                  --------   --------
Operating income....................     25,116     19,425     -22.7%         67,775     60,156      -11.2%
Nonoperating expenses, net..........      9,260      9,368       1.2%         25,701     27,265        6.1%
Income tax provision................      6,128      3,897     -36.4%         16,227     12,693      -21.8%
                                        -------    -------                  --------   --------
Income before cumulative effect of
   change in accounting principle...      9,728      6,160     -36.7%         25,847     20,198      -21.9%
                                        -------    -------
Cumulative effect of change in
   accounting principle, net of
   income tax benefit...............       --         --        --            48,728       --         --
                                        -------    -------                  --------   --------
Net income (loss)...................    $ 9,728    $ 6,160     -36.7%       $(22,881)  $ 20,198       --
                                        =======    =======                  ========   ========


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2006 and 2007, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended June 30,                Nine Months Ended June 30,
                                 --------------------------------------    -------------------------------------
                                       2006                 2007                 2006                 2007
                                 -----------------    -----------------    ----------------     ----------------
                                 Dollars   Percent    Dollars   Percent    Dollars  Percent     Dollars  Percent
                                 -------   -------    -------   -------    -------  -------     -------  -------

Local and national<F1>........   $53,887     88.7     $52,949     89.5    $154,285    88.0     $148,732    83.4
Political<F2>.................     2,114      3.5          60      0.1       4,311     2.5        9,501     5.3
Network compensation<F3>......       580      1.0         872      1.5       1,841     1.1        2,891     1.6
Trade and barter<F4>..........     1,429      2.3       1,532      2.6       4,250     2.4        4,562     2.6
Other revenue<F5>.............     2,765      4.5       3,751      6.3      10,599     6.0       12,579     7.1
                                 -------    -----     -------    -----    --------   -----     --------   -----
Broadcast revenues............    60,775    100.0      59,164    100.0     175,286   100.0      178,265   100.0
                                            =====                =====               =====                =====
Fees<F6>......................    (1,315)              (1,138)              (3,640)              (3,650)
                                 -------              -------             --------             --------

Operating revenues, net ......   $59,460              $58,026             $171,646             $174,615
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

Net operating revenues for the three months ended June 30, 2007 totaled $58,026, a decrease of $1,434, or 2.4%, when compared to net operating revenues of $59,460 for the three months ended June 30, 2006. Net operating revenues increased $2,969, or 1.7%, to $174,615 for the nine months ended June 30, 2007 as compared to $171,646 for the same period in the prior year.

Local and national advertising revenues decreased $938, or 1.7%, and $5,553, or 3.6%, during the three and nine months ended June 30, 2007, respectively, versus the comparable periods in Fiscal 2006. The decrease for the three months ended June 30, 2007 primarily reflected decreased demand for local and national advertising in our Washington, D.C. market, partially offset by increased local and national advertising revenues in a majority of our other markets as well as local and national advertising revenues from The Politico which launched on January 23, 2007. The decreased local and national advertising revenues for the nine months ended June 30, 2007 was also impacted by displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections as well as incremental revenue generated in the prior year associated with the February 2006 broadcast of the Super Bowl by the ABC network (broadcast by the CBS network in 2007).

Political advertising revenues decreased by $2,054 to $60 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to local primary elections in several of our markets during the prior year with no comparable activity during the same period of the current year. Political advertising revenues increased $5,190, or 120.4%, during the nine months ended June 30, 2007 as compared to the same period in Fiscal 2006. Political advertising revenue increased in a majority of our markets due to various high-profile local political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007. This increase was partially offset by advertising generated during the first quarter of Fiscal 2006 related to the November 2005 Virginia Governor's election as well as advertising during the second and third quarters of Fiscal 2006 related to local primary elections as discussed above.

Network compensation revenue increased $292, or 50.3%, and $1,050, or 57.0%, during the three and nine months ended June 30, 2007, respectively, versus the comparable periods in Fiscal 2006. These increases were due primarily to the July 31, 2006 expiration of certain provisions of ABC's National Football League ("NFL") programming rights arrangement with its affiliates, which principally involved the exchange of additional primetime inventory for reduced network compensation, in conjunction with ABC's non-renewal of NFL programming rights beyond the 2005 NFL season. These increases were partially offset by decreased rates of compensation pursuant to our long-term affiliation agreement with ABC.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or nine months ended June 30, 2006 or 2007.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2007 totaled $38,601, an increase of $4,257, or 12.4%, compared to total operating expenses of $34,344 for the three-month period ended June 30, 2006. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $4,131, an increase in depreciation and amortization of $60 and an increase in corporate expenses of $66.

Total operating expenses for the nine months ended June 30, 2007 totaled $114,459, an increase of $10,588, or 10.2%, compared to total operating expenses of $103,871 for the nine-month period ended June 30, 2006. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $10,005, a decrease in depreciation and amortization of $184 and an increase in corporate expenses of $767.

Television operating expenses, excluding depreciation and amortization, increased $4,131 and $10,005, or 13.3% and 10.6%, for the three and nine months ended June 30, 2007, respectively, as compared to the comparable periods in Fiscal 2006. These increases were primarily due to an overall increase in our employee compensation and benefits as well as increased programming expense. Employee compensation and benefits increased 11.7% and 10.6% for the three and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of The Politico. The increase in programming expense of 8.9% and 10.7% for the three and nine months ended June 30, 2007, respectively, resulted primarily from renewals of several existing programs as well as the replacement of certain programming with new programming at higher rates.

Corporate expenses increased $66 and $767, or 5.1% and 22.5%, respectively, for the three and nine months ended June 30, 2007 versus the comparable periods in Fiscal 2006 due to a variety of increased expenses primarily including executive compensation and related costs.

Operating Income
For the three months ended June 30, 2007, operating income of $19,425 decreased $5,691, or 22.7%, when compared to operating income of $25,116 for the three months ended June 30, 2006. For the three months ended June 30, 2007, the operating margin decreased to 33.5% from 42.2% for the comparable period in Fiscal 2006. The decreases in operating income and margin during the three months ended June 30, 2007 were primarily the result of decreased net operating revenues and increased total operating expenses as discussed above.

Operating income of $60,156 for the nine months ended June 30, 2007 decreased $7,619, or 11.2%, when compared to operating income of $67,775 for the same period in the prior fiscal year. For the nine months ended June 30, 2007, the operating margin decreased to 34.5% from 39.5% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of total operating expenses increasing by a greater amount than net operating revenues as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,411 for the three months ended June 30, 2007 increased $386, or 4.3%, as compared to $9,025 for the three-month period ended June 30, 2006. The average balance of debt outstanding, including capital lease obligations, for the three months ended June 30, 2006 and 2007 was $458,425 and $482,846, respectively, and the weighted average interest rate on debt was 7.7% for each of the three month periods ended June 30, 2006 and 2007. The increase in interest expense during the three months ended June 30, 2007 as compared to the same period in the prior year was due primarily to the higher average balance of debt outstanding during the third quarter of Fiscal 2007.

Interest expense of $27,648 for the nine months ended June 30, 2007 increased $457, or 1.7%, as compared to $27,191 for the comparable period of Fiscal 2006. The average balance of debt outstanding, including capital lease obligations, for the nine months ended June 30, 2006 and 2007 was $461,165 and $470,725, respectively, and the weighted average interest rate on debt was 7.7% for each of the nine month periods ended June 30, 2006 and 2007. The increase in interest expense during the nine months ended June 30, 2007 as compared to the same period in the prior year was due primarily to the higher average balance of debt outstanding during the third quarter of Fiscal 2007.

Other, Net. Other, net nonoperating expense was $54 for the three months ended June 30, 2007, as compared to $274 for the same period in the prior year. The difference of $220 primarily resulted from a $224 non-cash gain on the exchange of equipment with Sprint Nextel Corporation ("Nextel").

The FCC has granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. Two of our markets have commenced the exchange of equipment with Nextel. During the three and nine months ended June 30, 2007, the excess of fair market value as compared to book value of the equipment exchanged and placed into service of $224 and $529, respectively, was recorded as a non-cash gain in other, net nonoperating expense.

Other, net nonoperating expense was $156 for the nine months ended June 30, 2007, as compared to other, net nonoperating income of $1,157 for the same period in the prior year. The difference of $1,313 primarily resulted from a gain on the sale of our corporate aircraft during the quarter ended December 31, 2005, partially offset by the recorded gain of $529 on the exchange of equipment with Nextel during the nine months ended June 30, 2007 as discussed above.

Income Taxes
The provision for income taxes for the three months ended June 30, 2007 totaled $3,897 as compared to the provision for income taxes of $6,128 for the three months ended June 30, 2006. The decrease in the provision for income taxes of $2,231, or 36.4%, during the three months ended June 30, 2007 was primarily due to the $5,799, or 36.6%, decrease in pre-tax income.

The provision for income taxes for the nine months ended June 30, 2007 totaled $12,693, a decrease of $3,534, or 21.8%, when compared to the provision for income taxes of $16,227 for the nine months ended June 30, 2006. The decrease in the provision for income taxes during the nine months ended June 30, 2007 was primarily due to the $9,183, or 21.8%, decrease in pre-tax income.

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

Net Income
For the three months ended June 30, 2007, the Company recorded net income of $6,160 as compared to $9,728 for the three months ended June 30, 2006. The decrease of $3,568 during the three months ended June 30, 2007 was primarily due to decreased operating income as discussed above.

For the nine months ended June 30, 2007, the Company recorded net income of $20,198 as compared to a net loss of $22,881 for the nine months ended June 30, 2006. This increase in net income during the nine months ended June 30, 2007 was primarily due to the cumulative effect of change in accounting principle during the prior year, partially offset by decreased operating income, as discussed above.

Balance Sheet
Accounts receivable increased from September 30, 2006 to June 30, 2007 while program rights, program rights payable and accrued interest payable decreased during the same period. The increase in accounts receivable was the result of the seasonal increase in net operating revenues during the third fiscal quarter of the year. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of scheduled interest payments on our long-term fixed interest rate debt. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of June 30, 2007, our cash and cash equivalents aggregated $2,122, and we had an excess of current assets over current liabilities of $36,221.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $17,465 and $11,190 for the nine months ended June 30, 2006 and 2007, respectively. The $6,275 decrease in cash flows from operating activities was the result of decreased income before cumulative effect of change in accounting principle during the nine months ended June 30, 2007.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the nine months ended June 30, 2006 and 2007, we made cash advances, net of repayments, to Perpetual of $24,481 and $48,625, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the nine months ended June 30, 2006 and 2007, we made tax payments to Perpetual of $8,070 and $11,635, respectively, of which $6,222 and $11,635, respectively, represented interest-bearing advances of tax payments made in accordance with the terms of the tax sharing agreement between Perpetual and us. We were charged by Perpetual for federal and state income taxes totaling $13,126 and $8,476 during the nine months ended June 30, 2006 and 2007, respectively.

Stockholder's deficit amounted to $359,356 at June 30, 2007, an increase of $31,586, or 9.6%, from the September 30, 2006 deficit of $327,770. The increase was due to a net increase in distributions to owners of $51,784, partially offset by net income for the nine-month period of $20,198.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $452,846 at September 30, 2006 to $492,527 at June 30, 2007. This debt, net of applicable discounts, consisted of $453,027 of 7 3/4% senior subordinated notes due December 15, 2012 and $39,500 of draws under our senior credit facility at June 30, 2007. The increase of $39,681 in total debt from September 30, 2006 to June 30, 2007 was primarily due to $39,500 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2007, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2007 will approximate $6,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2007 totaled $4,514.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2007, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At June 30, 2007, the carrying value of such debt was $453,027, the fair value was approximately $457,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of June 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective within the meaning of the rule.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      See Exhibit Index on pages 18-20.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALLBRITTON COMMUNICATIONS COMPANY

                                                         (Registrant)




    August 9, 2007                            /s/ Robert L. Allbritton
-----------------------                    ------------------------------------
         Date                              Name:  Robert L. Allbritton
                                           Title: Chairman and Chief
                                                  Executive Officer



    August 9, 2007                            /s/ Stephen P. Gibson
-----------------------                    ------------------------------------
         Date                              Name:  Stephen P. Gibson
                                           Title: Senior Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

  10.6        Pledge Agreement dated as of August 23, 2005 by and among     *
              ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, No. 333-02302, dated August 23, 2005)

  10.7        Unlimited Guaranty dated as of August 23, 2005 by each of     *
              the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, No. 333-02302, dated August 23, 2005)

  10.8        Collateral  Assignment of Proceeds and Security Agreement     *
              dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent.
              (Incorporated   by  reference  to  Exhibit  10.3  of  the
              Company's Report on Form 8-K, No. 333-02302, dated August
              23, 2005)

  14.         Code   of   Ethics   for   Senior   Financial   Officers.     *
              (Incorporated by reference to Exhibit 14 of the Company's
              Form 10-K, No. 333-02302, dated December 12, 2003)

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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