Form 10-K
period 2007-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2007-12-14
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2007
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    -------------------

      Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                              74-1803105
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

As of December 12, 2007, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
 None
______________
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2007, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms "Allbritton," "our," "us," "we" or the "Company" refer to Allbritton Communications Company and its subsidiaries, and "ACC" refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" and "NewsChannel 8" together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT," "WBMA" and "WJSU" refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term "The Politico" refers to Capitol News Company, LLC. The term "ACCLI" refers to ACC Licensee, Inc. (licensee of WJLA). The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton. "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC and parent company of Harrisburg Television, Inc. and TV Alabama, Inc.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I

  Item 1.     Business...................................................    1
  Item 1A.    Risk Factors...............................................   17
  Item 1B.    Unresolved Staff Comments..................................   22
  Item 2.     Properties.................................................   23
  Item 3.     Legal Proceedings..........................................   25
  Item 4.     Submission of Matters to a Vote of Security Holders........   25

Part II

  Item 5.     Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities........   25
  Item 6.     Selected Consolidated Financial Data.......................   26
  Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   29
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.   47
  Item 8.     Consolidated Financial Statements and Supplementary Data...   47
  Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure.................................   47
  Item 9A.    Controls and Procedures....................................   47
  Item 9B.    Other Information..........................................   47

Part III

  Item 10.    Directors, Executive Officers and Corporate Governance.....   48
  Item 11.    Executive Compensation.....................................   50
  Item 12.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...............   54
  Item 13.    Certain Relationships and Related Transactions, and
                Director Independence....................................   55
  Item 14.    Principal Accounting Fees and Services.....................   57

Part IV

  Item 15.    Exhibits, Financial Statement Schedules ...................   58

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



                                     PART I

                              ITEM 1. OUR BUSINESS


The Company

      We own and operate ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. Our owned and operated stations broadcast to the 9th, 40th, 41st, 57th, 60th, 67th and 100th largest national media markets in the United States, respectively, as defined by Nielsen Media Research, Inc. ("Nielsen"), and reach approximately 4.9% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 we launched The Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and the political electoral process. The operations of NewsChannel 8 and The Politico are integrated with WJLA.

      Our stations are owned and operated by ACC (WJLA-TV/NewsChannel 8), Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and
WBMA). Each company other than ACC is either a directly or indirectly wholly-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of AGI, which is controlled by Perpetual Corporation, which in turn is controlled by Mr. Joe L. Allbritton. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 1000 Wilson Boulevard, Suite 2700, Arlington, VA 22209, and our telephone number at that address is (703) 647-8700.

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

      Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses three methods of determining a station's ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called "set meter" measurement), while in smaller markets ratings are determined by weekly paper diaries only. A select number of the largest markets are measured by people meter technology (so called "local people meter" measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. is a local people metered market. The remaining markets are weekly diary markets. In September 2007, Nielsen announced its intention to convert all set metered markets to local people meter measurement by October 2011.

      Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In the past two decades, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, CW, ION and myNetworkTV have been launched as new broadcast television networks, along with specialized networks, Telemundo, Univision and TV Azteca.

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

      An affiliate of CW, myNetworkTV or ION network receives a smaller portion of each day's programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of CW, myNetworkTV or ION network must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks, which may partially offset their higher programming costs.

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

      Broadcast television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, Internet/website, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Traditional network programming generally achieves higher audience levels than syndicated programs aired by independent stations. However, as greater amounts of advertising time are retained and available for sale by FOX affiliates, smaller network affiliates and independent stations, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area's audience. Consolidation of cable system ownership in discrete markets (so-called "clustering") has enabled some cable operators to more efficiently sell time to local advertisers as well as to bid on local sports programming in competition with traditional broadcasters.

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

      In addition to cable and satellite programming, there has been substantial growth in video recording technology and playback systems, television game devices and new wireless/internet connected devices permitting "podcasting", wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves may now use excess capacity within their digital television channel to "multicast" discrete program offerings. This has further expanded the number of programming alternatives available to household audiences, along with non-broadcast alternatives, especially with respect to news, available over the rapidly expanding Internet. Video programming via the Internet is now emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer "video player" buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming. It is uncertain at this time whether and to what extent those new services will be a measurable competitor to us.

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

Station Information

      The following table sets forth general information for each of our owned stations as of May 2007, unless otherwise indicated:

                                                                           Market    Total
                                                                            Rank   Commercial
                                                   Analog      Digital       or    Competitors   Station    Rank in
   Designated                         Network      Channel     Channel      DMA     in Market    Audience    Market   Acquisition
   Market Area          Station     Affiliation   Frequency   Allocation    <F1>       <F2>      Share<F3>    <F4>       Date
   -----------          -------     -----------   ---------   ----------   ------  -----------   ---------  -------   -----------

Washington, D.C.          WJLA           ABC         7/VHF        39          9         6          22%          2      01/29/76
Birmingham
  (Anniston and
  Tuscaloosa),
  AL<F5>             WBMA/WCFT/WJSU      ABC           --         --         40         6          25%          2         --
   Birmingham             WBMA           ABC        58/UHF        --         --         --         --          --      08/01/97
   Anniston               WJSU           ABC        40/UHF         9         --         --         --          --      03/22/00<F6>
   Tuscaloosa             WCFT           ABC        33/UHF         5         --         --         --          --      03/15/96
Harrisburg-
  Lancaster-York-
  Lebanon, PA             WHTM           ABC        27/UHF        10         41         4          23%          2      03/01/96
Little Rock, AR           KATV           ABC         7/VHF        22         57         5          33%          1      04/06/83
Tulsa, OK                 KTUL           ABC         8/VHF        10         60         6          23%          2      04/06/83
Roanoke-Lynchburg, VA     WSET           ABC        13/VHF        34         67         4          24%          2      01/29/76<F7>
Charleston, SC            WCIV           ABC         4/VHF        34        100         4          21%          3      01/29/76<F7>

_______________
<F1> Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2007.
<F2> Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2007.
<F3> Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2007.
<F4> Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2007.
<F5> TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6> We began programming WJSU pursuant to a local marketing agreement in
     December 1995. In connection with the local marketing agreement, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU and completed our acquisition of WJSU on March 22, 2000. See "Owned Stations--WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama."
<F7> WSET and WCIV have been indirectly owned and operated by Joe L. Allbritton since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.

Business and Operating Strategy

      Our business strategy is to focus on building net operating revenues and net cash provided by operating activities. We intend to pursue selective acquisition or other expansion opportunities as they arise. Our acquisition strategy is to target network-affiliated television stations where we believe we can successfully apply our operating strategy and where such stations can be acquired on attractive terms. Targets include stations in midsized growth markets with what we believe to be advantageous business climates. Although we continue to review strategic investment and acquisition opportunities, no agreements or understandings are currently in place regarding any material investments or acquisitions.

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

      The broadcast and cable news services of WJLA and NewsChannel 8 are fully integrated along with The Politico. This combination represents the first and only newsgathering triopoly in the Nation's Capital.

      We have also sought to make use of the excess capacity of our digital broadcast channels. All but one of our stations operate local weather channels using this digital spectrum, and WJLA has also just launched Local POINT TV utilizing one of its digital subchannels. Local POINT TV generally consists of short segments focusing on local talent and local interests to the Washington, D.C. area as well as current news and entertainment information.

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


Owned Stations

   WJLA/NewsChannel 8/The Politico: Washington, D.C.
      Acquired by ACC in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license (held by ACCLI) expires on October 1, 2012. Washington, D.C. is the ninth largest DMA, with approximately 2,308,000 television households. We believe that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

      On September 16, 2002, ACC acquired the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial multi-channel video program distributors

("MVPD's") for the carriage of its programming to subscribers. Each of the cable operator affiliation agreements has an expiration date of December 31, 2011.

      In January 2007, we launched The Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. The Politico is advertising supported, with free, targeted distribution of over 25,000 print copies per issue. Publication is generally three times per week when Congress is in session and once per week when Congress is in recess. Print and other original content is continuously available without charge on politico.com.

      The operations of NewsChannel 8 and The Politico are integrated with those of WJLA in its studio and office facility, creating the first newsgathering triopoly in the Nation's Capital. The combination of these three operations allows for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources.

   WBMA/WCFT/WJSU:    Birmingham (Anniston and Tuscaloosa), Alabama

      We acquired WCFT in March 1996 and WJSU in March 2000 after previously programming the station pursuant to a time brokerage agreement. We also own a low power television station licensed to Birmingham, Alabama (WBMA).

      We serve the Birmingham market by simultaneously transmitting identical programming from our studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA+. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. We have retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining our primary news and sales presence in Birmingham. The ABC network affiliation is based upon carriage on both WCFT and WJSU and expires on December 31, 2012. The FCC licenses for the three stations expire on April 1, 2013. In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating what is now the 40th largest DMA with approximately 730,000 television households. The Birmingham DMA is served by six commercial television stations.

   WHTM:    Harrisburg-Lancaster-York-Lebanon, Pennsylvania

      Acquired by us in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expired August 1, 2007. An application for license renewal has been filed and is pending. The Harrisburg-Lancaster-York-Lebanon market, which consists of ten contiguous counties located in central Pennsylvania, is the 41st largest DMA, reaching approximately 724,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by four commercial television stations, one of which is a VHF station.

   KATV:    Little Rock, Arkansas

      Acquired by us in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expired on June 1, 2005. An application for license renewal has been filed and is pending. The Little Rock market is the 57th largest DMA, with approximately 552,000 television households. The Little Rock market has a diversified economy, serving as the seat of both state and local government and as home to numerous commercial businesses. The Little Rock market is served by five commercial television stations.

      Capitalizing on its exclusive rights to the University of Arkansas basketball and football schedules through the year 2011, KATV operates ARSN, which provides University of Arkansas sports programming to a network of 55 radio stations in two states. Certain broadcast television, cable pay-per-view and home video rights are also controlled by ARSN.

   KTUL:    Tulsa, Oklahoma

      Acquired by us in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires on June 1, 2014. Tulsa, Oklahoma is the 60th largest DMA, with approximately 520,000 television households. The Tulsa market is served by six commercial television stations.

   WSET:    Roanoke-Lynchburg, Virginia

      Acquired by us in 1996, WSET has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WSET's FCC license expires on October 1, 2012. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 67th largest DMA, with approximately 452,000 television households. The Lynchburg DMA is served by four commercial television stations.

   WCIV:    Charleston, South Carolina

      Acquired by us in 1996, WCIV has been indirectly owned and operated by Joe
L. Allbritton since 1976. The station is an ABC affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WCIV's FCC license expires on December 1, 2012. Charleston, South Carolina is the 100th largest DMA, with approximately 294,000 television households. The Charleston DMA is served by four commercial television stations.


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

      Generally, each affiliation agreement provides our stations with the right to broadcast programs transmitted by the network that includes designated advertising time, the revenue from which the network retains. For every hour or fraction thereof that the station broadcasts network programming, the network pays the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, prime-time programming generates the highest hourly rates.


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

      Other sources of competition include home entertainment systems (including video recording and playback systems, television game devices and new wireless/internet connected devices permitting "podcasting"), wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves may now use excess capacity within their digital television channel to "multicast" discrete program offerings. Programming alternatives, especially news, available on the Internet also provide non-broadcast alternatives available to the potential broadcast television audience. Video programming via the Internet is now also emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer "video player" buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming.

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

      In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, we cannot assure that each of our broadcast licenses will be renewed in the future. License renewal applications are currently pending for KATV and WHTM. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for WBMA/WCFT/WJSU and KTUL were renewed during Fiscal 2007 for full terms and are currently in effect with expiration dates of April 1, 2013 and June 1, 2014, respectively. The licenses for WSET and WCIV are currently in effect with expiration dates of October 1, 2012 and December 1, 2012, respectively. WJLA's license was renewed on October 19, 2007 for a full term and is currently in effect with an expiration date of October 1, 2012.

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

      Implementation of DTV service has imposed substantial additional costs on television stations providing the new duplicative service because of the need to purchase additional equipment and because some stations need to operate at higher utility costs. Further, we are currently unable to predict how the conversion to solely digital transmission will affect our business after the elimination of analog service. While the industry-wide transition from analog to digital delivery has currently yielded only limited opportunities to generate incremental revenue from the DTV service, we have sought to make use of the excess capacity of our digital broadcast channels. See "Our Business - Business and Operating Strategy."

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

      FCC rules governing national ownership limits generally permit ownership of attributable interests in stations reaching 39% of the nation's television households. The rules governing local ownership generally permit a single entity to have an attributable interest in no more than two television stations that serve the same DMA under limited circumstances. Similar restrictions limit the number of radio stations that could be co-owned with a television station in a market as well as common newspaper/broadcast station ownership. The rule prescribing common ownership of television stations and newspapers is not applicable to WJLA and The Politico since, as a specialty newspaper, it does not meet the definition of a "daily" newspaper or "general circulation" under FCC Rules.

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

      Additional Competition in the Video Services Industry: The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Video programming via the Internet is now emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer "video player" buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming. Although we cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcast industry in which we operate.

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


Employees

      As of September 30, 2007, we employed in full and part-time positions 1,046 persons, including 338 at WJLA/NewsChannel 8/The Politico, 137 at KATV, 132 at KTUL, 118 at WHTM, 112 at WBMA/WCFT/WJSU, 110 at WSET, 85 at WCIV and 14 in our corporate office. Of the employees at WJLA/NewsChannel 8, 128 are represented by one of three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The NABET/CWA collective bargaining agreement expires on December 31, 2010. The AFTRA collective bargaining agreement expires on September 30, 2009. The DGA collective bargaining agreement expires on January 27, 2009. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.


                              ITEM 1A. RISK FACTORS
                             (dollars in thousands)

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

Our substantial debt could adversely affect our financial condition and operational flexibility.
      We have a substantial amount of debt. As of September 30, 2007, our total debt, net of applicable discounts, consisted of $453,100 of 7 3/4% senior subordinated notes due December 15, 2012 and $31,000 outstanding under our $70,000 senior credit facility which matures August 23, 2011. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

      The degree to which we are leveraged could adversely affect us. For example, it could:

        o make it more difficult for us to satisfy our obligations with respect to our existing debt;
        o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which will reduce amounts available for working capital, capital expenditures and other general corporate purposes;
        o result in the sale of one or more of our stations to reduce our debt service obligations;
        o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
        o increase our vulnerability to general adverse economic and industry conditions;
        o place us at a competitive disadvantage compared to our competitors with less debt; and
        o limit our ability to borrow additional funds.

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

We operate in a very competitive business environment that could adversely affect our operations.
      The television industry is highly competitive. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. Broadcast television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, Internet/website, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Some of our competitors are subsidiaries of large national or regional companies that have greater resources, including financial resources, than we do. Our television stations are located in highly competitive markets. Accordingly, our results of operations will be dependent upon the ability of each station to compete successfully in its market, and there can be no assurance that any one of our stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of our competitors have or may, in the future, obtain greater resources, our ability to compete successfully in our broadcasting markets may be impeded.

We depend on advertising revenue, which can vary substantially from period to period based on many factors beyond our control.
      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which our stations operate. For Fiscal 2005, 2006 and 2007, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/News Channel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive-related advertising. Approximately 28%, 26% and 23% of our total broadcast revenues for the fiscal years ended September 30, 2005, 2006 and 2007, respectively, consisted of automotive-related advertising. A significant decrease in such advertising could adversely affect our operating results.

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

      License Renewal. Our business is dependent upon our continuing to hold broadcasting licenses from the FCC that are issued for terms of eight years. While in the vast majority of cases such licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, we cannot assure you that our licenses will be renewed upon their expiration dates. License renewal applications are currently pending for KATV and WHTM, which are currently operating under expired licenses. These stations will continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for all other of our stations are currently in effect with expiration dates ranging from October 1, 2012 to June 1, 2014. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications, it could prevent us from operating the affected stations and generating revenues. See "Our Business--Legislation and Regulation--License Renewal."

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

Possible strategic initiatives may impact our business.
      We are evaluating, and will continue to evaluate, the nature and scope of our operations and various short-term and long-term strategic considerations. There are uncertainties and risks relating to strategic initiatives. For example, acquisition opportunities may become more limited as a consequence of the consolidation of ownership occurring in the television broadcast industry. Also, prospective competitors may have greater financial resources than we do. Future acquisitions may not be available on attractive terms, or at all. Also, if we do make acquisitions, we may not be able to successfully integrate the acquired stations or businesses. With respect to divestitures, we may experience varying success in making such divestitures on favorable terms, if at all, or in reducing fixed costs or transferring liabilities previously associated with the divested television stations or businesses. Finally, any such acquisitions or divestitures will be subject to FCC approval and FCC rules and regulations. Any of these efforts would require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, there may be an adverse effect on our financial condition and operating results.

Our controlling stockholder may have interests that conflict with holders of our debt.
      Joe L. Allbritton controls our Company. Accordingly, Mr. Allbritton is able to control our operations and policies, and the vote on all matters submitted to a vote of our stockholder, including, but not limited to, electing directors, adopting amendments to ACC's certificate of incorporation and approving mergers or sales of substantially all of ACC's assets. Circumstances may occur in which the interests of Mr. Allbritton, as the controlling equity holder, could be in conflict with the interests of the holders of our debt. In addition, Mr. Allbritton could pursue acquisitions, divestitures or other transactions that, in his judgment, could enhance his equity investment, even though such transactions might involve risks to the holders of the notes. See "Ownership of Capital Stock-- ACC Common Stock" and "Certain Relationships and Related Transactions."

We have paid dividends and made advances to related parties, and we expect to continue to do so in the future.
      ACC has made advances to certain related parties. Because, at present, such related parties' primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder's investment in our consolidated balance sheets. The stockholder's deficit at September 30, 2006 and 2007 was $327,770 and $366,527, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions." Under our debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.
      Currently, there are three bargaining agreements with unions representing 128 of our full and part-time employees at WJLA/NewsChannel 8. Although we have reached agreements with all of these unions, we cannot assure you about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See "Our Business - Employees."

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

      The following table describes the general characteristics of our principal real property:


                                                                                                      Lease
                                                                                                    Expiration
Facility                Market/Use                        Ownership        Approximate Size            Date
--------------------    ----------------------            -------------    ------------------       -----------
WJLA/NewsChannel 8      Rosslyn, VA
                        Office/Studio                     Leased           79,870 sq. ft.            6/30/17

                        Prince George's, MD
                        Tower - Weather                   Leased           1 acre                    3/31/11

                        Washington, D.C.
                        Tower/Transmitter                 Joint Venture    108,000 sq. ft.             N/A
                        Office                            Leased           1,500 sq. ft.             12/28/11

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

KATV                    Little Rock, AR
                        Office/Studio                     Owned            20,500 sq. ft.              N/A
                        Office/Studio                     Leased           1,500 sq. ft.             1/31/09
                        Office/Studio                     Leased           1,570 sq. ft.             Monthly
                        Tower/Transmitter                 Owned            188 acres                   N/A
                        Annex/Garage                      Owned            67,400 sq. ft.              N/A

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



                                     PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

      The selected consolidated financial data for the fiscal years ended September 30, 2003, 2004, 2005, 2006 and 2007 are derived from our consolidated financial statements. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere herein.


                                                                              Fiscal Year Ended September 30,
                                                            ------------------------------------------------------------------
                                                               2003          2004          2005          2006          2007
                                                            ----------    ----------    ----------    ----------    ----------
Statement of Operations Data:
Operating revenues, net..................................   $  202,590    $  203,270    $  200,427    $  223,399    $  226,146
Television operating expenses, excluding depreciation
   and amortization......................................      125,224       127,586       124,082       124,871       138,588
Depreciation and amortization<F1>........................       10,785         9,908         9,170         8,666         8,712
Corporate expenses.......................................        6,379         4,908         6,012         5,000         6,106
Operating income.........................................       60,202        60,868        61,163        84,862        72,740
Interest expense.........................................       40,647        36,759        36,729        36,234        37,213
Interest income..........................................          343            24            71           147           208
Interest income-related party............................           88           162           262           226           430
Loss on early repayment of debt<F2>......................       23,194           --            --            --            --
(Loss) income before cumulative effect of change in
   accounting principle..................................       (2,951)       13,581        13,642        31,509        22,614
Cumulative effect of change in accounting
   principle<F1><F3>.....................................        2,973           --            --         48,728           --
Net (loss) income........................................       (5,924)       13,581        13,642       (17,219)       22,614


                                                                                    As of September 30,
                                                            ------------------------------------------------------------------
                                                               2003          2004          2005          2006          2007
                                                            ----------    ----------    ----------    ----------    ----------
Balance Sheet Data:
Total assets.............................................   $  262,010    $  253,978    $  241,744    $  176,021    $  169,049
Total debt<F4>...........................................      467,688       465,675       460,755       452,846       484,100
Stockholder's investment.................................     (275,800)     (281,176)     (287,414)     (327,770)     (366,527)


                                                                              Fiscal Year Ended September 30,
                                                            ------------------------------------------------------------------
                                                               2003          2004          2005          2006          2007
                                                            ----------    ----------    ----------    ----------    ----------
Cash Flow Data<F5>:
Cash flow from operating activities......................   $   23,938    $   30,959    $   27,266    $   41,374    $   31,092
Cash flow from investing activities......................       (7,634)       (5,712)       (4,593)       (6,670)       (5,889)
Cash flow from financing activities......................      (19,325)      (21,268)      (25,725)      (31,309)      (30,401)

Financial Ratios and Other Data:
Operating income margin..................................         29.7%         29.9%         30.5%         38.0%         32.2%
Capital expenditures.....................................        7,700         5,816         4,660         8,836         6,052

                                                                                                       (Footnotes on following page)


Footnotes
(dollars in thousands)

<F1> Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and
     Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 became effective for the Company's fiscal year ended September 30, 2003. As required, effective October 1, 2002 we changed our method of accounting for intangible assets. As a result, we ceased amortization of our broadcast license intangible assets effective October 1, 2002. In addition, we performed the first of the required impairment tests on our indefinite lived intangible assets. As a result of these tests, we determined that one of our broadcast licenses was impaired. Accordingly, we recorded a non-cash, after-tax impairment charge of $2,973 relating to the carrying value of our broadcast licenses. This charge was recorded as a cumulative effect of a change in accounting principle.

<F2> On December 20, 2002, we issued $275,000 principal amount of 7 3/4% senior subordinated notes at par. As of January 21, 2003, we had used the net proceeds from the offering, together with approximately $15,500 of borrowings under our senior credit facility, to purchase and redeem all of our outstanding 9 3/4% senior subordinated debentures as well as to pay the fees and expenses associated with the offering of the 7 3/4% notes.

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


<F3> In September 2004, the Securities Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 became effective at the beginning of our year ended September 30, 2006. As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 4."

<F4> Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.

<F5> Cash flows from operating, investing and financing activities were determined in accordance with GAAP. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."

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

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2005, 2006 and 2007, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate. We are also dependent on automotive-related advertising. Approximately 28%, 26% and 23% of our total broadcast revenues for the years ended September 30, 2005, 2006 and 2007, respectively, consisted of automotive-related advertising. A significant decrease in such advertising in the future could materially and adversely affect our operating results.

Operating Revenues

      The following table depicts the principal types of operating revenues, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total operating revenues, before fees.


                                                               Fiscal Year Ended September 30,
                                            -----------------------------------------------------------------------
                                                   2005                     2006                      2007
                                            --------------------     --------------------      --------------------
                                            Dollars      Percent     Dollars      Percent      Dollars      Percent
                                            -------      -------     -------      -------      -------      -------

Local and national<F1>................    $ 179,043       87.5%    $ 197,334       86.5%     $ 194,662       84.3%
Political<F2>.........................        4,536        2.2%        8,180        3.6%         9,826        4.3%
Subscriber fees<F3>...................        8,375        4.1%        9,260        4.1%        10,410        4.5%
Network compensation<F4>..............        2,867        1.4%        2,796        1.2%         3,771        1.6%
Trade and barter<F5>..................        5,884        2.9%        5,628        2.5%         6,104        2.6%
Other revenues........................        3,888        1.9%        4,907        2.1%         6,120        2.7%
                                          ---------      ------    ---------      ------     ---------      ------
Operating revenues....................      204,593      100.0%      228,105      100.0%       230,893      100.0%
                                                         ======                   ======                    ======
Fees<F6>..............................       (4,166)                  (4,706)                   (4,747)
                                          ---------                ---------                 ---------
Operating revenues, net...............    $ 200,427                $ 223,399                 $ 226,146
                                          =========                =========                 =========

______________
<F1>   Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2>   Represents sale of advertising to political advertisers.
<F3>   Represents subscriber fees earned from cable operators and DBS providers.
<F4>   Represents payment by network for broadcasting or promoting network programming.
<F5>   Represents value of commercial time exchanged for goods and services
       (trade) or syndicated programs (barter).
<F6>   Represents fees paid to national sales representatives and fees paid for music licenses.

      Local and national advertising constitutes our largest category of operating revenues, representing 84% to 88% of our total operating revenues in each of the last three fiscal years. Local and national advertising revenues decreased 0.2% in Fiscal 2005, increased 10.2% in Fiscal 2006, and decreased 1.4% in Fiscal 2007.

Results of Operations--Fiscal 2007 Compared to Fiscal 2006

      Set forth below are selected consolidated financial data for Fiscal 2006 and 2007, respectively, and the percentage change between the years.


                                                        Fiscal Year Ended         Percentage
                                                          September 30,             Change
                                                    ------------------------      ----------
                                                       2006           2007
                                                    ---------      ---------
Operating revenues, net.........................    $ 223,399      $ 226,146          1.2%
Total operating expenses........................      138,537        153,406         10.7%
                                                    ---------      ---------
Operating income................................       84,862         72,740        (14.3)%
Nonoperating expenses, net......................       35,011         36,309          3.7%
Income tax provision............................       18,342         13,817        (24.7)%
                                                    ---------      ---------
Income before cumulative effect of change
   in accounting principle......................       31,509         22,614        (28.2)%
Cumulative effect of change in accounting
   principle, net of income tax benefit.........       48,728            --           --
                                                    ---------      ---------
Net (loss) income...............................    $ (17,219)     $  22,614          --
                                                    =========      =========


   Net Operating Revenues

      Net operating revenues for Fiscal 2007 totaled $226,146, an increase of $2,747, or 1.2%, as compared to Fiscal 2006.

      Local and national advertising revenues decreased $2,672, or 1.4%, from Fiscal 2006. The decrease in local and national advertising revenues primarily reflected decreased demand for local and national advertising in our Washington, D.C. market partially offset by increased local and national advertising revenues from The Politico which launched on January 23, 2007. The decreased local and national advertising revenues during Fiscal 2007 were also impacted by displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections as well as incremental revenue generated in the prior year associated with the February 2006 broadcast of the Super Bowl by the ABC network (broadcast by the CBS network in 2007).

      Political advertising revenues increased by $1,646, or 20.1%, in Fiscal 2007 from Fiscal 2006. Political advertising revenues increased due to various high-profile local political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007. This increase was partially offset by advertising generated during the first quarter of Fiscal 2006 related to the November 2005 Virginia Governor's election, advertising during the second and third quarters of Fiscal 2006 related to local primary elections, and advertising during the fourth quarter of Fiscal 2006 leading up to the November 2006 elections.

      Subscriber fees increased $1,150, or 12.4%, during Fiscal 2007 as compared to the prior fiscal year. This increase was due to an increase in the overall number of subscribers as well as various contractual increases in the monthly per subscriber rates.

      Network compensation revenue increased $975, or 34.9%, during the year ended September 30, 2007 versus Fiscal 2006. This increase was due primarily to the July 31, 2006 expiration of certain provisions of ABC's National Football League ("NFL") programming rights arrangement with its affiliates, which principally involved the exchange of additional primetime inventory for reduced network compensation, in conjunction with ABC's non-renewal of NFL programming rights beyond the 2005 NFL season. This increase was partially offset by a decreased rate of compensation in Fiscal 2007 as compared to Fiscal 2006 pursuant to our long-term affiliation agreement with ABC.

      No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2007 or 2006.

   Total Operating Expenses

      Total operating expenses in Fiscal 2007 were $153,406, an increase of $14,869, or 10.7%, compared to total operating expenses of $138,537 in Fiscal 2006. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $13,717, an increase in depreciation and amortization of $46 and an increase in corporate expenses of $1,106.

      Television operating expenses, excluding depreciation and amortization, totaled $138,588 in Fiscal 2007, an increase of $13,717, or 11.0%, when compared to television operating expenses of $124,871 in Fiscal 2006. This increase was due primarily to an overall increase in employee compensation and benefits, increased programming expense and new operating expenses for The Politico. Employee compensation and benefits increased 11.0% during Fiscal 2007 as compared to the prior fiscal year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of The Politico. The increase in programming expense of 8.0% resulted primarily from renewals of several existing programs as well as the replacement of certain programming with new programming at higher rates. In addition to new personnel as discussed above, operating expenses associated with producing and distributing The Politico since its January 2007 launch also contributed to the increase in overall operating expenses during Fiscal 2007.

      Corporate expenses in Fiscal 2007 increased $1,106, or 22.1%, from Fiscal 2006 due to a variety of increased expenses primarily including executive compensation and related costs.

   Operating Income

      Operating income of $72,740 in Fiscal 2007 decreased $12,122, or 14.3%, compared to operating income of $84,862 in Fiscal 2006. The operating income margin in Fiscal 2007 decreased to 32.2% from 38.0% for the prior fiscal year. The decreases in operating income and margin during Fiscal 2007 were primarily the result of total operating expenses increasing by a greater amount than net operating revenues, as discussed above.

   Nonoperating Expenses, Net

      Interest Expense. Interest expense increased by $979, or 2.7%, from $36,234 in Fiscal 2006 to $37,213 in Fiscal 2007. The increase in interest expense was primarily due to the increase in the average balance of debt outstanding during Fiscal 2007 as compared to the prior fiscal year. The average balance of debt outstanding, including capital lease obligations, for Fiscal 2006 and 2007 was $460,837 and $475,871, respectively, and the weighted average interest rate on debt during each year was 7.7%.

       Other, Net. Other, net nonoperating income was $266 for Fiscal 2007 as compared to $850 for the prior fiscal year. The difference of $584 primarily resulted from a gain on the sale of our corporate aircraft during Fiscal 2006, partially offset by a gain on the exchange of equipment with Sprint Nextel Corporation ("Nextel") during Fiscal 2007 as discussed below.

      The FCC has granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. Two of our markets have exchanged equipment with Nextel. During the year ended September 30, 2007, the excess of fair market value as compared to book value of equipment exchanged and placed into service of $1,256 was recorded as a non-cash gain in other, net nonoperating income.

   Income Taxes

      The provision for income taxes in Fiscal 2007 totaled $13,817, a decrease of $4,525, or 24.7%, when compared to the provision for income taxes of $18,342 in Fiscal 2006. The decrease in the provision for income taxes was primarily due to the $13,420, or 26.9%, decrease in pre-tax income.

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

   Net Income

      For Fiscal 2007, the Company recorded net income of $22,614 as compared to a net loss of $17,219 for Fiscal 2006. The increase in net income during Fiscal 2007 was primarily due to the cumulative effect of change in accounting principle during the prior year, partially offset by decreased operating income, as discussed above.

Results of Operations--Fiscal 2006 Compared to Fiscal 2005

      Set forth below are selected consolidated financial data for Fiscal 2005 and 2006, respectively, and the percentage change between the years.


                                                        Fiscal Year Ended         Percentage
                                                          September 30,             Change
                                                    ------------------------      ----------
                                                       2005           2006
                                                    ---------      ---------

Operating revenues, net.........................    $ 200,427   $    223,399         11.5%
Total operating expenses........................      139,264        138,537         (0.5)%
                                                    ---------      ---------
Operating income................................       61,163         84,862         38.7%
Nonoperating expenses, net......................       38,100         35,011         (8.1)%
Income tax provision............................        9,421         18,342         94.7%
                                                    ---------      ---------
Income before cumulative effect of
   change in accounting principle...............       13,642         31,509        131.0%
Cumulative effect of change in accounting
   principle, net of income tax benefit.........          --          48,728          --
                                                    ---------      ---------
Net income (loss)...............................    $  13,642      $ (17,219)         --
                                                    =========      =========

   Net Operating Revenues

      Net operating revenues for Fiscal 2006 totaled $223,399, an increase of $22,972, or 11.5%, as compared to Fiscal 2005.

      Local and national advertising revenues increased $18,291, or 10.2%, from Fiscal 2005. The increase in local and national advertising revenues reflected increased local and national advertising revenues in a majority of our markets, with particular growth in demand by local and national advertisers in our Washington, D.C., Birmingham and Charleston markets. This increase in demand was partially attributable to established increases in ratings for certain ABC primetime programming during Fiscal 2006, the strength of our local news franchises and our continued focus on new local business development. Additionally, the increase reflected increased advertising revenue related to the broadcast of the Super Bowl by the ABC network in February 2006 (broadcast by the FOX network in 2005 and the CBS network in 2004).

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

      No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2006 or 2005.

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

      As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $27,266, $41,374 and $31,092 for Fiscal 2005, 2006 and 2007, respectively. The increase in cash provided by operating activities from Fiscal 2005 to Fiscal 2006 was the result of increased income before cumulative effect of change in accounting principle (exclusive of the gain on sale of our corporate aircraft) during Fiscal 2006. The decrease in cash provided by operating activities from Fiscal 2006 to Fiscal 2007 was the result of decreased income before cumulative effect of change in accounting principle during Fiscal 2007.

   Distributions to Related Parties

      We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2005, 2006 and 2007, we made cash advances net of repayments to Perpetual of $19,880, $23,137 and $61,371, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

      At present, the primary sources of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2007 and through December 12, 2007, we made additional net distributions to owners of $8,995.

      During Fiscal 2005, 2006 and 2007, we were charged by Perpetual and made payments under a tax sharing agreement with Perpetual for federal and state income taxes totaling $6,853, $15,480 and $9,734, respectively.

      Stockholder's deficit amounted to $366,527 at September 30, 2007, an increase of $38,757, or 11.8%, from the September 30, 2006 deficit of $327,770. The increase was due to a net increase in distributions to owners of $61,371, partially offset by net income of $22,614.

   Indebtedness

      Our total debt, including the current portion of long-term debt, increased from $452,846 at September 30, 2006 to $484,100 at September 30, 2007. This debt, net of applicable discounts, consists of $453,100 of 7 3/4% senior subordinated notes due December 15, 2012 and $31,000 outstanding under our senior credit facility. The increase of $31,254 in total debt from September 30, 2006 to September 30, 2007 was primarily due to net draws under the senior credit facility of $31,000.

      Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates either from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

      Under our existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2007, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

   Other Uses of Cash

      During Fiscal 2005, 2006 and 2007, we made $4,660, $8,836 and $6,052, respectively, of capital expenditures. At this time, we estimate that capital expenditures for Fiscal 2008 will be in the approximate range of $7,000 to $9,000 and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the conversion of WJLA/NewsChannel 8 to full high-definition local production during the latter part of the fiscal year. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

      We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. During Fiscal 2005, 2006 and 2007, we made cash payments of approximately $16,800, $11,600 and $10,800, respectively, for rights to television programs. The decreases in cash paid for programming during Fiscal 2006 and Fiscal 2007 as compared to Fiscal 2005 were the result of renewals of certain syndicated programming contracts under more favorable terms as well as the conversion of certain time periods from syndicated programming to local news or other locally produced programming. We anticipate cash payments for program rights will be in the approximate range of $11,000 to $13,000 per year for Fiscal 2008 through 2012. We currently intend to fund these commitments with cash provided by operations.

      The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2007:


                                                   Fiscal Year Ending September 30,
                                      ----------------------------------------------------------
                                        2008        2009        2010         2011         2012      Thereafter      Total
                                      --------    --------    --------     --------     --------    ----------    ---------
Long-term debt....................    $    --     $    --     $    --      $ 31,000     $    --      $ 455,000    $ 486,000
Programming contracts --
   currently available............      12,476         620         623          385          --            --        14,104
Programming contracts --
   future commitments.............       2,536      12,346      11,904       10,882        4,071           --        41,739
Operating leases..................       4,582       4,464       4,350        4,296        4,191        23,729       45,612
Employment contracts..............      11,345       1,751         595           75          --            --        13,766
Deferred compensation.............         369         369         369          369          168            96        1,740
                                      --------    --------    --------     --------     --------     ---------    ---------
      Total.......................    $ 31,308    $ 19,550    $ 17,841     $ 47,007     $  8,430     $ 478,825    $ 602,961
                                      ========    ========    ========     ========     ========     =========    =========


         We also have certain obligations and commitments under various executory agreements to make future payments for goods and services. These agreements secure the future rights to certain goods and services to be used in the normal course of operations.

      Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

      ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2007, 58% of the assets of ACC were held by operating subsidiaries and for Fiscal 2007, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

   Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As is customary in the broadcasting industry, we do not require collateral for our credit sales, which are typically due within thirty days. If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

   Intangible Assets

      Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets, net of accumulated amortization, were $42,486 and $42,327 as of September 30, 2006 and 2007, respectively.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for our fiscal year ending September 30, 2009. We are currently evaluating the impact, if any, that SFAS No. 157 may have on our financial position or results of operations.

Off-Balance Sheet Arrangements

       We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK
                             (dollars in thousands)

      At September 30, 2007, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At September 30, 2007, the carrying value of such debt was $453,100, the fair value was approximately $460,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.


                  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

      See Index on page F-1.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                        ITEM 9A. CONTROLS AND PROCEDURES

      The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-K is made known to them by others on a timely basis.

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

      Executive officers and directors of ACC are as follows:

 Name                      Age                      Title
-----------------------    ---    ----------------------------------------------
Barbara B. Allbritton       70    Executive Vice President and Director

Robert L. Allbritton        38    Chairman, Chief Executive Officer and Director

Frederick J. Ryan, Jr.      52    Vice Chairman, President, Chief Operating
                                    Officer and Director

Jerald N. Fritz             56    Senior Vice President, Legal and Strategic
                                    Affairs, General Counsel

Stephen P. Gibson           42    Senior Vice President and Chief Financial
                                    Officer

James C. Killen, Jr.        45    Vice President, Sales

_____________

      BARBARA B. ALLBRITTON has been a Director of ACC since its inception, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves as an officer and/or director of each of ACC's television subsidiaries, as well as Perpetual, The Allbritton Foundation and the Allbritton Art Institute. She currently serves as a trustee of Baylor College of Medicine and a director of Blair House Restoration Fund. She was formerly a director of Riggs Bank N.A. and The Foundation for the National Archives. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See "Certain Relationships and Related Transactions."

      ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC's subsidiaries, The Allbritton Foundation and the Allbritton Art Institute. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. He is also Publisher of The Politico, which launched in January 2007. In addition to his positions with ACC, Mr. Allbritton was the Chairman of the Board of Directors and Chief Executive Officer of Riggs National Corporation ("Riggs") from 2001 until 2005 and a Director of Riggs from 1994 until 2005. Mr. Allbritton has served on the Board of Directors of the Washington Hospital Center and the Lyndon B. Johnson Foundation since 2002. He has also served on the Board of

Trustees of The George Washington University since 2002 and Wesleyan University since 2003. He served on the Board of Directors of Juniper Content Corporation from January to November 2007. He is the son of Joe L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions."

      FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He is also President and Chief Executive Officer of The Politico, which launched in January 2007. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Vice Chairman of the White House Historical Association, a trustee of Ford's Theatre, a trustee of Ronald Reagan Institute of Emergency Medicine at George Washington University and a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California.

      JERALD N. FRITZ has been part of ACC's management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters ("NAB"). Mr. Fritz is a former division chair of the Communications Forum of the American Bar Association and currently serves on the NAB's Copyright Committee and Digital TV Task Force as well as the Co-Chair of the Pre-Publication Committee of the Media Law Resource Center.

      STEPHEN P. GIBSON has been a Senior Vice President of ACC since February 2001 and a Vice President since 1997. He has served as Chief Financial Officer since 1998 and Controller from 1997, when he joined the Company, to 1998. He is also Assistant Treasurer of The Allbritton Foundation and Vice President of Perpetual and each of ACC's subsidiaries. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager. He served as an elected director of the Broadcast Cable Financial Management Association from 2002 until 2005.

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


                         ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

      Overview and Objectives

      Our executive compensation program is designed to attract, retain and reward qualified executives and encourage decisions and actions that have a positive impact on Company performance. It is our objective to set total executive compensation at a level that attracts and retains strong, competent leadership for the Company. A further objective of the compensation program is to provide incentives and rewards to each executive for their contribution to the Company.

      The Company's compensation program, primarily consisting of salary and bonus payments to the Company's executive officers, who are named in the Summary Compensation Table appearing elsewhere in this Item and are referred to as the "named executive officers," is a cash program. At this time, there are no stock options, stock awards or any other equity-based programs as part of the Company's compensation program.

      The Company's executives do not have employment agreements that might include provisions for change in control, severance arrangements, equity or security ownership, or other such matters.

      Compensation Process

      We do not have a compensation committee of our Board of Directors, and our Board generally does not seek input from outside compensation consultants with respect to annual compensation decisions.

      Our Chairman and Chief Executive Officer, with input from our President and Chief Operating Officer, annually reviews the performance of each of the named executive officers and determines their compensation levels. Compensation levels for our Chairman and Chief Executive Officer and President and Chief Operating Officer are established in the same manner as our other executive officers in consultation with the third member of our Board of Directors.

      Elements of Compensation

      The principal elements of the Company's executive compensation consist of the following:

        o Base Salary;
        o Annual Cash Bonuses;
        o Perquisites and Other Compensation; and
        o Health Benefits.

      Base Salary. The base salary component of the Company's executive compensation program provides each named executive officer with a fixed minimum amount of cash compensation throughout the year. Salaries are determined by position, which takes into consideration the responsibilities and job performance of each named executive officer and competitive market compensation paid by other companies for similar positions. Base salary amounts are determined in the first quarter of the fiscal year.

      Annual Cash Bonuses. The Company does not utilize defined formulas for bonuses paid to its executive officers, including its named executive officers. The payment of cash bonuses is made on a discretionary basis and is determined based on an evaluation of each executive's individual performance. The annual cash bonuses are intended to reward individuals based on their contributions to the overall success of the Company. Bonuses are generally paid in the first quarter following the end of the fiscal year for which performance is being rewarded.

      Perquisites and Other Compensation. We also provide our named executive officers with other benefits that we believe are reasonable and consistent with the stated objectives of the Company's executive compensation program. Such benefits include the following:

        o Company contributions to our defined contribution 401(k) savings plan;
        o Use of a Company-provided automobile or payment of an automobile allowance;
        o Company-paid parking; and
        o Reimbursement for membership in certain clubs.

      The Company provides all eligible employees a 50% matching contribution on up to 6% of compensation deferred through an IRS qualified 401(k) savings plan. Under the 401(k) plan, employees may contribute a portion of their compensation subject to IRS limitations. The Company does not have a defined benefit pension plan.

      Health Benefits. All full-time employees, including our named executive officers, may participate in our group health benefit program, including medical, dental and vision care coverage, disability insurance and life insurance. In addition, our named executive officers are also covered under a supplemental executive long-term disability insurance program.

      Determination of Fiscal 2007 Compensation

      Our goals for Fiscal 2007 were to provide an executive compensation program that was equitable in a competitive marketplace and recognized and rewarded individual achievements. To achieve such goals, we relied primarily on base salaries, cash bonuses and other compensation for each of our named executive officers. Compensation levels for each named executive officer were determined based on the position and responsibility of such executive, his impact on the operation and financial performance of the Company and the knowledge and experience of such executive. These factors were considered as a group, without particular weight given to any single factor, and were necessarily subjective in nature.

Summary Compensation Table

      The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal year ended September 30, 2007:


                                      Fiscal                                     All Other
Name and Principal Position            Year         Salary         Bonus       Compensation<F5>     Total
--------------------------------      ------      ---------     ---------      ----------------   ---------
Robert L. Allbritton<F1>               2007       $ 550,000     $ 250,000         $    --         $ 800,000
    Chairman and
    Chief Executive Officer

Frederick J. Ryan, Jr.<F2>             2007         500,000       250,000           40,554          790,554
    President and Chief
    Operating Officer

Stephen P. Gibson<F3>                  2007         300,000       125,000           36,073          461,073
    Senior Vice President and
    Chief Financial Officer

James C. Killen, Jr.                   2007         300,000       110,000           38,956          448,956
    Vice President, Sales


Jerald N. Fritz<F4>                    2007         275,000       100,000           35,847          410,847
    Senior Vice President, Legal
    and Strategic Affairs

______________
<F1> Robert L. Allbritton is paid cash compensation by Perpetual for services to
     Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
<F2> Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to
     ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F3> Stephen P. Gibson is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Gibson is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F4> Jerald N. Fritz is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Fritz, $11,000 represents the portion of such compensation related to Perpetual, and has been allocated to Perpetual.
<F5> Amounts in this column consist of dollar values of perquisites and other benefits including amounts contributed by the Company on behalf of our named executive officers to our defined contribution 401(k) savings plan, use of a Company-provided automobile or an automobile allowance, premiums for group health and term life insurance and executive disability plans, parking and club membership reimbursements.


Compensation of Directors

      Our directors are not separately compensated for membership on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

      We do not have a compensation committee of our Board of Directors. Our Chairman and Chief Executive Officer, with input from our President and Chief Operating Officer, annually reviews the performance of each of the named executive officers and determines their compensation levels. Compensation levels for our Chairman and Chief Executive Officer and President and Chief Operating Officer are established in the same manner as our other executive officers in consultation with the third member of our Board of Directors, who is also an Exective Officer of the Company.




Compensation Committee Report

      Our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2007.

                                                   Barbara B. Allbritton
                                                   Robert L. Allbritton
                                                   Frederick J. Ryan, Jr.



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


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                           AND DIRECTOR INDEPENDENCE
                             (dollars in thousands)

Distributions to Related Parties

      ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2007, ACC made cash advances to Perpetual of $73,181 and Perpetual made repayments on these cash advances of $11,810. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $9,734. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $430. See "Income Taxes" below.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2007 and through December 12, 2007, we made additional net distributions to owners of $8,995.

Management Fees

      We paid management fees of $750 to Perpetual for Fiscal 2007, and we expect that management fees to be paid to Perpetual during Fiscal 2008 will approximate the amount paid for Fiscal 2007. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the net allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

      We lease certain office space to Irides, LLC ("Irides"). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. Charges for this space totaled $141 for Fiscal 2007, and we expect to receive $145 during Fiscal 2008. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Internet Services

      We have entered into various agreements with Irides to provide our stations with web site design, hosting and maintenance services. We incurred fees of $416 to Irides during Fiscal 2007, and we expect to pay fees to Irides during Fiscal 2008 for services performed of approximately $550. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

Director Independence

      There are no independent members of our Board of Directors as each member of our Board is also an executive officer of the Company. As the Company is privately held, the Board of Directors is not currently considering expanding its members in order to include independent directors.


Review and Approval of Transactions with Related Parties

      The Company is subject to various restrictive covenants covering transactions with related parties under its existing debt agreements. Our directors and executive officers are made aware of the Company's obligations to identify, process, and disclose such transactions in order to comply with these covenants. Our directors and executive officers are also expected to promptly disclose to the Chairman and Chief Executive Officer or the President and Chief Operating Officer, for review and approval, the material facts of any transaction that could be considered a related party transaction that is otherwise permissible under the terms of the Company's debt covenants.

      On an annual basis, each director and executive officer of the Company must complete and certify to a Director and Officer Questionnaire that requires disclosure of any transaction, arrangement or relationship with the Company during the last fiscal year in which the director or executive officer, or any member of his or her immediate family, had a direct or indirect material interest. Any transaction, arrangement, or relationship disclosed in the Director and Officer Questionnaire is reviewed and considered by our General Counsel with respect to any conflicts of interest.



                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
                             (dollars in thousands)

      PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2007 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2008.

      The fees billed by PricewaterhouseCoopers LLP for 2006 and 2007 were as follows:


                                                 2006      2007
                                                -----     -----
      Audit fees.............................   $ 298     $ 297
      Audit-related fees.....................      28        28
      Tax fees...............................     --        --
      All other fees.........................       5         5
                                                -----     -----
       Total.................................   $ 331     $ 330
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page



Report of Independent Registered Public Accounting Firm..................   F-2
Consolidated Balance Sheets as of September 30, 2006 and 2007............   F-3
Consolidated Statements of Operations and Retained Earnings
   for Each of the Years Ended September 30, 2005, 2006 and 2007.........   F-4
Consolidated Statements of Cash Flows for Each of the Years
   Ended September 30, 2005, 2006 and 2007...............................   F-5
Notes to Consolidated Financial Statements...............................   F-6
Financial Statement Schedule for the Years Ended September 30,
   2005, 2006 and 2007
     II--Valuation and Qualifying Accounts and Reserves..................   F-21

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
McLean, VA
December 12, 2007

                                    ALLBRITTON COMMUNICATIONS COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands except share information)

                                                                                                September 30,
                                                                                           ---------------------
                                                                                             2006         2007
                                                                                           --------     --------
ASSETS
Current assets
      Cash and cash equivalents .......................................................   $   7,600    $   2,402
      Accounts receivable, less allowance for doubtful accounts of $1,240 and $1,547 ..      41,293       44,048
      Program rights ..................................................................      10,113       10,610
      Deferred income taxes ...........................................................       1,319        1,441
      Other ...........................................................................       1,602        2,140
                                                                                          ---------    ---------
            Total current assets ......................................................      61,927       60,641

Property, plant and equipment, net ....................................................      45,145       43,863
Intangible assets, net ................................................................      42,486       42,327
Cash surrender value of life insurance ................................................      12,224       12,611
Program rights ........................................................................       1,469        1,262
Deferred income taxes .................................................................       5,925        2,643
Deferred financing costs and other ....................................................       6,845        5,702
                                                                                          ---------    ---------
                                                                                          $ 176,021    $ 169,049
                                                                                          =========    =========

LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current liabilities
      Current portion of long-term debt ...............................................   $      30    $    --
      Accounts payable ................................................................       3,040        3,328
      Accrued interest payable ........................................................      10,383       10,595
      Program rights payable ..........................................................      12,154       12,476
      Accrued employee benefit expenses ...............................................       5,593        6,322
      Other accrued expenses ..........................................................       7,570        4,822
                                                                                          ---------    ---------
            Total current liabilities .................................................      38,770       37,543

Long-term debt ........................................................................     452,816      484,100
Program rights payable ................................................................       1,125        1,628
Accrued employee benefit expenses .....................................................       1,801        1,565
Deferred rent and other ...............................................................       9,279       10,740
                                                                                          ---------    ---------
            Total liabilities .........................................................     503,791      535,576
                                                                                          ---------    ---------

Commitments and contingent liabilities (Note 9)
Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized, none issued .............        --           --
      Common stock, $.05 par value, 20,000 shares authorized, issued and
         outstanding ..................................................................           1            1
      Capital in excess of par value ..................................................      49,631       49,631
      Retained earnings ...............................................................       5,040       27,654
      Distributions to owners, net (Note 7) ...........................................    (382,442)    (443,813)
                                                                                          ---------    ---------
            Total stockholder's investment ............................................    (327,770)    (366,527)
                                                                                          ---------    ---------
                                                                                          $ 176,021    $ 169,049
                                                                                          =========    =========


                    See accompanying notes to consolidated financial statements.

                                 ALLBRITTON COMMUNICATIONS COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                      (Dollars in thousands)

                                                                                  Year Ended September 30,
                                                                             ----------------------------------
                                                                               2005         2006         2007
                                                                             --------     --------     --------

Operating revenues, net .................................................   $ 200,427    $ 223,399    $ 226,146
                                                                            ---------    ---------    ---------

Television operating expenses, excluding depreciation and amortization ..     124,082      124,871      138,588
Depreciation and amortization ...........................................       9,170        8,666        8,712
Corporate expenses ......................................................       6,012        5,000        6,106
                                                                            ---------    ---------    ---------
                                                                              139,264      138,537      153,406
                                                                            ---------    ---------    ---------
Operating income ........................................................      61,163       84,862       72,740

Nonoperating income (expense)
      Interest income
            Related party ...............................................         262          226          430
            Other .......................................................          71          147          208
      Interest expense ..................................................     (36,729)     (36,234)     (37,213)
      Other, net ........................................................      (1,704)         850          266
                                                                            ---------    ---------    ---------
Income before income taxes and cumulative effect of change
        in accounting principle .........................................      23,063       49,851       36,431
Provision for income taxes ..............................................       9,421       18,342       13,817
                                                                            ---------    ---------    ---------
Income before cumulative effect of change in
        accounting principle ............................................      13,642       31,509       22,614
Cumulative effect of change in accounting principle, net of
        income tax benefit of $31,272 (Note 4) ..........................        --         48,728         --
                                                                            ---------    ---------    ---------
Net income (loss) .......................................................      13,642      (17,219)      22,614
Retained earnings, beginning of year ....................................       8,617       22,259        5,040
                                                                            ---------    ---------    ---------
Retained earnings, end of year ..........................................   $  22,259    $   5,040    $  27,654
                                                                            =========    =========    =========


                    See accompanying notes to consolidated financial statements.

                                      ALLBRITTON COMMUNICATIONS COMPANY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)



                                                                               Year Ended September 30,
                                                                           --------------------------------
                                                                             2005        2006        2007
                                                                           --------    --------    --------
Cash flows from operating activities:
      Net income (loss) ................................................   $ 13,642    $(17,219)   $ 22,614
                                                                           --------    --------    --------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization ...............................      9,170       8,666       8,712
           Cumulative effect of change in accounting principle .........       --        48,728        --
           Other noncash charges .......................................      1,746       1,304       1,326
           Provision for doubtful accounts .............................        599         587       1,265
           Loss (gain) on disposal of assets ...........................        133      (1,962)     (1,382)
           Changes in assets and liabilities:
                 (Increase) decrease in assets:
                     Accounts receivable ...............................     (1,382)     (4,916)     (4,020)
                     Program rights ....................................      5,208      (1,834)       (290)
                     Other current assets ..............................       (125)        365        (538)
                     Deferred income taxes .............................       (433)      1,293       3,160
                     Other noncurrent assets ...........................       (216)       (245)       (286)
                 Increase (decrease) in liabilities:
                     Accounts payable ..................................        378         688         288
                     Accrued interest payable ..........................         35         (53)        212
                     Program rights payable ............................     (5,966)        484         825
                     Accrued employee benefit expenses .................      1,000         296         493
                     Other accrued expenses ............................     (1,575)      1,929      (2,748)
                     Deferred income taxes .............................      2,408        --          --
                     Deferred rent and other liabilities ...............      2,644       3,263       1,461
                                                                           --------    --------    --------
                           Total adjustments ...........................     13,624      58,593       8,478
                                                                           --------    --------    --------
                           Net cash provided by operating activities ...     27,266      41,374      31,092
                                                                           --------    --------    --------

Cash flows from investing activities:
      Capital expenditures .............................................     (4,660)     (8,836)     (6,052)
      Proceeds from disposal of assets .................................         67       2,166         163
                                                                           --------    --------    --------
                           Net cash used in investing activities .......     (4,593)     (6,670)     (5,889)
                                                                           --------    --------    --------

Cash flows from financing activities:
      Principal payments on long-term debt and capital leases ..........       (162)       (172)        (30)
      (Repayments) draws under line of credit, net .....................     (5,000)     (8,000)     31,000
      Deferred financing costs .........................................       (683)       --          --
      Distributions to owners and dividends, net of certain charges ....    (35,505)    (36,472)    (73,181)
      Repayments of distributions to owners ............................     15,625      13,335      11,810
                                                                           --------    --------    --------
                           Net cash used in financing activities .......    (25,725)    (31,309)    (30,401)
                                                                           --------    --------    --------
Net (decrease) increase in cash and cash equivalents ...................     (3,052)      3,395      (5,198)
Cash and cash equivalents, beginning of year ...........................      7,257       4,205       7,600
                                                                           --------    --------    --------
Cash and cash equivalents, end of year .................................   $  4,205    $  7,600    $  2,402
                                                                           ========    ========    ========

Supplemental disclosure of cash flow information:

           Cash paid for interest ......................................   $ 36,328    $ 35,920    $ 36,620
                                                                           ========    ========    ========

           Cash paid for state income taxes ............................   $   --      $    207    $    217
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)

NOTE 1--THE COMPANY

      Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by Mr. Joe L. Allbritton. The Company owns ABC network-affiliated television stations serving seven geographic markets:


Station                       Market
-----------------------       --------------------------------------------------
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

      The Company also provides 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 the Company launched The Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of the national legislature and political electoral process. The operations of NewsChannel 8 and The Politico are integrated with WJLA.

      Based upon regular assessments of its operations, the Company has determined that the economic characteristics, services, production processes, customer type and distribution methods for the Company's operations are substantially similar and have therefore been aggregated as one reportable segment.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

      Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Revenue recognition--Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $5,450, $5,133 and $5,579 for the years ended September 30, 2005, 2006 and 2007, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems and direct broadcast satellite service providers.

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

The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:

     Buildings.............................................   15-40 years
     Leasehold improvements................................   5-16 years
     Furniture, machinery and equipment and equipment
       under capital leases................................   3-20 years

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

      Concentration of credit risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2007 had an overnight repurchase agreement for $779. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

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

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its financial position or results of operations.


NOTE 3--PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                        September 30,
                                                    ---------------------
                                                      2006         2007
                                                    --------     --------
          Buildings and leasehold improvements ..  $  32,403    $  32,673
          Furniture, machinery and equipment .....   137,005      135,327
          Equipment under capital leases .........       773         --
                                                   ---------    ---------
                                                     170,181      168,000
          Less accumulated depreciation ..........  (131,110)    (128,506)
                                                   ---------    ---------
                                                      39,071       39,494
          Land ...................................     2,902        2,902
          Construction-in-progress ...............     3,172        1,467
                                                   ---------    ---------
                                                   $  45,145    $  43,863
                                                   =========    =========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Depreciation and amortization expense was $9,005, $8,502 and $8,553 for the years ended September 30, 2005, 2006 and 2007, respectively, which includes amortization of equipment under capital leases.

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

      During the year ended September 30, 2007, two of the Company's markets have exchanged equipment with Nextel. The fair market value of the equipment received and placed into service during the year ended September 30, 2007 was $1,263. This amount has been recorded as an addition to property, plant and equipment, but is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $1,256 was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.


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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      As a result of the implementation of EITF Topic No. D-108, the Company recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of its FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005.

      The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2006 and 2007 was $42,290.

       The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                                September 30,
                                              -----------------
                                               2006       2007
                                              ------     ------
          Gross carrying amount ..........   $ 6,174    $ 6,174
          Less accumulated amortization ..    (5,978)    (6,137)
                                             -------    -------
          Net carrying amount ............   $   196    $    37
                                             =======    =======

      Amortization expense was $165, $164 and $159 for the years ended September 30, 2005, 2006 and 2007, respectively. Amortization expense is expected to be $37 for the year ending September 30, 2008.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 5--LONG-TERM DEBT

      Outstanding debt consists of the following:

                                                                           September 30,
                                                                      -----------------------
                                                                        2006           2007
                                                                      --------       --------
Senior Subordinated Notes, due December 15, 2012 with interest
   payable semi-annually at 7 3/4%...............................    $ 455,000      $ 455,000
Credit Agreement, maximum amount of $70,000, expiring August 23,
   2011, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates
   either from prime or from LIBOR plus 0.75% depending on
   certain financial operating tests (7.18% at September 30,
   2007).........................................................         --           31,000
Master Equipment Lease Agreement, expired June 30, 2002 for new acquisitions, secured by the assets acquired, interest payable monthly at variable rates as determined on the acquisition
   date for each asset purchased.................................           30           --
                                                                     ---------      ---------
                                                                       455,030        486,000
Less unamortized discount........................................       (2,184)        (1,900)
                                                                     ---------      ---------
                                                                       452,846        484,100
Less current maturities..........................................          (30)          --
                                                                     ---------      ---------
                                                                     $ 452,816      $ 484,100
                                                                     =========      =========


      Unamortized deferred financing costs of $6,355 and $5,313 at September 30, 2006 and 2007, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2005, 2006 and 2007 was $1,504, $1,041 and $1,042 respectively, which is included in other nonoperating expenses.

      Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants as measured at the end of each quarter. As of September 30, 2007, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the Credit Agreement.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


       The Company estimates the fair value of its Senior Subordinated Notes to be approximately $458,000 and $460,000 at September 30, 2006 and 2007, respectively. The carrying value of the Company's Credit Agreement approximates fair value as borrowings bear interest at market rates.


NOTE 6--INCOME TAXES

       The provision for income taxes consists of the following:

                                         Years Ended September 30,
                                      -------------------------------
                                        2005        2006       2007
                                      --------    --------   --------
          Current
                Federal ...........   $  6,853    $ 15,480   $  9,734
                State .............        593       1,569        923
                                      --------    --------   --------
                                         7,446      17,049     10,657
                                      --------    --------   --------
          Deferred
                Federal ...........      2,086       1,856      2,966
                State .............       (111)       (563)       194
                                      --------    --------   --------
                                         1,975       1,293      3,160
                                      --------    --------   --------
                                      $  9,421    $ 18,342   $ 13,817
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


       The components of deferred income tax assets (liabilities) are as follows:

                                                            September 30,
                                                         --------------------
                                                           2006        2007
                                                         --------    --------
Deferred income tax assets:
      State and local operating loss carryforwards ...   $  4,626    $  4,912
      Amortization ...................................      5,346       1,561
      Accrued employee benefits ......................      1,237       1,150
      Deferred rent ..................................      2,060       2,046
      Allowance for accounts receivable ..............        490         611
      Other ..........................................      1,446       1,549
                                                         --------    --------
                                                           15,205      11,829
      Less valuation allowance .......................     (4,429)     (4,332)
                                                         --------    --------
                                                           10,776       7,497
                                                         --------    --------
Deferred income tax liabilities:
      Depreciation ...................................     (3,532)     (3,413)
                                                         --------    --------
Net deferred income tax assets .......................   $  7,244    $  4,084
                                                         ========    ========



      The Company has approximately $103,600 in state and local operating loss carryforwards in certain jurisdictions available for future use for state and local income tax purposes which expire in various years from 2008 through 2027. The change in the valuation allowance for deferred tax assets of $193, ($10) and ($97) during the years ended September 30, 2005, 2006 and 2007, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before cumulative effect of change in accounting principle:

                                                             Years ended September 30,
                                                             -------------------------
                                                               2005    2006     2007
                                                               ----    ----     ----
Statutory federal income tax rate .........................    35.0%   35.0%    35.0%
State income taxes, net of federal income tax benefit .....     1.8     1.9      3.1
Permanent items, principally insurance premiums and
   meals and entertainment ................................     0.7    (0.1)     0.2
Change in valuation allowance .............................     1.1     0.0     (0.3)
Effect of change in statutory federal income tax rate
   on deferred taxes.......................................     2.1     0.0      0.0
Other, net ................................................     0.1     0.0     (0.1)
                                                               -----   -----    -----
Effective income tax rate .................................    40.8%   36.8%    37.9%
                                                               =====   =====    =====


NOTE 7--TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $342,555, $366,622, and $409,190 during Fiscal 2005, 2006 and 2007, respectively.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of distributions to owners and the related activity during Fiscal 2005, 2006 and 2007 consist of the following:

                                                                           Federal and
                                                         Distributions    Virginia State         Net
                                                         to Owners and      Income Tax      Distributions
                                                           Dividends        Receivable        to Owners
                                                         -------------    --------------    -------------
     Balance as of September 30, 2004...............       $ 339,425        $     --          $ 339,425

     Cash advances and dividends to Perpetual.......          35,505                             35,505
     Repayment of cash advances from Perpetual......         (15,625)                           (15,625)
     Benefit for federal and state income taxes.....                            (6,853)          (6,853)
     Distribution of tax benefit....................                             6,853            6,853
                                                           ---------         ---------        ---------
     Balance as of September 30, 2005...............         359,305              --            359,305

     Cash advances to Perpetual.....................          36,472                             36,472
     Repayment of cash advances from Perpetual......         (13,335)                           (13,335)
     Charge for federal and state income taxes......                           (15,480)         (15,480)
     Payment of income taxes........................                            15,480           15,480
                                                           ---------         ---------        ---------
     Balance as of September 30, 2006...............         382,442              --            382,442

     Cash advances to Perpetual.....................          73,181                             73,181
     Repayment of cash advances from Perpetual......         (11,810)                           (11,810)
     Charge for federal and state income taxes......                            (9,734)          (9,734)
     Payment of income taxes........................                             9,734            9,734
                                                           ---------         ---------        ---------
     Balance as of September 30, 2007...............       $ 443,813         $    --          $ 443,813
                                                           =========         =========        =========

      Subsequent to September 30, 2007 and through December 12, 2007 the Company made additional net distributions to owners of $8,995.


 Other Transactions with Related Parties

      During the years ended September 30, 2005, 2006 and 2007, the Company earned interest income from Perpetual of $262, $226 and $430 respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

      Management fees of $500, $550 and $750 were paid to Perpetual by the Company for each of the years ended September 30, 2005, 2006 and 2007, respectively. The Company also paid management fees to Mr. Joe L. Allbritton in the amount of $550 and to Mr. Robert L. Allbritton

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


in the amount of $200 for the year ended September 30, 2005. Management fees are included in corporate expenses in the consolidated statements of operations. No management fees were paid to Mr. Joe L. Allbritton or Mr. Robert L. Allbritton for the years ended September 30, 2006 or 2007. Effective for the year ended September 30, 2006, Mr. Joe L. Allbritton is no longer an executive officer of the Company, and Mr. Robert L. Allbritton receives cash compensation for all services to the Company from Perpetual, which is allocated to the Company through the Perpetual management fee.

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

      The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $180, $262 and $416 to Irides during the years ended September 30, 2005, 2006 and 2007, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Effective October 1, 2002, Irides leased certain office space from the Company. Charges for this space totaled $133, $137 and $141 for the years ended September 30, 2005, 2006 and 2007, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 8--RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $933, $1,065 and $970 for the years ended September 30, 2005, 2006 and 2007, respectively.

      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $564, $611 and $618 for the years ended September 30, 2005, 2006 and 2007, respectively.


NOTE 9--COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating leases expiring in various years through 2021. Certain leases contain provisions for renewal and extension.

      Future minimum lease payments under operating leases, which have remaining noncancellable lease terms in excess of one year as of September 30, 2007, are as follows:

Year ending September 30,
      2008..........................................   $  4,582
      2009..........................................      4,464
      2010..........................................      4,350
      2011..........................................      4,296
      2012..........................................      4,191
      2013 and thereafter...........................     23,729
                                                       --------
                                                       $ 45,612
                                                       ========

      Rental expense under operating leases aggregated approximately $4,100, $4,200 and $4,500 for the years ended September 30, 2005, 2006 and 2007, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2007. Under these agreements, the Company must make specific minimum payments approximating the following:


Year ending September 30,
      2008..........................................   $  2,536
      2009..........................................     12,346
      2010..........................................     11,904
      2011..........................................     10,882
      2012..........................................      4,071
                                                       --------
                                                       $ 41,739
                                                       ========


      The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2007 approximate the following:


Year ending September 30,
      2008..........................................   $ 11,345
      2009..........................................      1,751
      2010..........................................        595
      2011..........................................         75
                                                       --------
                                                       $ 13,766
                                                       ========


      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating $1,740 during the years 2008 through 2013. At September 30, 2006 and 2007, the Company has recorded a deferred compensation liability of approximately $1,732 and $1,536, respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

         The Company also has certain obligations and commitments under various executory agreements to make future payments for goods and services. These agreements secure the future rights to certain goods and services to be used in the normal course of operations.

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

                                                                     SCHEDULE II


                                        ALLBRITTON COMMUNICATIONS COMPANY

                                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             (Dollars in thousands)


                                       Balance at       Charged         Charged to
                                      beginning of      to costs          other                        Balance at
Classification                            year        and expenses       accounts     Deductions       end of year
---------------------------------     ------------    ------------      ----------    ----------       -----------

Year ended September 30, 2005:
    Allowance for doubtful
       accounts                         $ 1,231          $   599             --        $  (642)<F2>      $ 1,188
                                        =======          =======          =======      =======           =======

    Valuation allowance for
       deferred income tax assets       $ 4,246          $   650<F1>         --        $  (457)<F3>      $ 4,439
                                        =======          =======          =======      =======           =======

Year ended September 30, 2006:
    Allowance for doubtful
       accounts                         $ 1,188          $   587             --        $  (535)<F2>      $ 1,240
                                        =======          =======          =======      =======           =======

    Valuation allowance for
       deferred income tax assets       $ 4,439          $ 1,860<F1>         --        $(1,870)<F3>      $ 4,429
                                        =======          =======          =======      =======           =======

Year ended September 30, 2007:
    Allowance for doubtful
       accounts                         $ 1,240          $ 1,265             --        $  (958)<F2>      $ 1,547
                                        =======          =======          =======      =======           =======

    Valuation allowance for
       deferred income tax assets       $ 4,429          $   372<F1>         --        $  (469)<F3>      $ 4,332
                                        =======          =======          =======      =======           =======

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

                                                   Date: December 14, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ BARBARA B. ALLBRITTON      Executive Vice President     December 14, 2007
------------------------------       and Director
     Barbara B. Allbritton

   /s/ ROBERT L. ALLBRITTON       Chairman, Chief Executive    December 14, 2007
------------------------------       Officer and Director
     Robert L. Allbritton            (principal executive
                                     officer)

  /s/ FREDERICK J. RYAN, JR.      Vice Chairman, President,    December 14, 2007
------------------------------       Chief Operating Officer
    Frederick J. Ryan, Jr.           and Director

     /s/ STEPHEN P. GIBSON        Senior Vice President and    December 14, 2007
------------------------------       Chief Financial Officer
       Stephen P. Gibson             (principal financial
                                     officer)

    /s/ ELIZABETH A. HALEY        Vice President and           December 14, 2007
------------------------------       Controller (principal
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