Form 10-Q
period 2007-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2008-02-14
CIK 889156

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

                For the quarterly period ended December 31, 2007

                                       or

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

                                Yes |_| No |X|
                                 --------------

     Number of shares of Common Stock outstanding as of February 14, 2008:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007


                                TABLE OF CONTENTS


                                                                           PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three Months Ended December 31, 2006 and 2007........       1

          Consolidated Balance Sheets as of September 30, 2007 and
          December 31, 2007............................................       2

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 2006 and 2007.............................       3

          Notes to Interim Consolidated Financial Statements...........       4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................       7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...      13

Item 4.   Controls and Procedures......................................      13


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................      14

Item 4.   Submission of Matters to a Vote of Security Holders..........      14

Item 6.   Exhibits.....................................................      14

Signatures.............................................................      15

Exhibit Index..........................................................      16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                              December 31,
                                                           ------------------
                                                           2006          2007
                                                           ----          ----

Operating revenues, net ............................     $ 65,384      $ 63,937
                                                         --------      --------

Television operating expenses, excluding
   depreciation and amortization ...................       34,537        37,787
Depreciation and amortization ......................        1,979         2,123
Corporate expenses .................................        1,418         1,540
                                                         --------      --------
                                                           37,934        41,450
                                                         --------      --------

Operating income ...................................       27,450        22,487
                                                         --------      --------

Nonoperating income (expense)
   Interest income
      Related party ................................          150            95
      Other ........................................           81            27
   Interest expense ................................       (9,011)       (9,545)
   Other, net ......................................         (128)         (292)
                                                         --------      --------
                                                           (8,908)       (9,715)
                                                         --------      --------

Income before income taxes .........................       18,542        12,772

Provision for income taxes .........................        7,133         4,960
                                                         --------      --------

Net income .........................................       11,409         7,812

Retained earnings, beginning of period (Note 4) ....        5,040        26,359
                                                         --------      --------

Retained earnings, end of period ...................     $ 16,449      $ 34,171
                                                         ========      ========


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   December 31,
                                                                  September 30,        2007
                                                                      2007         (unaudited)
                                                                  -------------    ------------
Assets
Current assets
   Cash and cash equivalents ................................      $   2,402        $   2,920
   Accounts receivable, net .................................         44,048           50,359
   Program rights ...........................................         10,610            7,964
   Deferred income taxes ....................................          1,441            1,441
   Other ....................................................          2,140            2,540
                                                                   ---------        ---------
      Total current assets ..................................         60,641           65,224

Property, plant and equipment, net ..........................         43,863           42,948
Intangible assets, net ......................................         42,327           42,290
Cash surrender value of life insurance ......................         12,611           12,709
Program rights ..............................................          1,262            1,080
Deferred income taxes .......................................          2,643            3,587
Deferred financing costs and other ..........................          5,702            5,434
                                                                   ---------        ---------

                                                                   $ 169,049        $ 173,272
                                                                   =========        =========
Liabilities and Stockholder's Investment

Current liabilities
   Accounts payable .........................................      $   3,328        $   3,639
   Accrued interest payable .................................         10,595            1,856
   Program rights payable ...................................         12,476            9,975
   Accrued employee benefit expenses ........................          6,322            4,573
   Other accrued expenses ...................................          4,822            7,042
                                                                   ---------        ---------
      Total current liabilities .............................         37,543           27,085

Long-term debt ..............................................        484,100          500,924
Program rights payable ......................................          1,628            1,473
Accrued employee benefit expenses ...........................          1,565            1,579
Deferred rent and other .....................................         10,740           13,997
                                                                   ---------        ---------
   Total liabilities ........................................        535,576          545,058
                                                                   ---------        ---------

Stockholder's investment
   Preferred stock, $1 par value, 1,000 shares authorized,
      none issued ...........................................           --               --
   Common stock, $.05 par value, 20,000 shares authorized,
      issued and outstanding ................................              1                1
   Capital in excess of par value ...........................         49,631           49,631
   Retained earnings ........................................         27,654           34,171
   Distributions to owners, net (Note 3) ....................       (443,813)        (455,589)
                                                                   ---------        ---------
      Total stockholder's investment ........................       (366,527)        (371,786)
                                                                   ---------        ---------

                                                                   $ 169,049        $ 173,272
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                            Three Months Ended
                                                                               December 31,
                                                                            ------------------
                                                                            2006         2007
                                                                            ----         ----
Cash flows from operating activities:
      Net income .....................................................    $ 11,409     $  7,812
                                                                          --------     --------
      Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization ...............................       1,979        2,123
         Other noncash charges .......................................         329          334
         Provision for doubtful accounts .............................         193          232
         (Gain) loss on disposal of assets ...........................        (150)          12
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable ...................................      (7,471)      (6,543)
               Program rights ........................................       2,783        2,828
               Other current assets ..................................        (457)        (400)
               Deferred income taxes .................................       1,329          780
               Other noncurrent assets ...............................         (58)         (90)
             Increase (decrease) in liabilities:
               Accounts payable ......................................         305          311
               Accrued interest payable ..............................      (8,719)      (8,739)
               Program rights payable ................................      (2,771)      (2,656)
               Accrued employee benefit expenses .....................      (1,299)      (1,735)
               Other accrued expenses ................................         740        2,220
               Deferred rent and other liabilities ...................         187          238
                                                                          --------     --------
                                                                           (13,080)     (11,085)
                                                                          --------     --------
               Net cash used in operating activities .................      (1,671)      (3,273)
                                                                          --------     --------

Cash flows from investing activities:
      Capital expenditures ...........................................        (965)      (1,185)
      Proceeds from disposal of assets ...............................         151            2
                                                                          --------     --------
               Net cash used in investing activities .................        (814)      (1,183)
                                                                          --------     --------

Cash flows from financing activities:
      Principal payments on capital lease obligations ................         (30)        --
      Draws under line of credit, net ................................      13,500       16,750
      Distributions to owners, net of certain charges ................     (15,919)     (16,576)
      Repayments of distributions to owners ..........................         400        4,800
                                                                          --------     --------
               Net cash (used in) provided by financing activities ...      (2,049)       4,974
                                                                          --------     --------
Net (decrease) increase in cash and cash equivalents .................      (4,534)         518
Cash and cash equivalents, beginning of period .......................       7,600        2,402
                                                                          --------     --------
Cash and cash equivalents, end of period .............................    $  3,066     $  2,920
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2008. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2007, which are contained in the Company's Form 10-K.


NOTE 2 - The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2007 and December 31, 2007 was $42,290.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:


                                        September 30,   December 31,
                                            2007            2007
                                        -------------   ------------

     Gross carrying amount ............    $ 6,174        $ 6,174
     Less accumulated amortization ....     (6,137)        (6,174)
                                           -------        -------

     Net carrying amount ..............    $    37        $  --
                                           =======        =======

Amortization expense was $41 and $37 for the three-month periods ended December 31, 2006 and 2007, respectively.

NOTE 3 - For the three months ended December 31, 2006 and 2007, distributions to owners and related activity consisted of the following:

                                                                          Federal and
                                                       Distributions     Virginia State        Net
                                                         to Owners         Income Tax     Distributions
                                                       and Dividends       Receivable       to Owners
                                                       -------------     --------------   -------------

Balance as of September 30, 2006................         $ 382,442          $   --          $ 382,442

Cash advances to Perpetual......................            13,110                             13,110
Repayment of cash advances to Perpetual.........              (400)                              (400)
Charge for federal and state income taxes.......                             (5,241)           (5,241)
Payment of income taxes.........................                              8,050             8,050
                                                         ---------          -------         ---------

Balance as of December 31, 2006.................         $ 395,152          $ 2,809         $ 397,961
                                                         =========          =======         =========


Balance as of September 30, 2007................         $ 443,813          $  --           $ 443,813

Cash advances to Perpetual......................            15,070                             15,070
Repayment of cash advances to Perpetual.........            (4,800)                            (4,800)
Charge for federal and state income taxes.......                             (3,589)           (3,589)
Payment of income taxes.........................                              5,095             5,095
                                                         ---------          -------         ---------

Balance as of December 31, 2007.................         $ 454,083          $ 1,506         $ 455,589
                                                         =========          =======         =========


The average amount of non-interest bearing advances outstanding was $382,030 and $443,475 during the three months ended December 31, 2006 and 2007, respectively.


NOTE 4 - In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

The provisions of FIN 48 were adopted on October 1, 2007. The cumulative effect of implementing FIN 48 resulted in a net decrease of $1,295 to the opening balance of retained earnings. As of October 1, 2007, the Company had unrecognized tax benefits of $7,074. If all such benefits were recognized, $4,598 would have a favorable impact on the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $1,277 at October 1, 2007.

The Company is no longer subject to Federal or state income tax examinations for years prior to the Company's fiscal year ended September 30, 2004, although certain of the Company's net operating loss carryforwards generated prior to September 30, 2004 remain subject to examination.


NOTE 5 - In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its financial position or results of operations.


NOTE 6 - On January 11, 2008, the Company's broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company's station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. The Company maintains insurance, including business interruption insurance, on the tower and equipment affected by the collapse. The Company is currently in the process of enhancing the quality and reach of its interim over-the-air signal as well as planning for the permanent replacement of its tower and related equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 (dollars in thousands except share information)


Overview
As used herein, the terms the "Company," "our," "us," or "we" refer to Allbritton Communications Company and its subsidiaries and "ACC" refers solely to Allbritton Communications Company.

We own ABC network-affiliated television stations serving seven geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 we launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. The operations of NewsChannel 8 and Politico are integrated with WJLA.

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


Results of Operations
Set forth below are selected consolidated financial data for the three months ended December 31, 2006 and 2007 and the percentage change between the periods:

                                          Three Months Ended
                                             December 31,
                                        ----------------------          Percent
                                          2006           2007           Change
                                          ----           ----           -------

Operating revenues, net ..........      $65,384        $63,937           -2.2%
Total operating expenses..........       37,934         41,450            9.3%
                                        -------        -------
Operating income..................       27,450         22,487          -18.1%
Nonoperating expenses, net........        8,908          9,715            9.1%
Income tax provision..............        7,133          4,960          -30.5%
                                        -------        -------
Net income........................      $11,409        $ 7,812          -31.5%
                                        =======        =======


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2006 and 2007, and the percentage contribution of each to our total broadcast revenues, before fees:

                                                   Three Months Ended December 31,
                                             ------------------------------------------
                                                    2006                    2007
                                             -------------------     ------------------
                                             Dollars     Percent     Dollars    Percent
                                             -------     -------     -------    -------

Local and national<F1>...................    $50,121       75.1      $55,103      84.5
Political<F2>............................      9,439       14.1        1,402       2.1
Subscriber fees<F3>......................      2,450        3.7        2,788       4.3
Network compensation<F4>.................      1,117        1.7          838       1.3
Trade and barter<F5>.....................      1,529        2.3        1,632       2.5
Other revenue............................      2,103        3.1        3,452       5.3
                                             -------      -----      -------     -----
Operating revenues.......................     66,759      100.0       65,215     100.0
                                                          =====                  =====

Fees<F6>.................................     (1,375)                 (1,278)
                                             -------                 -------

Operating revenues, net .................    $65,384                 $63,937
                                             =======                 =======

----------
<F1> Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising to political advertisers.
<F3> Represents subscriber fees earned from cable operators and direct broadcast satellite providers.
<F4> Represents payment by network for broadcasting or promoting network programming.
<F5> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F6> Represents fees paid to national sales representatives and fees paid for music licenses.



Net operating revenues for the three months ended December 31, 2007 totaled $63,937, a decrease of $1,447, or 2.2%, when compared to net operating revenues of $65,384 for the three months ended December 31, 2006.

Local and national advertising revenues increased $4,982, or 9.9%, during the three months ended December 31, 2007 versus the comparable period in the prior year. Local and national revenue increased in all of our markets, primarily reflecting the prior year displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections. Additionally, local and national advertising revenue generated by Politico, which launched in January 2007, contributed to the overall increase in local and national advertising revenues during the three months ended December 31, 2007.

Political advertising revenues decreased by $8,037, or 85.1%, to $1,402 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Political advertising revenue decreased in all of our markets reflecting the substantial revenue in the first quarter of Fiscal 2007 from various high-profile state-wide political elections in November 2006 as compared to only limited local political elections in the first quarter of Fiscal 2008.

Other revenue increased $1,349, or 64.1%, to $3,452 for the three months ended December 31, 2007 as compared to the prior year. This increase was primarily due to increased internet-based advertising revenue across our station group for the three months ended December 31, 2007 as well as internet-based advertising revenue generated by politico.com, which launched in January 2007.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three months ended December 31, 2006 or 2007.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 2007 totaled $41,450, an increase of $3,516, or 9.3%, compared to total operating expenses of $37,934 for the three-month period ended December 31, 2006. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,250, an increase in depreciation and amortization of $144 and an increase in corporate expenses of $122.

Television operating expenses, excluding depreciation and amortization, increased $3,250, or 9.4%, for the three months ended December 31, 2007 as compared to the same period in Fiscal 2007. This increase was due primarily to the hiring of additional personnel related to the launch of Politico in January 2007 as well as operating expenses associated with producing and distributing Politico.

Operating Income
For the three months ended December 31, 2007, operating income of $22,487 decreased $4,963, or 18.1%, when compared to operating income of $27,450 for the three months ended December 31, 2006. For the three months ended December 31, 2007, the operating margin decreased to 35.2% from 42.0% for the comparable period in Fiscal 2007. The decreases in operating income and margin during the three months ended December 31, 2007 were primarily the result of decreased net operating revenues and increased total operating expenses as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,545 for the three months ended December 31, 2007 increased $534, or 5.9%, as compared to $9,011 for the three-month period ended December 31, 2006. The average balance of debt outstanding for the three months ended December 31, 2006 and 2007 was $458,000 and $491,337, respectively, and the weighted average interest rate on debt was 7.74% and 7.66% for the three months ended December 31, 2006 and 2007, respectively.

Income Taxes
In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

The provisions of FIN 48 were adopted on October 1, 2007. The cumulative effect of implementing FIN 48 resulted in a net decrease of $1,295 to the opening balance of retained earnings. As of October 1, 2007, we had unrecognized tax benefits of $7,074. If all such benefits were recognized, $4,598 would have a favorable impact on the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

We classify interest and penalties related to our uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $1,277 at October 1, 2007.

We are no longer subject to Federal or state income tax examinations for years prior to our fiscal year ended September 30, 2004, although certain of our net operating loss carryforwards generated prior to September 30, 2004 remain subject to examination.

The provision for income taxes for the three months ended December 31, 2007 totaled $4,960, a decrease of $2,173, or 30.5%, as compared to the provision for income taxes of $7,133 for the three months ended December 31, 2006. The decrease in the provision for income taxes during the three months ended December 31, 2007 was primarily due to the $5,770, or 31.1%, decrease in income before income taxes.

Net Income
For the three months ended December 31, 2007, the Company recorded net income of $7,812 as compared to $11,409 for the three months ended December 31, 2006. The decrease of $3,597 during the three months ended December 31, 2007 was primarily due to decreased operating income as discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2007 to December 31, 2007 consisted primarily of an increase in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on December 15, 2007. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of December 31, 2007, our cash and cash equivalents aggregated $2,920, and we had an excess of current assets over current liabilities of $38,139.

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

As reported in the consolidated statements of cash flows, our net cash used in operating activities was $1,671 and $3,273 for the three months ended December 31, 2006 and 2007, respectively. The $1,602 decrease in cash flows from operating activities was primarily the result of decreased net income during the quarter ended December 31, 2007 as compared to the same period in the prior fiscal year, partially offset by various differences in the timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the three months ended December 31, 2006 and 2007, we made cash advances, net of repayments, to Perpetual of $12,710 and $10,270, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the three months ended December 31, 2006 and 2007, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $8,050 and $5,095, respectively. We were charged by Perpetual for federal and state income taxes totaling $5,241 and $3,589 during the three months ended December 31, 2006 and 2007, respectively.

Stockholder's deficit amounted to $371,786 at December 31, 2007, an increase of $5,259, or 1.4%, from the September 30, 2007 deficit of $366,527. The increase was due to a net increase in distributions to owners of $11,776 and the cumulative effect of adopting FIN 48 of $1,295, partially offset by net income for the period of $7,812.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $484,100 at September 30, 2007 to $500,924 at December 31, 2007. This debt, net of applicable discounts, consisted of $453,174 of 7 3/4% senior subordinated notes due December 15, 2012 and $47,750 of draws under our senior credit facility at December 31, 2007. The increase of $16,824 in total debt from September 30, 2007 to December 31, 2007 was primarily due to $16,750 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2007, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2008 will be in the approximate range of $7,000 to $9,000 and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the conversion of WJLA/NewsChannel 8 to full high-definition local production during the latter part of the fiscal year. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2007 totaled $1,185.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.

New Accounting Standards
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for our fiscal year ending September 30, 2009. We are currently evaluating the impact, if any, that SFAS No. 157 may have on our financial position or results of operations.

Subsequent Event
On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. We maintain insurance, including business interruption insurance, on the tower and equipment affected by the collapse. We are currently in the process of enhancing the quality and reach of our interim over-the-air signal as well as planning for the permanent replacement of our tower and related equipment.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2007, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At December 31, 2007, the carrying value of such debt was $453,174, the fair value was approximately $450,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 19, 2007, each of the incumbent directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


Item 6.  Exhibits

a.   Exhibits

      See Exhibit Index on pages 16-18.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALLBRITTON COMMUNICATIONS COMPANY

                                                       (Registrant)




   February 14, 2008                          /s/ Robert L. Allbritton
-----------------------                    -------------------------------------
         Date                              Name: Robert L. Allbritton
                                           Title: Chairman and Chief
                                                  Executive Officer



   February 14, 2008                          /s/ Stephen P. Gibson
-----------------------                    -------------------------------------
         Date                              Name:  Stephen P. Gibson
                                           Title: Senior Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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