Form 10-Q
period 2008-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2008-05-12
CIK 889156

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

                  For the quarterly period ended March 31, 2008

                                       or

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

           Large accelerated filer |_|     Accelerated filer |_|
           Non-accelerated filer |X|       Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|
                                 --------------

Number of shares of Common Stock outstanding as of May 12, 2008: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008


                                TABLE OF CONTENTS


                                                                          PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Six Months Ended March 31, 2007 and 2008..      1

          Consolidated Balance Sheets as of September 30, 2007 and
          March 31, 2008..............................................      2

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 2007 and 2008...............................      3

          Notes to Interim Consolidated Financial Statements..........      4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..     15

Item 4.   Controls and Procedures.....................................     16


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     16

Item 6.   Exhibits....................................................     16

Signatures............................................................     17

Exhibit Index.........................................................     18

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                               ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Dollars in thousands)
                                          (unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        March 31,                        March 31,
                                                 ----------------------          -------------------------
                                                   2007          2008               2007            2008
                                                 --------      --------          ---------       ---------

Operating revenues, net.......................   $ 51,205      $ 51,139          $ 116,589       $ 115,076
                                                 --------      --------          ---------       ---------

Television operating expenses, excluding
     depreciation and amortization............     34,537        37,277             69,074          75,064
Depreciation and amortization.................      1,974         2,167              3,953           4,290
Corporate expenses............................      1,413         1,552              2,831           3,092
                                                 --------      --------          ---------       ---------
                                                   37,924        40,996             75,858          82,446
                                                 --------      --------          ---------       ---------

Operating income..............................     13,281        10,143             40,731          32,630
                                                 --------      --------          ---------       ---------

Nonoperating income (expense)
     Interest income
         Related party........................        150            95                300             190
         Other................................         61            32                142              59
     Interest expense.........................     (9,226)       (9,464)           (18,237)        (19,009)
     Other, net...............................         26          (221)              (102)           (513)
                                                 --------      --------          ---------       ---------
                                                   (8,989)       (9,558)           (17,897)        (19,273)
                                                 --------      --------          ---------       ---------

Income before income taxes....................      4,292           585             22,834          13,357

Provision for income taxes....................      1,663           404              8,796           5,364
                                                 --------      --------          ---------       ---------

Net income....................................      2,629           181             14,038           7,993

Retained earnings, beginning of
     period (Note 5)..........................     16,449        34,171              5,040          26,359
                                                 --------      --------          ---------       ---------

Retained earnings, end of period..............   $ 19,078      $ 34,352          $  19,078       $  34,352
                                                 ========      ========          =========       =========


            See accompanying notes to interim consolidated financial statements.

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                                                March 31,
                                                             September 30,        2008
                                                                 2007          (unaudited)
                                                             ------------      -----------
Assets
Current assets
      Cash and cash equivalents..........................     $   2,402         $   2,471
      Accounts receivable, net...........................        44,048            42,069
      Program rights.....................................        10,610             5,372
      Deferred income taxes..............................         1,441             1,441
      Other..............................................         2,140             3,201
                                                              ---------         ---------
           Total current assets..........................        60,641            54,554

Property, plant and equipment, net.......................        43,863            41,855
Intangible assets, net...................................        42,327            42,290
Cash surrender value of life insurance...................        12,611            12,819
Program rights...........................................         1,262               900
Deferred income taxes....................................         2,643             2,901
Deferred financing costs and other.......................         5,702             5,178
                                                              ---------         ---------

                                                              $ 169,049         $ 160,497
                                                              =========         =========

Liabilities and Stockholder's Investment
Current liabilities
      Accounts payable...................................     $   3,328         $   3,116
      Accrued interest payable...........................        10,595            10,526
      Program rights payable.............................        12,476             6,786
      Accrued employee benefit expenses..................         6,322             5,586
      Other accrued expenses.............................         4,822             7,460
                                                              ---------         ---------
           Total current liabilities.....................        37,543            33,474

Long-term debt...........................................       484,100           486,251
Program rights payable...................................         1,628             1,318
Accrued employee benefit expenses........................         1,565             1,593
Deferred rent and other..................................        10,740            15,631
                                                              ---------         ---------
           Total liabilities.............................       535,576           538,267
                                                              ---------         ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued.........................            --                --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding..............             1                 1
      Capital in excess of par value.....................        49,631            49,631
      Retained earnings..................................        27,654            34,352
      Distributions to owners, net (Note 3)..............      (443,813)         (461,754)
                                                              ---------         ---------
         Total stockholder's investment..................      (366,527)         (377,770)
                                                              ---------         ---------

                                                              $ 169,049         $ 160,497
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

                                ALLBRITTON COMMUNICATIONS COMPANY
                (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                           (unaudited)

                                                                          Six Months Ended
                                                                              March 31,
                                                                      -------------------------
                                                                        2007             2008
                                                                      --------         --------
Cash flows from operating activities:
      Net income..................................................    $ 14,038         $  7,993
                                                                      --------         --------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization............................       3,953            4,290
         Other noncash charges....................................         660              672
         Provision for doubtful accounts..........................         474              480
         Gain on disposal of assets...............................        (456)             (47)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable................................      (2,343)           1,499
               Program rights.....................................       5,585            5,600
               Other current assets...............................        (991)          (1,061)
               Deferred income taxes..............................       1,900            1,466
               Other noncurrent assets............................        (127)            (205)
             Increase (decrease) in liabilities:
               Accounts payable...................................         483             (212)
               Accrued interest payable...........................          83              (69)
               Program rights payable.............................      (5,557)          (6,000)
               Accrued employee benefit expenses..................        (229)            (708)
               Other accrued expenses.............................        (375)           2,920
               Deferred rent and other liabilities................          47            1,872
                                                                      --------         --------
                                                                         3,107           10,497
                                                                      --------         --------
               Net cash provided by operating activities..........      17,145           18,490
                                                                      --------         --------

Cash flows from investing activities:
      Capital expenditures........................................      (2,810)          (2,865)
      Progress payments received from property insurance claims...          --              382
      Proceeds from disposal of assets............................         159                3
                                                                      --------         --------
               Net cash used in investing activities..............      (2,651)          (2,480)
                                                                      --------         --------

Cash flows from financing activities:
      Principal payments on capital lease obligations.............         (30)              --
      Draws under line of credit, net.............................      27,000            2,000
      Distributions to owners, net of certain charges.............     (53,430)         (26,241)
      Repayments of distributions to owners.......................       8,200            8,300
                                                                      --------         --------
               Net cash used in financing activities..............     (18,260)         (15,941)
                                                                      --------         --------

Net (decrease) increase in cash and cash equivalents..............      (3,766)              69
Cash and cash equivalents, beginning of period....................       7,600            2,402
                                                                      --------         --------
Cash and cash equivalents, end of period..........................    $  3,834         $  2,471
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation ("Perpetual")) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2008. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2007, which are contained in the Company's Form 10-K.


NOTE 2 - The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2007 and March 31, 2008 was $42,290.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:

                                                  September 30,      March 31,
                                                       2007            2008
                                                  -------------   -------------

     Gross carrying amount....................       $ 6,174         $ 6,174
     Less accumulated amortization............        (6,137)         (6,174)
                                                     -------         -------

     Net carrying amount......................       $    37         $    --
                                                     =======         =======

Amortization expense was $81 and $37 for the six-month periods ended March 31, 2007 and 2008, respectively.

NOTE 3 - For the six months ended March 31, 2007 and 2008, distributions to owners and related activity consisted of the following:

                                                                   Federal and
                                                  Distributions   Virginia state          Net
                                                    to Owners       Income Tax       Distributions
                                                  and Dividends     Receivable         to Owners
                                                  -------------   --------------     -------------

Balance as of September 30, 2006..............      $ 382,442      $        --         $ 382,442

Cash advances to Perpetual....................         51,415                             51,415
Repayment of cash advances to Perpetual.......         (8,200)                            (8,200)
Charge for federal and state income taxes.....                          (6,185)           (6,185)
Payment of income taxes.......................                           8,200             8,200
                                                    ---------          -------         ---------

Balance as of March 31, 2007..................      $ 425,657          $ 2,015         $ 427,672
                                                    =========          =======         =========


Balance as of September 30, 2007..............      $ 443,813      $        --         $ 443,813

Cash advances to Perpetual....................         24,225                             24,225
Repayment of cash advances to Perpetual.......         (8,300)                            (8,300)
Charge for federal and state income taxes.....                          (3,174)           (3,174)
Payment of income taxes.......................                           5,190             5,190
                                                    ---------          -------         ---------

Balance as of March 31, 2008..................      $ 459,738          $ 2,016         $ 461,754
                                                    =========          =======         =========


The average amount of non-interest bearing advances outstanding was $391,013 and $446,844 during the six months ended March 31, 2007 and 2008, respectively.


NOTE 4 - The FCC has granted to Sprint Nextel Corporation ("Nextel") the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of the Company's markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged.

During the quarters ended March 31, 2007 and 2008, the fair market value of the equipment received and placed into service was $305 and $77, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $305 and $77 for the quarters ended March 31, 2007 and 2008, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

NOTE 5 - In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

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


NOTE 6 - In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 159 may have on its financial position or results of operations.

NOTE 7 - On January 11, 2008, the Company's broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company's station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. The Company maintains replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expects to be reimbursed for substantially all property and income losses. The Company is currently in the process of planning for the permanent replacement of its tower and related equipment. When the insurance claim is ultimately finalized, it is anticipated that the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they will be reflected within investing activities in the accompanying Consolidated Statement of Cash Flows to the extent of claim-related capital expenditures during that period. Additional proceeds will be reflected within operating activities.

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


Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2007 and 2008 and the percentage change between the periods:

                                        Three Months Ended                   Six Months Ended
                                             March 31,                           March 31,
                                        ------------------     Percent      -------------------     Percent
                                          2007       2008       Change        2007       2008        Change
                                        -------    -------     -------      --------   --------     -------
Operating revenues, net ............    $51,205    $51,139      -0.1%       $116,589   $115,076       -1.3%
Total operating expenses............     37,924     40,996       8.1%         75,858     82,446        8.7%
                                        -------    -------                  --------   --------
Operating income....................     13,281     10,143     -23.6%         40,731     32,630      -19.9%
Nonoperating expenses, net..........      8,989      9,558       6.3%         17,897     19,273        7.7%
Income tax provision................      1,663        404     -75.7%          8,796      5,364      -39.0%
                                        -------    -------                  --------   --------
Net income..........................    $ 2,629    $   181     -93.1%       $ 14,038   $  7,993      -43.1%
                                        =======    =======                  ========   ========

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six months ended March 31, 2007 and 2008, and the percentage contribution of each to our total broadcast revenues, before fees:

                                      Three Months Ended March 31,               Six Months Ended March 31,
                                 --------------------------------------    -------------------------------------
                                       2007                 2008                 2007                 2008
                                 -----------------    -----------------    ----------------     ----------------
                                 Dollars   Percent    Dollars   Percent    Dollars  Percent     Dollars  Percent
                                 -------   -------    -------   -------    -------  -------     -------  -------

Local and national<F1>........   $45,662     87.2     $43,297     83.1    $ 95,783    80.4     $ 98,400    83.9
Political<F2>.................         2      0.0         708      1.4       9,441     7.9        2,110     1.8
Subscriber fees<F3>...........     2,591      5.0       2,960      5.7       5,041     4.2        5,748     4.9
Network compensation<F4>......       902      1.7         906      1.7       2,019     1.7        1,744     1.5
Trade and barter<F5>..........     1,501      2.9       1,560      3.0       3,030     2.6        3,192     2.7
Other revenue.................     1,684      3.2       2,654      5.1       3,787     3.2        6,106     5.2
                                 -------    -----     -------    -----    --------   -----     --------   -----
Operating revenues............    52,342    100.0      52,085    100.0     119,101   100.0      117,300   100.0
                                            =====                =====               =====                =====
Fees<F6>......................    (1,137)                (946)              (2,512)              (2,224)
                                 -------              -------             --------             --------

Operating revenues, net ......   $51,205              $51,139             $116,589             $115,076
                                 =======              =======             ========             ========

----------
<F1> Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising to political advertisers.
<F3> Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
<F4> Represents payment by network for broadcasting or promoting network programming.
<F5> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F6> Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended March 31, 2008 totaled $51,139, a decrease of $66, or 0.1%, when compared to net operating revenues of $51,205 for the three months ended March 31, 2007. Net operating revenues decreased $1,513, or 1.3%, to $115,076 for the six months ended March 31, 2008 as compared to $116,589 for the same period in the prior year.

Local and national advertising revenues decreased $2,365, or 5.2%, and increased $2,617, or 2.7%, during the three and six months ended March 31, 2008, respectively, versus the comparable periods in Fiscal 2007. The decrease in local and national advertising revenue during the three months ended March 31, 2008 was due to a general decrease in demand for local and national advertising primarily in our Washington, D.C., Tulsa, and Lynchburg markets, partially offset by increased demand for local and national advertising in our Harrisburg market and at Politico, which launched on January 23, 2007.

The 2.7% increase in local and national advertising revenue during the six months ended March 31, 2008 resulted from the 9.9% increase in the first fiscal quarter, primarily reflecting the prior year displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections, partially offset by the general decrease in demand during the second fiscal quarter as discussed above. Additionally, local and national advertising revenue generated by Politico, which launched in January 2007, contributed to the overall increase in local and national advertising revenues during the six months ended March 31, 2008.

Political advertising revenues increased by $706 to $708 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 principally due to Presidential primary elections in several of our markets with no comparable activity during the same period of the prior year. Political advertising revenues decreased $7,331, or 77.7%, during the six months ended March 31, 2008 as compared to the same period in Fiscal 2007. Political advertising revenue decreased in all but one of our markets due to various high-profile state-wide political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007.

Other revenue increased $970, or 57.6%, and $2,319, or 61.2%, to $2,654 and $6,106 for the three and six months ended March 31, 2008, respectively, compared to the prior year. These increases were primarily due to increased internet-based advertising revenue across our station group as well as internet-based advertising revenue generated by politico.com, which launched in January 2007.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2007 or 2008.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2008 totaled $40,996, an increase of $3,072, or 8.1%, compared to total operating expenses of $37,924 for the three-month period ended March 31, 2007. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $2,740, an increase in depreciation and amortization of $193 and an increase in corporate expenses of $139.

Total operating expenses for the six months ended March 31, 2008 totaled $82,446, an increase of $6,588, or 8.7%, compared to total operating expenses of $75,858 for the six-month period ended March 31, 2007. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $5,990, an increase in depreciation and amortization of $337 and an increase in corporate expenses of $261.

Television operating expenses, excluding depreciation and amortization, increased $2,740 and $5,990, or 7.9% and 8.7%, for the three and six months ended March 31, 2008, respectively, versus the comparable periods in Fiscal 2007. These increases were primarily due to an overall increase in our employee compensation and benefits as well as operating expenses associated with producing and distributing Politico, which launched in January 2007. Employee compensation and benefits increased 7.1% and 8.5% for the three and six months ended March 31, 2008, respectively, as compared to the same periods in the prior year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of Politico.

Operating Income
For the three months ended March 31, 2008, operating income of $10,143 decreased $3,138, or 23.6%, when compared to operating income of $13,281 for the three months ended March 31, 2007. For the three months ended March 31, 2008, the operating margin decreased to 19.8% from 25.9% for the comparable period in Fiscal 2007. The decreases in operating income and margin during the three months ended March 31, 2008 were primarily the result of increased total operating expenses as discussed above.

Operating income of $32,630 for the six months ended March 31, 2008 decreased $8,101, or 19.9%, when compared to operating income of $40,731 for the same period in the prior fiscal year. For the six months ended March 31, 2008, the operating margin decreased to 28.4% from 34.9% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of increased total operating expenses as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,464 for the three months ended March 31, 2008 increased $238, or 2.6%, as compared to $9,226 for the three-month period ended March 31, 2007. The average balance of debt outstanding for the three months ended March 31, 2007 and 2008 was $471,474 and $493,703, respectively, and the weighted average interest rate on debt was 7.7% and 7.6% for the three month periods ended March 31, 2007 and 2008, respectively.

Interest expense of $19,009 for the six months ended March 31, 2008 increased $772, or 4.2%, as compared to $18,237 for the comparable period of Fiscal 2007. The average balance of debt outstanding for the six months ended March 31, 2007 and 2008 was $464,664 and $492,514, respectively, and the weighted average interest rate on debt was 7.7% and 7.6% for the six month periods ended March 31, 2007 and 2008, respectively.

Other, Net. Other, net nonoperating expense was $221 for the three months ended March 31, 2008, as compared to other, net nonoperating income of $26 for the same period in the prior year. The difference of $247 primarily resulted from the recording of a non-cash gain on the exchange of equipment with Sprint Nextel Corporation ("Nextel") of $305 in the second quarter of Fiscal 2007 as compared to $77 in the second quarter of Fiscal 2008.

The FCC has granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. During the quarters ended March 31, 2007 and 2008, the excess of fair market value as compared to the book value of equipment exchanged and placed into service of $305 and $77, respectively, was recorded as a non-cash gain in other, net nonoperating income.

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

The provision for income taxes for the three months ended March 31, 2008 totaled $404 as compared to the provision for income taxes of $1,663 for the three months ended March 31, 2007. The decrease in the provision for income taxes of $1,259, or 75.7%, during the three months ended March 31, 2008 was primarily due to the $3,707, or 86.4%, decrease in pre-tax income.

The provision for income taxes for the six months ended March 31, 2008 totaled $5,364, a decrease of $3,432, or 39.0%, when compared to the provision for income taxes of $8,796 for the six months ended March 31, 2007. The decrease in the provision for income taxes during the six months ended March 31, 2008 was due to the $9,477, or 41.5%, decrease in pre-tax income.

Net Income
For the three months ended March 31, 2008, the Company recorded net income of $181 as compared to net income of $2,629 for the three months ended March 31, 2007. The decrease of $2,448 during the three months ended March 31, 2008 was primarily due to decreased operating income as discussed above.

For the six months ended March 31, 2008, the Company recorded net income of $7,993 as compared to $14,038 for the six months ended March 31, 2007. This decrease in net income during the six months ended March 31, 2008 was primarily due to decreased operating income as discussed above.

Balance Sheet
Program rights and program rights payable decreased from September 30, 2007 to March 31, 2008. These decreases reflect the annual cycle of the underlying program contracts which generally begins in September of each year. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of March 31, 2008, our cash and cash equivalents aggregated $2,471, and we had an excess of current assets over current liabilities of $21,080.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $17,145 and $18,490 for the six months ended March 31, 2007 and 2008, respectively. The $1,345 increase in cash flows from operating activities was primarily the result of decreased net income during the six months ended March 31, 2008 as compared to the same period in the prior fiscal year, more than offset by various differences in the timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the six months ended March 31, 2007 and 2008, we made cash advances, net of repayments, to Perpetual of $43,215 and $15,925, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the six months ended March 31, 2007 and 2008, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $8,200 and $5,190, respectively. We were charged by Perpetual for federal and state income taxes totaling $6,185 and $3,174 during the six months ended March 31, 2007 and 2008, respectively.

Stockholder's deficit amounted to $377,770 at March 31, 2008, an increase of $11,243, or 3.1%, from the September 30, 2007 deficit of $366,527. The increase was due to a net increase in distributions to owners of $17,941 and the cumulative effect of adopting FIN 48 of $1,295, partially offset by net income for the six-month period of $7,993.

Indebtedness. Our total debt increased from $484,100 at September 30, 2007 to $486,251 at March 31, 2008. This debt, net of applicable discounts, consisted of $453,251 of 7 3/4% senior subordinated notes due December 15, 2012 and $33,000 of draws under our senior credit facility at March 31, 2008. The increase of $2,151 in total debt from September 30, 2007 to March 31, 2008 was primarily due to $2,000 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2008, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2008 will be in the approximate range of $4,000 to $6,000 (exclusive of capital expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas as discussed below), and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including commencement of the conversion of WJLA/NewsChannel 8 to full high-definition local production during the latter part of the fiscal year. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2008 totaled $2,483, net of the progress payments received from property insurance claims.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.

On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. We maintain replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expect to be reimbursed for substantially all property and income losses. We are currently in the process of planning for the permanent replacement of our tower and related equipment. When the insurance claim is ultimately finalized, it is anticipated that the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they will be reflected within investing activities in the accompanying Consolidated Statement of Cash Flows to the extent of claim-related capital expenditures during that period. Additional proceeds will be reflected within operating activities.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for our fiscal year ending September 30, 2009. We are currently evaluating the impact, if any, that SFAS No. 159 may have on our financial position or results of operations.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2008, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2008, the carrying value of such debt was $453,251, the fair value was approximately $446,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.   Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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


                                     ALLBRITTON COMMUNICATIONS COMPANY

                                                 (Registrant)




      May 12, 2008                          /s/ Robert L. Allbritton
------------------------                 --------------------------------------
          Date                           Name:  Robert L. Allbritton
                                         Title: Chairman and Chief
                                                  Executive Officer



      May 12, 2008                          /s/ Stephen P. Gibson
------------------------                 --------------------------------------
          Date                           Name:  Stephen P. Gibson
                                         Title: Senior Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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