Form 10-Q
period 2008-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2008-08-11
CIK 889156

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

                  For the quarterly period ended June 30, 2008

                                       or

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

                                 Yes |_| No |X|
                                 --------------

     Number of shares of Common Stock outstanding as of August 11, 2008: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008


                                TABLE OF CONTENTS


                                                                           PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 2007 and 2008......   1

          Consolidated Balance Sheets as of September 30, 2007 and
          June 30, 2008...................................................   2

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 2007 and 2008....................................   3

          Notes to Interim Consolidated Financial Statements..............   4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  16

Item 4.   Controls and Procedures.........................................  16


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  17

Item 6.   Exhibits........................................................  17

Signatures................................................................  18

Exhibit Index.............................................................  19

PART I  FINANCIAL INFORMATION

Item 1.       Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                          June 30,
                                                     ----------------------          -------------------------
                                                        2007          2008              2007            2008
                                                        ----          ----              ----            ----

Operating revenues, net..........................    $ 58,026      $ 57,353          $ 174,615       $ 172,429
                                                       ------        ------            -------         -------

Television operating expenses, excluding
     depreciation and amortization...............      35,160        36,890            104,234         111,954
Depreciation and amortization....................       2,089         2,320              6,042           6,610
Corporate expenses...............................       1,352         1,526              4,183           4,618
                                                       ------        ------            -------         -------
                                                       38,601        40,736            114,459         123,182
                                                       ------        ------            -------         -------

Operating income.................................      19,425        16,617             60,156          49,247
                                                       ------        ------            -------         -------

Nonoperating income (expense)
     Interest income
         Related party...........................          65             5                365             195
         Other...................................          32            17                174              76
     Interest expense............................      (9,411)       (9,288)           (27,648)        (28,297)
     Other, net..................................         (54)          198               (156)           (315)
                                                       ------        ------            -------         -------
                                                       (9,368)       (9,068)           (27,265)        (28,341)
                                                       ------        ------            -------         -------

Income before income taxes ......................      10,057         7,549             32,891          20,906

Provision for income taxes.......................       3,897         2,242             12,693           7,606
                                                       ------        ------            -------         -------


Net income ......................................       6,160         5,307             20,198          13,300

Retained earnings, beginning of
     period (Note 5).............................      19,078        34,352              5,040          26,359
Charge under tax sharing agreement...............          --          (667)                --            (667)
                                                       ------        ------            -------         -------

Retained earnings, end of period.................    $ 25,238      $ 38,992          $  25,238       $  38,992
                                                       ======        ======            =======         =======

      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 June 30,
                                                             September 30,         2008
                                                                 2007           (unaudited)
                                                             -------------      -----------
Assets
Current assets
      Cash and cash equivalents..........................     $   2,402          $   2,289
      Accounts receivable, net...........................        44,048             45,246
      Program rights.....................................        10,610              2,765
      Deferred income taxes..............................         1,441              1,441
      Other..............................................         2,140              2,710
                                                                -------            -------
           Total current assets..........................        60,641             54,451

Property, plant and equipment, net.......................        43,863             42,685
Intangible assets, net...................................        42,327             42,290
Cash surrender value of life insurance...................        12,611             12,955
Program rights...........................................         1,262                721
Deferred income taxes....................................         2,643              1,316
Deferred financing costs and other.......................         5,702              5,018
                                                                -------            -------

                                                              $ 169,049          $ 159,436
                                                                =======            =======

Liabilities and Stockholder's Investment
Current liabilities
      Accounts payable...................................     $   3,328          $   5,085
      Accrued interest payable...........................        10,595              1,771
      Program rights payable.............................        12,476              4,876
      Accrued employee benefit expenses..................         6,322              5,474
      Other accrued expenses.............................         4,822              7,048
                                                                -------            -------
           Total current liabilities.....................        37,543             24,254

Long-term debt...........................................       484,100            496,278
Program rights payable...................................         1,628              1,163
Accrued employee benefit expenses........................         1,565              1,430
Deferred rent and other..................................        10,740             14,515
                                                                -------            -------
           Total liabilities.............................       535,576            537,640
                                                                -------            -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued.........................            --                 --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding..............             1                  1
      Capital in excess of par value.....................        49,631             49,631
      Retained earnings..................................        27,654             38,992
      Distributions to owners, net (Note 3)..............      (443,813)          (466,828)
                                                                -------            -------
         Total stockholder's investment..................      (366,527)          (378,204)
                                                                -------            -------

                                                              $ 169,049          $ 159,436
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                         -----------------------
                                                                          2007             2008
                                                                         ------           ------
Cash flows from operating activities:
      Net income...................................................    $ 20,198         $ 13,300
                                                                         ------           ------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization.............................       6,042            6,610
         Other noncash charges.....................................         992            1,009
         Provision for doubtful accounts...........................         819              724
         Gain on disposal of assets................................        (680)            (525)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable.................................      (8,158)          (1,922)
               Program rights......................................       8,374            8,386
               Other current assets................................      (1,159)            (570)
               Deferred income taxes...............................       3,198            3,051
               Other noncurrent assets.............................        (214)            (441)
             Increase (decrease) in liabilities:
               Accounts payable....................................        (230)           1,757
               Accrued interest payable............................      (8,584)          (8,824)
               Program rights payable..............................      (7,979)          (8,065)
               Accrued employee benefit expenses...................         (52)            (983)
               Other accrued expenses..............................      (1,421)           1,965
               Deferred rent and other liabilities.................          44              756
                                                                         ------           ------
                                                                         (9,008)           2,928
                                                                         ------           ------
               Net cash provided by operating activities...........      11,190           16,228
                                                                         ------           ------

Cash flows from investing activities:
      Capital expenditures.........................................      (4,514)          (5,541)
      Progress payments received from property insurance claims....          --              925
      Proceeds from disposal of assets.............................         160                7
                                                                         ------           ------
               Net cash used in investing activities...............      (4,354)          (4,609)
                                                                         ------           ------

Cash flows from financing activities:
      Principal payments on capital lease obligations..............         (30)              --
      Draws under line of credit, net..............................      39,500           11,950
      Distributions to owners, net of certain charges..............     (62,769)         (32,072)
      Repayments of distributions to owners........................      10,985            8,390
                                                                         ------           ------
               Net cash used in financing activities...............     (12,314)         (11,732)
                                                                         ------           ------

Net decrease in cash and cash equivalents..........................      (5,478)            (113)
Cash and cash equivalents, beginning of period.....................       7,600            2,402
                                                                         ------           ------
Cash and cash equivalents, end of period...........................    $  2,122         $  2,289
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation ("Perpetual")) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2008. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2007, which are contained in the Company's Form 10-K.


NOTE 2 - The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2007 and June 30, 2008 was $42,290.

The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:


                                               September 30,    June 30,
                                                   2007           2008
                                               -------------  -----------

     Gross carrying amount..................     $ 6,174        $ 6,174
     Less accumulated amortization..........      (6,137)        (6,174)
                                                   -----          -----

     Net carrying amount....................     $    37        $    --
                                                   =====          =====

Amortization expense was $121 and $37 for the nine-month periods ended June 30, 2007 and 2008, respectively.

NOTE 3 - For the nine months ended June 30, 2007 and 2008, distributions to owners and related activity consisted of the following:


                                                                          Federal and
                                                        Distributions    Virginia state         Net
                                                          to Owners        Income Tax      Distributions
                                                        and Dividends      Receivable        to Owners
                                                        -------------    --------------    -------------
Balance as of September 30, 2006.................         $ 382,442         $     --         $ 382,442

Cash advances to Perpetual.......................            59,610                             59,610
Repayment of cash advances to Perpetual..........           (10,985)                           (10,985)
Charge for federal and state income taxes........                             (8,476)           (8,476)
Payment of income taxes..........................                             11,635            11,635
                                                            -------           ------           -------

Balance as of June 30, 2007......................         $ 431,067         $  3,159         $ 434,226
                                                            =======           ======           =======


Balance as of September 30, 2007.................         $ 443,813         $     --         $ 443,813

Cash advances to Perpetual.......................            31,255                             31,255
Repayment of cash advances to Perpetual..........            (8,390)                            (8,390)
Charge for federal and state income taxes........                             (5,285)           (5,285)
Payment of income taxes..........................                              5,435             5,435
                                                            -------           ------           -------

Balance as of June 30, 2008......................         $ 466,678         $    150         $ 466,828
                                                            =======           ======           =======


The average amount of non-interest bearing advances outstanding was $401,363 and $450,870 during the nine months ended June 30, 2007 and 2008, respectively.


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

During the nine months ended June 30, 2007 and 2008, the fair market value of the equipment received and placed into service was $533 and $557, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $529 and $553 for the nine months ended June 30, 2007 and 2008, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

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

The Company is no longer subject to Federal or state income tax examinations for years prior to the Company's fiscal year ended September 30, 2005, although certain of the Company's net operating loss carryforwards generated prior to September 30, 2005 remain subject to examination.


NOTE 6 - The Company's operations are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. Income tax expense is calculated and recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 as if the Company was a separate taxpayer from Perpetual. The Company makes payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and the Company. During the three months ended June 30, 2008 income tax payments due to Perpetual in accordance with the tax sharing agreement exceeded the income tax payments that would be due as calculated in accordance with SFAS No. 109 by $667. This difference was recorded as a charge against retained earnings.


NOTE 7 - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its financial position or results of operations.

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


NOTE 8 - On January 11, 2008, the Company's broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company's station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. The Company maintains replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expects to be reimbursed for substantially all property and income losses. The Company is currently preparing for construction of the permanent replacement tower and purchasing related equipment for installation. When the insurance claim is ultimately finalized, it is anticipated that the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they will be reflected within investing activities in the accompanying Consolidated Statement of Cash Flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures will be reflected within operating activities.

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


Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2007 and 2008 and the percentage change between the periods:

                                        Three Months Ended                   Nine Months Ended
                                              June 30,                            June 30,
                                        ------------------    Percent       -------------------     Percent
                                          2007       2008     Change          2007       2008       Change
                                          ----       ----     -------         ----       ----       -------
Operating revenues, net ............    $58,026    $57,353      -1.2%       $174,615   $172,429       -1.3%
Total operating expenses............     38,601     40,736       5.5%        114,459    123,182        7.6%
                                         ------     ------                   -------    -------
Operating income....................     19,425     16,617     -14.5%         60,156     49,247      -18.1%
Nonoperating expenses, net..........      9,368      9,068      -3.2%         27,265     28,341        3.9%
Income tax provision................      3,897      2,242     -42.5%         12,693      7,606      -40.1%
                                         ------     ------                   -------    -------
Net income..........................    $ 6,160    $ 5,307     -13.8%       $ 20,198   $ 13,300      -34.2%
                                         ======     ======                   =======    =======


Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2007 and 2008, and the percentage contribution of each to our total broadcast revenues, before fees:

                                       Three Months Ended June 30,                Nine Months Ended June 30,
                                       ---------------------------               ---------------------------
                                       2007                 2008                 2007                2008
                                       ----                 ----                 ----                ----
                                  Dollars   Percent    Dollars  Percent   Dollars    Percent    Dollars   Percent
                                  -------   -------    -------  -------   -------    -------    -------   -------

Local and national<F1>........   $52,949     89.5     $49,987     85.5    $148,732    83.4     $148,387    84.4
Political<F2>.................        60      0.1         898      1.5       9,501     5.3        3,008     1.7
Subscriber fees<F3>...........     2,661      4.5       3,082      5.3       7,702     4.3        8,830     5.0
Network compensation<F4>......       872      1.5         858      1.5       2,891     1.6        2,602     1.5
Trade and barter<F5>..........     1,532      2.6       1,545      2.6       4,562     2.6        4,737     2.7
Other revenue ................     1,090      1.8       2,076      3.6       4,877     2.8        8,182     4.7
                                  ------    -----      ------    -----     -------   -----      -------   -----
Operating revenues............    59,164    100.0      58,446    100.0     178,265   100.0      175,746   100.0
                                            =====                =====               =====                =====
Fees<F6>......................    (1,138)              (1,093)              (3,650)              (3,317)
                                  ------               ------              -------              -------

Operating revenues, net ......   $58,026              $57,353             $174,615             $172,429
                                  ======               ======              =======              =======

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


Net operating revenues for the three months ended June 30, 2008 totaled $57,353, a decrease of $673, or 1.2%, when compared to net operating revenues of $58,026 for the three months ended June 30, 2007. Net operating revenues decreased $2,186, or 1.3%, to $172,429 for the nine months ended June 30, 2008 as compared to $174,615 for the same period in the prior year.

Local and national advertising revenues decreased $2,962, or 5.6%, and $345, or 0.2%, during the three and nine months ended June 30, 2008, respectively, versus the comparable periods in Fiscal 2007. The decrease for the three months ended June 30, 2008 was due to a general decrease in demand for local and national advertising in a majority of our markets, partially offset by increased demand for local and national advertising at Politico, which launched in January 2007.

The 0.2% decrease in local and national advertising revenues during the nine months ended June 30, 2008 resulted from the general decrease in demand during the second and third fiscal quarters as discussed above, substantially offset by the 9.9% increase in the first fiscal quarter, primarily reflecting the prior year displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections as well as local and national advertising revenue generated by Politico, which launched in January 2007.

Political advertising revenues increased by $838 to $898 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 principally due to spending by the Presidential candidates in several of our markets with no comparable activity during the same period of the prior year. Political advertising revenues decreased $6,493, or 68.3%, during the nine months ended June 30, 2008 as compared to the same period in Fiscal 2007. Political advertising revenue decreased in a majority of our markets due to various high-profile state-wide political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or nine months ended June 30, 2007 or 2008.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2008 totaled $40,736, an increase of $2,135, or 5.5%, compared to total operating expenses of $38,601 for the three-month period ended June 30, 2007. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,730, an increase in depreciation and amortization of $231 and an increase in corporate expenses of $174.

Total operating expenses for the nine months ended June 30, 2008 totaled $123,182, an increase of $8,723, or 7.6%, compared to total operating expenses of $114,459 for the nine-month period ended June 30, 2007. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $7,720, an increase in depreciation and amortization of $568 and an increase in corporate expenses of $435.

Television operating expenses, excluding depreciation and amortization, increased $1,730 and $7,720, or 4.9% and 7.4%, for the three and nine months ended June 30, 2008, respectively, as compared to the comparable periods in Fiscal 2007. These increases were primarily due to an overall increase in our employee compensation and benefits as well as operating expenses associated with producing and distributing Politico, which launched in January 2007. Employee compensation and benefits increased 8.6% and 8.5% for the three and nine months ended June 30, 2008, respectively, as compared to the same periods in the prior year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of Politico.

Operating Income
For the three months ended June 30, 2008, operating income of $16,617 decreased $2,808, or 14.5%, when compared to operating income of $19,425 for the three months ended June 30, 2007. For the three months ended June 30, 2008, the operating margin decreased to 29.0% from 33.5% for the comparable period in Fiscal 2007. The decreases in operating income and margin during the three months ended June 30, 2008 were primarily the result of increased total operating expenses as discussed above.

Operating income of $49,247 for the nine months ended June 30, 2008 decreased $10,909, or 18.1%, when compared to operating income of $60,156 for the same period in the prior fiscal year. For the nine months ended June 30, 2008, the operating margin decreased to 28.6% from 34.5% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of increased total operating expenses as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,288 for the three months ended June 30, 2008 decreased $123, or 1.3%, as compared to $9,411 for the three-month period ended June 30, 2007. The average balance of debt outstanding for the three months ended June 30, 2007 and 2008 was $482,846 and $489,942, respectively, and the weighted average interest rate on debt was 7.7% and 7.5% for the three-month periods ended June 30, 2007 and 2008, respectively.

Interest expense of $28,297 for the nine months ended June 30, 2008 increased $649, or 2.3%, as compared to $27,648 for the comparable period of Fiscal 2007. The average balance of debt outstanding for the nine months ended June 30, 2007 and 2008 was $470,725 and $491,659, respectively, and the weighted average interest rate on debt was 7.7% and 7.6% for the nine-month periods ended June 30, 2007 and 2008, respectively.

Other, Net. Other, net nonoperating income was $198 for the three months ended June 30, 2008, as compared to other, net nonoperating expense of $54 for the same period in the prior year. The difference of $252 resulted from the recording of a non-cash gain on the exchange of equipment with Sprint Nextel Corporation ("Nextel") of $476 in the third quarter of Fiscal 2008 as compared to $224 in the third quarter of Fiscal 2007.

The FCC has granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. During the three and nine months ended June 30, 2008, the excess of fair market value as compared to the book value of equipment exchanged and placed into service of $476 and $553, respectively, was recorded as a non-cash gain in other, net nonoperating expense.

Income Taxes
In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax provisions taken or expected to be taken in a tax return.

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

We are no longer subject to Federal or state income tax examination for years prior to our fiscal year ended September 30, 2005, although certain of our net operating loss carryforwards generated prior to September 30, 2005 remain subject to examination.

The provision for income taxes for the three months ended June 30, 2008 totaled $2,242 as compared to the provision for income taxes of $3,897 for the three months ended June 30, 2007. The decrease in the provision for income taxes of $1,655, or 42.5%, during the three months ended June 30, 2008 was primarily due to the $2,508, or 24.9%, decrease in pre-tax income as well as a reduction in income tax expense of $438 related to the release of reserves due to the expiration of a statute of limitations.

The provision for income taxes for the nine months ended June 30, 2008 totaled $7,606, a decrease of $5,087, or 40.1%, when compared to the provision for income taxes of $12,693 for the nine months ended June 30, 2007. The decrease in the provision for income taxes during the nine months ended June 30, 2008 was primarily due to the $11,985, or 36.4%, decrease in pre-tax income as well as a reduction in income tax expense during the third fiscal quarter of $438 related to the release of reserves due to the expiration of a statute of limitations.

Our operations are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. We calculate and record income tax expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 as if we were a separate taxpayer from Perpetual. We make payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and us. During the three months ended June 30, 2008 income tax payments due to Perpetual in accordance with the tax sharing agreement exceeded the income tax payments that would be due as calculated in accordance with SFAS No. 109 by $667. This difference was recorded as a charge against retained earnings.

Net Income
For the three months ended June 30, 2008, the Company recorded net income of $5,307 as compared to $6,160 for the three months ended June 30, 2007. The decrease of $853, or 13.8%, during the three months ended June 30, 2008 was primarily due to decreased operating income as discussed above.

For the nine months ended June 30, 2008, the Company recorded net income of $13,300 as compared to $20,198 for the nine months ended June 30, 2007. The decrease of $6,898, or 34.2%, during the nine months ended June 30, 2008 was primarily due to decreased operating income, as discussed above.

Balance Sheet
Program rights, program rights payable and accrued interest payable decreased from September 30, 2007 to June 30, 2008. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of scheduled interest payments on our long-term fixed interest rate debt. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of June 30, 2008, our cash and cash equivalents aggregated $2,289, and we had an excess of current assets over current liabilities of $30,197.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $11,190 and $16,228 for the nine months ended June 30, 2007 and 2008, respectively. The $5,038 increase in cash flows from operating activities was the result of a smaller increase in accounts receivable as well as various differences in the timing of cash receipts and payments in the ordinary course of operations, partially offset by decreased net income as compared to the same period in the prior fiscal year. The smaller increase in accounts receivable was attributed to both greater cash collection activity as well as decreased net operating revenue during the third quarter of Fiscal 2008 as compared to the third quarter of Fiscal 2007.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the nine months ended June 30, 2007 and 2008, we made cash advances, net of repayments, to Perpetual of $48,625 and $22,865, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the nine months ended June 30, 2007 and 2008, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $11,635 and $5,435, respectively. We were charged by Perpetual for federal and state income taxes totaling $8,476 and $5,285 during the nine months ended June 30, 2007 and 2008, respectively.

Stockholder's deficit amounted to $378,204 at June 30, 2008, an increase of $11,677, or 3.2%, from the September 30, 2007 deficit of $366,527. The increase was due to a net increase in distributions to owners of $23,015, the cumulative effect of adopting FIN 48 of $1,295 and a charge against retained earnings related to our tax sharing agreement with Perpetual of $667, partially offset by net income for the nine-month period of $13,300.

Indebtedness. Our total debt increased from $484,100 at September 30, 2007 to $496,278 at June 30, 2008. This debt, net of applicable discounts, consisted of $453,328 of 7 3/4% senior subordinated notes due December 15, 2012 and $42,950 of draws under our senior credit facility at June 30, 2008. The increase of $12,178 in total debt from September 30, 2007 to June 30, 2008 was primarily due to $11,950 in net draws under the senior credit facility.

Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime or from LIBOR plus 0.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2008, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2008 will approximate $6,000 (exclusive of capital expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below), and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including commencement of the conversion of WJLA/NewsChannel 8 to full high-definition local production during the latter part of the fiscal year. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2008 totaled $4,616, net of the progress payments received from property insurance claims.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available under the senior credit facility, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt.

On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. We maintain replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expect to be reimbursed for substantially all property and income losses. We are currently preparing for construction of the permanent replacement tower and purchasing related equipment for installation. When the insurance claim is ultimately finalized, it is anticipated that the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they will be reflected within investing activities in the accompanying Consolidated Statement of Cash Flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures will be reflected within operating activities.

New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for our fiscal year ending September 30, 2009. We are currently evaluating the impact, if any, that SFAS No. 157 may have on our financial position or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2008, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At June 30, 2008, the carrying value of such debt was $453,328, the fair value was approximately $446,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of June 30, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      See Exhibit Index on pages 19-21.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLBRITTON COMMUNICATIONS COMPANY

                                                   (Registrant)




     August 11, 2008                  /s/ Robert L. Allbritton
-------------------------          -----------------------------------------
          Date                     Name:  Robert L. Allbritton
                                   Title: Chairman and Chief
                                             Executive Officer



     August 11, 2008                  /s/ Stephen P. Gibson
-------------------------          -----------------------------------------
          Date                     Name:  Stephen P. Gibson
                                   Title: Senior Vice President
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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