Form 10-K
period 2008-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2008-12-22
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2008
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
        Large accelerated filer |_|             Accelerated filer |_|
         Non-accelerated filer |X|          Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                            YES    |_|    NO    |X|

The aggregate market value of the registrant's Common Stock held by non-affiliates is zero.

As of December 19, 2008, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
 None
_______________
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2008, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms "Allbritton," "our," "us," "we" or the "Company" refer to Allbritton Communications Company and its subsidiaries, and "ACC" refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" and "NewsChannel 8" together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, LLC (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT," "WBMA" and "WJSU" refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term "Politico" refers to Capitol News Company, LLC. The term "ACCLI" refers to ACC Licensee, Inc. (licensee of WJLA). The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton and his immediate family or trusts for their benefit ("the Allbritton family"). "AGI" refers to Allbritton Group, Inc., which is controlled by Perpetual and is ACC's parent. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC and parent company of Harrisburg Television, Inc. and TV Alabama, Inc.

                                TABLE OF CONTENTS


                                                                          Page
                                                                        --------
Part I

   Item 1.      Business...............................................     1
   Item 1A.     Risk Factors...........................................    20
   Item 1B.     Unresolved Staff Comments..............................    25
   Item 2.      Properties.............................................    25
   Item 3.      Legal Proceedings......................................    27
   Item 4.      Submission of Matters to a Vote of Security Holders....    27

Part II

   Item 5.      Market for Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of
                  Equity Securities....................................    27
   Item 6.      Selected Consolidated Financial Data...................    28
   Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................    30
   Item 7A.     Quantitative and Qualitative Disclosures About Market
                  Risk.................................................    48
   Item 8.      Consolidated Financial Statements and Supplementary
                  Data.................................................    48
   Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................    49
   Item 9A.     Controls and Procedures................................    49
   Item 9B.     Other Information......................................    49

Part III

   Item 10.     Directors, Executive Officers and Corporate Governance.    50
   Item 11.     Executive Compensation.................................    52
   Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters...........    56
   Item 13.     Certain Relationships and Related Transactions, and
                  Director Independence................................    57
   Item 14.     Principal Accounting Fees and Services.................    59

Part IV

   Item 15.     Exhibits, Financial Statement Schedules................    60

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


                                     PART I

                              ITEM 1. OUR BUSINESS

The Company

      We own and operate ABC network-affiliated television stations serving seven geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET in Lynchburg, Virginia; and WCIV in Charleston, South Carolina. Our owned and operated stations broadcast to the 9th, 40th, 41st, 56th, 61st, 67th and 99th largest national media markets in the United States, respectively, as defined by The Nielsen Company ("Nielsen"), and reach approximately 5% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 we launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and the political electoral process. The operations of NewsChannel 8 and Politico are integrated with WJLA.

      Our stations are owned and operated by ACC (WJLA-TV/NewsChannel 8), Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), WCIV, LLC (WCIV) and TV Alabama, Inc. (WCFT, WJSU and
WBMA). Each company other than ACC is either a directly or indirectly wholly-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of AGI, which is controlled by Perpetual Corporation, which in turn is controlled by the Allbritton family. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 1000 Wilson Boulevard, Suite 2700, Arlington, VA 22209, and our telephone number at that address is (703) 647-8700.

Television Industry Background

      General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast television station is granted by the FCC. Based upon interference criteria developed by the FCC, licenses are allocated in channels of 6 MHz each in either the VHF band (channels 2-13) or the UHF band (channels 14-69) of the spectrum. All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size based upon actual or potential audience. Each of these markets, called "Designated Market Areas" or "DMAs," is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates.

      Revenue. Television station revenues are primarily derived from local, regional and national advertisers who pay for commercial advertising time and, to a much lesser extent, from networks and program syndicators for the broadcast of programming and from other broadcast-related activities, including retransmission consent fees from multi-channel, video program distributors ("MVPDs") such as cable television operators, direct broadcast satellite ("DBS") providers and telephone company ("telco") operators.

      Advertising rates for television commercials are set based upon a variety of factors, including:

     o the size and demographic makeup of the market served by the station;

     o a program's popularity among viewers whom an advertiser wishes to attract;

     o the number of advertisers competing for the available time;

     o the availability of alternative advertising media in the market area;

     o a station's overall ability to attract viewers in its market area; and

     o the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting.

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

      Advertising revenue for television stations is generally seasonal due to, among other things, increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. Additionally, advertising revenue is cyclical, benefiting in even-numbered calendar years from advertising placed by candidates for political offices and issue-oriented advertising, and demand for advertising time in Olympic broadcasts. The seasonality and cyclicality inherent in our business can make it difficult to estimate future operating results based on the previous results of any specific quarter.

      Additional revenues are generated from advertising produced by television stations' Internet websites. Sponsorships of web pages or sections as well as general advertising banners account for a relatively small but growing portion of revenues.

      Audience Measurement. Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses three methods of determining a station's ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called "set meter" measurement), while in smaller markets ratings are determined by paper diaries only. A select number of the largest markets are measured by people meter technology (so called "local people meter" measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. is a local people metered market. The remaining markets are paper diary markets. Nielsen has announced its intention to convert all set metered markets to local people meter measurement and to convert all of the top 125 markets still using paper diaries to a new "mailable meter" form of electronic measurement; however, we do not anticipate any changes in audience measurement methodologies in our markets during Fiscal 2009.

      Programming

      Network. Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In the past two decades, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, CW, ION and myNetworkTV have been launched as new broadcast television networks, along with specialized networks, Telemundo, Univision and TV Azteca.

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

      Public broadcasting outlets in many instances have relationships with the national Public Broadcasting Network and with state-funded regional networks. These networks are non-profit and "non-commercial," but are permitted to seek some commercial funding through "enhanced underwriting" rules promulgated by the FCC. In most communities, these stations compete with commercial broadcasters for viewers but not directly for advertising dollars.

      Non-Network. To supplement programming offered by a network or to program the station as an independent, a television broadcaster may acquire programming through cash or barter arrangements. A cash license fee is paid to a program distributor for "first run" syndicated programming (such as "The Oprah Winfrey Show" or "Jeopardy") sold independent of network affiliation or syndicated "off-network" programs, commonly referred to as "reruns." Under such license agreements, stations retain a majority of the commercial availabilities in the programs. Under barter arrangements, a national program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

      Program Distribution. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations only competed with each other in local markets. Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services.

      Cable television systems were first constructed in significant numbers in the 1970s and were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any of the major broadcast networks. The advertising share of cable networks has steadily increased since the 1970s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system) and the increase in the number of new cable networks. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the predominant distribution system for mass market television advertising.

      Cable system operators have traditionally enjoyed near monopoly status as terrestrial distributors of multi-channel programming. "Overbuilders" (competing local distributors in the same local franchise area) were rare based upon the high costs associated with the cable system infrastructure. Recently, however, some telcos have begun using their fiber optic facilities to begin offering multi-channel programming in competition with the local franchised cable systems. These telcos seek program carriage arrangements with local broadcasters and other national program distributors.

      In the 1990s, DBS service was introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Local stations, under specified conditions, are carried on satellites which then retransmit those signals back to the originating market. As DBS providers, such as DirecTV and DISH Network, continue to expand their facilities, an increasing number of local stations will be carried as "local-to-local" signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. All of our stations are currently carried on the two primary DBS systems.

      We believe that the market shares of television stations affiliated with ABC, NBC and CBS declined since the 1980s because of the emergence of FOX and certain strong independent stations and because of increased MVPD penetration. Affiliates of the minor networks have emerged as viable competitors for television viewership share, particularly as a result of the availability of first-run, major network-quality and regional sports programming.

      In addition to cable and satellite programming, there has been substantial growth in video recording technology and playback systems, television game devices and new wireless/Internet connected devices permitting "podcasting," wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves may now use excess capacity within their digital television channel to "multicast" discrete program offerings. This has further expanded the number of programming alternatives available to household audiences, along with non-broadcast alternatives, especially with respect to news, available over the rapidly expanding Internet. Video programming via the Internet is now emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer "video player" buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming. It is uncertain at this time whether and to what extent those new services will be a measurable competitor to us.

      Terrestrially-distributed television broadcast stations traditionally used analog transmission technology. Recent advances in digital transmission technology formats have enabled broadcasters to begin migration from analog to digital broadcasting. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theater screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television. The FCC has authorized a transition plan to convert existing analog stations to digital by temporarily offering a second channel to transmit programming digitally with the return of the analog channel after the transition period. See "Legislation and Regulation--Digital Television." All of our full power stations broadcast with both an analog and digital signal.


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

      Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming at our stations is supplied by the ABC network. In those periods, the stations are totally dependent upon the performance of the ABC network programs in attracting viewers. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and entertainment programming, including news and syndicated programs purchased for cash, cash and barter or barter-only. Minor network stations, the number of which has increased significantly over the past decade, have also emerged as viable competitors for television viewership share, particularly as the result of the availability of first-run major network-quality programming.

      The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of MVPDs has significantly altered competition for audience share in the television industry. These alternative transmission methods can increase competition for a broadcasting station both by bringing into its market area distant broadcasting signals not otherwise available to the station's audience and by serving as a distribution system for programming originated on the cable or DBS systems. Although historically cable operators have not sought to compete with broadcast stations for a share of the local news audience, cable operators have made recent inroads to this market as well, particularly in the area of local sports channels. Increased competition for local audiences could have an adverse effect on our advertising revenues.

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

      Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station competitors for off-network reruns (such as "Seinfeld") and first-run products (such as "The Oprah Winfrey Show") for exclusive access to those programs. Cable systems generally do not compete with local stations for programming; however, local cable operators are increasingly consolidating ownership of systems within various markets, enabling them to bid on local sports programming in competition with traditional broadcasters. In addition, various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry.

      Advertising. Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Our television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a broadcast television station in one market does not compete with stations in other market areas. Our television stations are located in highly competitive market areas.

Station Information

      The following table sets forth general information for each of our owned stations as of May 2008, unless otherwise indicated:


                                                                 Post-                 Total
                                                              Transition    Market   Commercial
                                                   Analog       Digital      Rank    Competitors    Station   Rank in
  Designated                          Network      Channel      Channel     or DMA    in Market    Audience    Market  Acquisition
  Market Area          Station      Affiliation   Frequency   Allocation     <F1>       <F2>       Share<F3>    <F4>      Date
  -----------          -------      -----------   ---------   ----------    ------   -----------   ---------  -------  -----------

Washington, D.C.         WJLA            ABC         7/VHF          7          9          6           25%         1     01/29/76
Birmingham
  (Anniston and
  Tuscaloosa),
  AL <F5>           WBMA/WCFT/WJSU       ABC          --           --         40          6           24%         2      --
   Birmingham            WBMA            ABC        58/UHF         --         --         --           --         --     08/01/97
   Anniston              WJSU            ABC        40/UHF          9         --         --           --         --     03/22/00<F6>
   Tuscaloosa            WCFT            ABC        33/UHF         33         --         --           --         --     03/15/96
Harrisburg-
  Lancaster-York-
  Lebanon, PA            WHTM            ABC        27/UHF         10         41          5           24%         2     03/01/96
Little Rock, AR          KATV            ABC         7/VHF         22         56          5           31%         1     04/06/83
Tulsa, OK                KTUL            ABC         8/VHF         10         61          6           24%         2     04/06/83
Roanoke-
  Lynchburg, VA          WSET            ABC        13/VHF         13         67          4           23%         2     01/29/76<F7>
Charleston, SC           WCIV            ABC         4/VHF         34         99          4           18%         3     01/29/76<F7>

_______________

<F1> Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2008.
<F2> Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2008.
<F3> Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2008.
<F4> Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2008.
<F5> TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6> We began programming WJSU pursuant to a local marketing agreement in
     December 1995. In connection with the local marketing agreement, we entered into an option to purchase the assets of WJSU. We exercised our option to acquire WJSU and completed our acquisition of WJSU on March 22, 2000. See "Owned Stations--WBMA/WCFT/WJSU:
     Birmingham (Anniston and Tuscaloosa), Alabama."
<F7> WSET and WCIV have been indirectly owned and operated by the Allbritton family since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.

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

      In addition, we continually seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. The broadcast and cable news services of WJLA and NewsChannel 8 are fully integrated along with Politico. This combination represents the first and only broadcast/cable/print triopoly in the Nation's Capital.

      We have also sought to make use of the excess capacity of our digital broadcast channels. All but two of our stations operate local weather channels using this digital spectrum, and four of our stations are affiliated with the Retro Television Network ("RTN") which supplies classic, off network programming which is packaged together in an "oldies" television format.

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

Owned Stations

   WJLA/NewsChannel 8/Politico:    Washington, D.C.

      Acquired by ACC in 1976, WJLA is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license (held by ACCLI) expires on October 1, 2012. Washington, D.C. is the ninth largest DMA, with approximately 2,322,000 television households. We believe that stations in this market generally earn higher advertising rates than stations in smaller markets because many national advertising campaigns concentrate their spending in the top ten media markets and on issue-oriented advertising in Washington, D.C. The Washington, D.C. market is served by six commercial television stations.

      On September 16, 2002, ACC acquired the operations of NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial MVPDs for the carriage of its programming to subscribers. Each of the cable operator affiliation agreements has an expiration date of December 31, 2011.

      In January 2007, we launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. Politico is advertising supported, with free, targeted distribution of over 25,000 print copies per issue. Publication has been generally three times per week when Congress is in session and once per week when Congress is in recess.

In-session publication is planned to increase to four times per week beginning in January 2009. Print and other original content is continuously available without charge on politico.com.

      The operations of NewsChannel 8 and Politico are integrated with those of WJLA in its studio and office facility, creating the first broadcast/cable/print triopoly in the Nation's Capital. The combination of these three operations allows for certain operational efficiencies, primarily in the areas of newsgathering, administration, finance, operations, promotions and human resources.

   WBMA/WCFT/WJSU:    Birmingham (Anniston and Tuscaloosa), Alabama

      We acquired WCFT in March 1996 and WJSU in March 2000 after previously programming the station pursuant to a time brokerage agreement. We also own a low power television station licensed to Birmingham, Alabama (WBMA).

      We serve the Birmingham market by simultaneously transmitting identical programming from our studio in Birmingham over WCFT, WJSU and WBMA. The stations are listed on a combined basis by Nielsen as WBMA+. TV Alabama maintains studio facilities in Birmingham for the operation of the stations. We have retained a news and sales presence in both Tuscaloosa and Anniston, while at the same time maintaining our primary news and sales presence in Birmingham. The ABC network affiliation is based upon carriage on both WCFT and WJSU and expires on December 31, 2012. The FCC licenses for the three stations expire on April 1, 2013. In October 1998, Nielsen collapsed the Tuscaloosa DMA and the Anniston DMA into the Birmingham DMA creating what is now the 40th largest DMA with approximately 740,000 television households. The Birmingham DMA is served by six commercial television stations.

   WHTM:    Harrisburg-Lancaster-York-Lebanon, Pennsylvania

      Acquired by us in 1996, WHTM is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expired August 1, 2007. An application for license renewal has been filed and is pending. The Harrisburg-Lancaster-York-Lebanon market, which consists of ten contiguous counties located in central Pennsylvania, is the 41st largest DMA, reaching approximately 739,000 television households. Harrisburg is the capital of Pennsylvania, and the government represents the area's largest employer. The Harrisburg market is served by five commercial television stations, one of which is a VHF station.

   KATV:    Little Rock, Arkansas

      Acquired by us in 1983, KATV is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expired on June 1, 2005. An application for license renewal has been filed and is pending. The Little Rock market is the 56th largest DMA, with approximately 567,000 television households. The Little Rock market has a diversified economy, serving as the seat of both state and local government and as home to numerous commercial businesses. The Little Rock market is served by five commercial television stations.

   KTUL:    Tulsa, Oklahoma

      Acquired by us in 1983, KTUL is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. The station's FCC license expires on June 1, 2014. Tulsa, Oklahoma is the 61st largest DMA, with approximately 530,000 television households. The Tulsa market is served by six commercial television stations.

   WSET:    Roanoke-Lynchburg, Virginia

      Acquired by us in 1996, WSET has been indirectly owned and operated by the Allbritton family since 1976. The station is an ABC network affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WSET's FCC license expires on October 1, 2012. The hyphenated central Virginia market comprised of Lynchburg, Roanoke and Danville is the 67th largest DMA, with approximately 461,000 television households. The Lynchburg DMA is served by four commercial television stations.

   WCIV:    Charleston, South Carolina

      Acquired by us in 1996, WCIV has been indirectly owned and operated by the Allbritton family since 1976. The station is an ABC affiliate pursuant to an affiliation agreement that expires on December 31, 2012. WCIV's FCC license expires on December 1, 2012. Charleston, South Carolina is the 99th largest DMA, with approximately 308,000 television households. The Charleston DMA is served by four commercial television stations.

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

      License Renewal. Broadcast television licenses are generally granted for maximum terms of eight years. The main licenses are supported by various "auxiliary" licenses for point-to-point microwave, remote location electronic newsgathering and program distribution between the studio and transmitter locations. License terms are subject to renewal upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing.

      In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, we cannot assure that each of our broadcast licenses will be renewed in the future. License renewal applications are currently pending for KATV and WHTM. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for our remaining stations are currently effective with expiration dates ranging from October 1, 2012 to June 1, 2014.

      Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees must continue to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. The FCC also has adopted rules that place additional obligations on television station operators for closed-captioning of programming for the hearing impaired, equal employment opportunity obligations, maximum amounts of advertising and minimum amounts of programming specifically targeted for children and special obligations relating to political candidate advertising, as well as additional public information and reporting requirements.

      Digital Television. All U.S. television stations broadcast signals using an analog transmission system first developed in the 1940s. The FCC has approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it is possible to broadcast one high definition channel, with visual and sound quality substantially superior to present-day television; to transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than present television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities. The FCC has allocated to nearly every existing television broadcast station one additional channel to be used for DTV during the transition between present-day analog television and DTV, and has established a timetable by which every current station must initiate DTV operations. Broadcasters were not required to pay for this new DTV channel, but will be required to relinquish their analog channel on February 17, 2009. The FCC has declared its intention to place all DTV stations in a "core" broadcast band consisting of channels 2-51 by February 17, 2009 and to reallocate channels 52-69 to a variety of other uses, including advanced cellular telephone and public safety. Broadcasters must also pay certain fees for non-broadcast uses of their digital channels. In addition, the FCC recently determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children's educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also recently held that the must-carry requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the primary digital program channel, and then only upon the cessation of analog signals.

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

      On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for KATV. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. Due to the collapse of the KATV tower, limited digital service is being provided to the Little Rock market by utilizing a digital subchannel of another broadcast station in the market. We anticipate final construction of the KATV replacement tower and transmission system in time for the DTV national cutover on February 17, 2009. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

      In June 2006, the FCC launched a rulemaking proceeding to promulgate new media ownership rules. This rulemaking was, in part, a response to a 2004 decision of the Third Circuit Court of Appeals that stayed and remanded several of the ownership rule changes that the FCC had adopted in 2003. The rules adopted in 2003 would have liberalized most of the ownership rules which would have permitted us to acquire television stations in certain markets where we are currently prohibited from acquiring new stations. In December 2007, the FCC concluded its rulemaking proceeding by amending the 32-year-old ban on newspaper/broadcast cross-ownership. The FCC made no other changes to its broadcast ownership rules, thereby leaving in place the majority of the pre-June 2003 broadcast ownership rules. The FCC's currently effective ownership rules that are material to our operations are summarized below:

      o Local Television Ownership. Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a "parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station. We are currently in compliance with the local television ownership rule.

      o National Television Ownership Cap. The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. Currently, our stations reach, in aggregate, approximately 5% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Further, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the stations in that market only once in computing the national ownership cap. The FCC is currently considering whether to retain the UHF discount. The propriety of the UHF discount will be the subject of further administrative proceedings, but the discount currently remains in effect.

      o Dual Network Rule. The dual network rule prohibits a merger between or among any of the four major broadcast television networks--ABC, CBS, FOX and NBC.

      o Media Cross-Ownership. The FCC revised its newspaper/broadcast cross-ownership rule in December 2007; however, the revised rule is not yet effective. The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station's specified service contour encompasses the entire community where the newspaper is published. Under the revised rule, newspaper/broadcast cross-ownership would nonetheless be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction and (iv) where the transaction involves a television station, that station is not among the top four-ranked stations in the DMA. For all other proposed newspaper/broadcast transactions, the FCC's historic prohibition generally would remain in place. However, various parties have sought court review, and a stay of the effectiveness of the FCC's revised cross-ownership rule has been granted. The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations. The rule proscribing common ownership of television stations and newspapers is not applicable to WJLA and Politico since, as a specialty newspaper, Politico does not meet the definition of a "daily" newspaper of "general circulation" under FCC Rules.

       Carriage of Local Television Signals

      Cable. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station's consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. These contracts may, however, extend longer than the three-year must carry notification period. In 2005, we made cable carriage elections for the three-year period January 1, 2006 to December 31, 2008. In these elections, we opted to negotiate for retransmission consent with most of the cable systems that carry our stations, some of which extend beyond 2008. We have made new retransmission consent elections to cover the period from January 1, 2009 to December 31, 2011 and are currently negotiating carriage agreements with those systems whose agreements have or will expire on December 31, 2008.

      In 2007, the FCC ruled that cable systems must ensure that all cable subscribers--including those with analog television sets--continue to be able to view all must-carry broadcast stations after the digital transition on February 17, 2009. After the transition, cable systems may either (i) carry digital television signals in analog format (in addition to carrying the signals in digital format) or (ii) carry the signals only in digital format provided that subscribers are provided the necessary equipment to view the digital signals. During the digital transition period, cable operators are required to carry either a station's analog signal or a single programming stream of the digital signal, but not both. Both during and after the digital transition, cable operators are not required to carry multicast programming streams that we may create using our digital spectrum. Nonetheless, we have retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital programming streams of our stations.

      Satellite. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA's "carry-one, carry all" provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. In 2005, we made satellite carriage elections and opted to negotiate retransmission consent for all satellite systems that carry our stations. Those agreements remain effective until 2010 and 2011.

      Indecency Regulation. Federal law and the FCC's rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each "violation," with a cap of $3 million for any "single act." On February 19, 2008, the FCC fined certain ABC stations, including two of our ABC-affiliated stations, each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. Pursuant to the affiliation agreement with ABC, the Network has assumed obligations for payment of the fine, but together the Network and its affiliates, including our affected stations, have appealed the FCC's decision.

      Additional Competition in the Video Services Industry. The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Video programming via the Internet is now emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer "video player" buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming. Although we cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcast industry in which we operate.

      Other Legislation. The foregoing does not purport to be a complete summary of all the provisions of the Telecommunications Act, the Communications Act or of the regulations and policies of the FCC thereunder. Congress and the FCC have under consideration, and in the future may consider and adopt, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations. Also, certain of the foregoing matters are now, or may become, the subject of litigation, and we cannot predict the outcome of any such litigation or the impact on our business.


Employees

      As of September 30, 2008, we employed in full and part-time positions 1,094 persons, including 377 at WJLA/NewsChannel 8/Politico, 130 at KATV, 125 at KTUL, 125 at WHTM, 126 at WBMA/WCFT/WJSU, 109 at WSET, 87 at WCIV and 15 in our corporate office. Of the employees at WJLA/NewsChannel 8, 133 are represented by one of three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The NABET/CWA collective bargaining agreement expires on December 31, 2010. The AFTRA collective bargaining agreement expires on September 30, 2009. The DGA collective bargaining agreement expires on January 27, 2009. We have begun discussions with DGA regarding a successor agreement. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.

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

Our substantial debt could adversely affect our financial condition and operational flexibility.
      We have a substantial amount of debt. As of September 30, 2008, our total debt, net of applicable discounts, consisted of $453,408 of 7 3/4% senior subordinated notes due December 15, 2012 and $30,000 outstanding under our $70,000 senior credit facility which expires August 23, 2011. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

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

      In addition, debt incurred under our senior credit facility bears interest at variable rates. An increase in the interest rates on our debt will reduce the funds available to repay our debt and for operations and future business opportunities and will make us more vulnerable to the consequences of our leveraged capital structure. The agreements governing our debt contain certain restrictive financial and operating covenants. These covenants, among other things, restrict our ability to incur additional debt and issue preferred stock, pay dividends and make distributions, issue stock of subsidiaries, make certain investments, repurchase stock or debt, create liens, enter into transactions with affiliates, transfer and sell assets, and merge or consolidate. Any failure to comply with these covenants could result in an event of default under the applicable instrument, which could permit acceleration of the debt under such instrument and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. If our indebtedness were to be accelerated, we cannot assure you that we would be able to repay it. Further, current credit market conditions could adversely affect our ability to renegotiate or restructure the terms of our senior credit facility.

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

We depend on advertising revenue, which can vary substantially from period to period based on many factors beyond our control, including general economic conditions.
      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which our stations operate. For Fiscal 2006, 2007 and 2008, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

We particularly depend on automotive-related advertising, which may be impacted by the current turmoil in that industry.
      Approximately 26%, 23% and 20% of our total broadcast revenues for the fiscal years ended September 30, 2006, 2007 and 2008, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 12% and 14% for the years ended September 30, 2007 and 2008, respectively, as a result of decreased demand for advertising by the automotive industry. Continued or further significant decreases in such advertising would adversely affect our operating results.

Federal regulation of the broadcasting industry limits our operating flexibility.
      The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC under the Communications Act. Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station's frequency, location and operating power; the issuance, renewal, revocation or modification of a television station's FCC license; the approval of changes in the ownership or control of a television station's licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations. The FCC's regulation of other media and spectrum users also has an indirect effect on the operations of our stations.

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

We are dependent on our affiliation with the ABC television network.
      All of our television stations are affiliated with the ABC network. Our television viewership levels, and ultimately advertising revenues, are in large part dependent upon programming provided by ABC, and there can be no assurance that such programming will achieve and maintain satisfactory viewership levels in the future. Each of our television stations has entered into a long-term affiliation agreement with the ABC network, which expires on December 31, 2012. Although ABC has continually renewed its affiliation with our television stations for as long as we have owned them and we expect to continue to be able to renew such affiliation agreements, we cannot assure you that such renewals will be obtained or that they will reflect the same general terms. The non-renewal or termination of one or more of our network affiliation agreements or alteration of terms could have an adverse effect on our results of operations.

NewsChannel 8 is dependent on cable operators for carriage of its programming.
      NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial MVPDs for the carriage of its programming to subscribers. Each of the cable operator affiliation agreements has an expiration date of December 31, 2011. The news service operated by NewsChannel 8 is entirely dependent upon carriage by the MVPDs. Although these agreements have been renewed by the MVPDs in the past, there can be no assurance that these agreements will be renewed upon expiration or whether the same general terms and conditions can be retained. The non-renewal or termination of one or more of these affiliation agreements or alteration of terms could adversely affect our results of operations.

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

Our stockholder may have interests that conflict with holders of our debt.
      The Allbritton family controls our Company. Accordingly, the family is able to control our operations and policies, and the vote on all matters submitted to a vote of our stockholder, including, but not limited to, electing directors, adopting amendments to ACC's certificate of incorporation and approving mergers or sales of substantially all of ACC's assets. Circumstances may occur in which the interests of the family could be in conflict with the interests of the holders of our debt. In addition, the family could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes. See "Ownership of Capital Stock-- ACC Common Stock" and "Certain Relationships and Related Transactions."

We have paid dividends and made advances to related parties, and we expect to continue to do so in the future.
      ACC has made advances to certain related parties. Because, at present, such related parties' primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder's investment in our consolidated balance sheets. The stockholder's deficit at September 30, 2007 and 2008 was $366,527 and $383,524, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions." Under our debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.
      Currently, there are three bargaining agreements with unions representing 133 of our full and part-time employees at WJLA/NewsChannel 8, two of which expire during Fiscal 2009. We cannot assure you about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See "Our Business - Employees."

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

      The following table describes the general characteristics of our principal real property:


                                                                                                         Lease
                                                                                                      Expiration
Facility                    Market/Use                      Ownership       Approximate Size              Date
-----------------------     -----------------------         -------------   --------------------      -----------
WJLA/NewsChannel 8          Rosslyn, VA
                            Office/Studio                   Leased          84,381 sq. ft.              6/30/17

                            Prince George's, MD
                            Tower - Weather                 Leased          1 acre                      3/31/11

                            Bethesda, MD
                            Downlink Receive                Leased          5,300 sq. ft.               Monthly

                            Washington, D.C.
                            Tower/Transmitter               Joint Venture   108,000 sq. ft.               N/A
                            Office/Studio                   Leased          1,500 sq. ft.               2/28/12

WHTM                        Harrisburg, PA
                            Office/Studio                   Owned           14,000 sq. ft.                N/A
                            Adjacent Land                   Owned           59,337 sq. ft.                N/A
                            Tower/Transmitter               Owned           2,801 sq. ft.                 N/A
                            Office                          Leased          3,168 sq. ft.              10/31/11

KATV                        Little Rock, AR
                            Office/Studio                   Owned           20,500 sq. ft.                N/A
                            Office/Studio                   Leased          1,500 sq. ft.               1/31/09
                            Tower/Transmitter               Owned           188 acres                     N/A
                            Tower/Transmitter               Leased          3.49 acres                  5/31/23
                            Annex/Garage                    Owned           67,400 sq. ft.                N/A

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

                            Tuscaloosa, AL
                            Office/Studio                   Owned           9,475 sq. ft.                 N/A
                            Tower-Tuscaloosa                Owned           10.5 acres                    N/A
                            Tower-AmSouth                   Leased          134.3 acres                 4/30/11

                            Anniston, AL
                            Office/Studio                   Leased          700 sq. ft.                10/31/10
                            Tower-Blue Mtn.                 Owned           1.7 acres                     N/A
                            Tower-Bald Rock                 Leased          1 acre                      8/29/16

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


                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

      The selected consolidated financial data for the fiscal years ended September 30, 2004, 2005, 2006, 2007 and 2008 are derived from our consolidated financial statements. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere herein.


                                                                              Fiscal Year Ended September 30,
                                                             -----------------------------------------------------------------
                                                                2004          2005          2006          2007          2008
                                                             ---------     ---------     ---------     ---------     ---------
Statement of Operations Data:
Operating revenues, net..................................    $ 203,270     $ 200,427     $ 223,399     $ 226,146     $ 224,108
Television operating expenses, excluding depreciation
   and amortization......................................      127,586       124,082       124,871       138,588       149,987
Depreciation and amortization............................        9,908         9,170         8,666         8,712         9,511
Corporate expenses.......................................        4,908         6,012         5,000         6,106         6,459
Operating income.........................................       60,868        61,163        84,862        72,740        58,151
Interest expense.........................................       36,759        36,729        36,234        37,213        37,631
Interest income..........................................           24            71           147           208            96
Interest income-related party............................          162           262           226           430           200
Income before cumulative effect of change in accounting
   principle.............................................       13,581        13,642        31,509        22,614        12,873
Cumulative effect of change in accounting principle<F1>..           --            --        48,728            --            --
Net income (loss)........................................       13,581        13,642       (17,219)       22,614        12,873


                                                                                    As of September 30,
                                                             -----------------------------------------------------------------
                                                                2004          2005          2006          2007          2008
                                                             ---------     ---------     ---------     ---------     ---------
Balance Sheet Data:
Total assets.............................................    $ 253,978     $ 241,744     $ 176,021     $ 169,049     $ 159,455
Total debt<F2>...........................................      465,675       460,755       452,846       484,100       483,408
Stockholder's investment.................................     (281,176)     (287,414)     (327,770)     (366,527)     (383,524)


                                                                              Fiscal Year Ended September 30,
                                                             -----------------------------------------------------------------
                                                                2004          2005          2006          2007          2008
                                                             ---------     ---------     ---------     ---------     ---------
Cash Flow Data<F3>:
Cash flow from operating activities......................    $  30,959     $  27,266     $  41,374     $  31,092     $  34,027
Cash flow from investing activities......................       (5,712)       (4,593)       (6,670)       (5,889)       (5,977)
Cash flow from financing activities......................      (21,268)      (25,725)      (31,309)      (30,401)      (28,880)

Financial Ratios and Other Data:
Operating income margin..................................         29.9%         30.5%         38.0%         32.2%         25.9%
Capital expenditures<F4>.................................        5,816         4,660         8,836         6,052         5,986

                                                                                                  (Footnotes on following page)

Footnotes
(dollars in thousands)

<F1> In September 2004, the Securities Exchange Commission ("SEC") announced, in conjunction with the issuance of Emerging Issues Task Force ("EITF") Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other than Goodwill," that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of EITF Topic No. D-108 became effective at the beginning of our year ended September 30, 2006. As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 4."

<F2> Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.

<F3> Cash flows from operating, investing and financing activities were determined in accordance with GAAP. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."

<F4> Capital expenditures for the year ended September 30, 2008 are exclusive of
     $2,924 of expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 9."


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

   Business

      Our operating revenues are derived from local and national advertisers and, to a much lesser extent, the ABC network and program syndicators for the broadcast of programming, cable and telephone company operators as well as DBS providers in the form of subscriber fees, and other broadcast-related activities. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, newsgathering, production, promotion and the solicitation of advertising.

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

      Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2008 Summer Olympic Games were broadcast by NBC in August 2008 in connection with NBC's United States television rights to the Olympic Games, which extend through 2012.

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

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2006, 2007 and 2008, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

      We are also dependent on automotive-related advertising. Approximately 26%, 23% and 20% of our total broadcast revenues for the years ended September 30, 2006, 2007 and 2008, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 12% and 14% for the years ended September 30, 2007 and 2008, respectively, as a result of decreased demand for advertising by the automotive industry. Continued or further significant decreases in such advertising in the future would adversely affect our operating results.

Operating Revenues

      The following table depicts the principal types of operating revenues, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total operating revenues, before fees.


                                                              Fiscal Year Ended September 30,
                                          -----------------------------------------------------------------------
                                                  2006                     2007                      2008
                                          --------------------     ---------------------     --------------------
                                           Dollars     Percent      Dollars      Percent      Dollars     Percent
                                          ---------    -------     ---------     -------     ---------    -------
Local and national<F1>................    $ 197,334      86.5%     $ 194,662       84.3%     $ 188,418      82.6%
Political<F2>.........................        8,180       3.6%         9,826        4.3%         6,995       3.1%
Subscriber fees<F3>...................        9,260       4.1%        10,410        4.5%        11,946       5.2%
Network compensation<F4>..............        2,796       1.2%         3,771        1.6%         3,477       1.5%
Trade and barter<F5>..................        5,628       2.5%         6,104        2.6%         6,343       2.8%
Other revenues........................        4,907       2.1%         6,120        2.7%        10,878       4.8%
                                          ---------     ------     ---------      ------     ---------     ------
Operating revenues....................      228,105     100.0%       230,893      100.0%       228,057     100.0%
                                                        ======                    ======                   ======
Fees<F6>..............................       (4,706)                  (4,747)                   (3,949)
                                          ---------                ---------                 ---------
Operating revenues, net...............    $ 223,399                $ 226,146                 $ 224,108
                                          =========                =========                 =========

______________
<F1>   Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2>   Represents sale of advertising to political advertisers.
<F3>   Represents subscriber fees earned from cable and telco operators as well as DBS providers.
<F4>   Represents payment by network for broadcasting or promoting network programming.
<F5>   Represents value of commercial time exchanged for goods and services
       (trade) or syndicated programs (barter).
<F6>   Represents fees paid to national sales representatives and fees paid for music licenses.


      Local and national advertising constitutes our largest category of operating revenues, representing 83% to 87% of our total operating revenues in each of the last three fiscal years. Local and national advertising revenues increased 10.2% in Fiscal 2006, and decreased 1.4% and 3.2% in Fiscal 2007 and 2008, respectively.

Results of Operations--Fiscal 2008 Compared to Fiscal 2007

      Set forth below are selected consolidated financial data for Fiscal 2007 and 2008, respectively, and the percentage change between the years.


                                          Fiscal Year Ended          Percentage
                                            September 30,              Change
                                       ------------------------      ----------
                                          2007           2008
                                       ---------      ---------
Operating revenues, net..............  $ 226,146      $ 224,108         (0.9)%
Total operating expenses.............    153,406        165,957          8.2%
                                       ---------      ---------

Operating income.....................     72,740         58,151        (20.1)%
Nonoperating expenses, net...........     36,309         37,212          2.5%
Income tax provision.................     13,817          8,066        (41.6)%
                                       ---------      ---------

Net income...........................  $  22,614      $  12,873        (43.1)%
                                       =========      =========


   Net Operating Revenues

      Net operating revenues for Fiscal 2008 totaled $224,108, a decrease of $2,038, or 0.9%, as compared to Fiscal 2007.

      Local and national advertising revenues decreased $6,244, or 3.2%, from Fiscal 2007. The decrease in local and national advertising revenues was due to a general decrease in demand for local and national advertising in all of our markets during the final three quarters of Fiscal 2008, with a particular decrease in demand by local and national advertisers in our Washington, D.C. market. This overall decrease was partially offset by increased local and national advertising revenue in the first quarter of Fiscal 2008, primarily reflecting the prior year displacement of local and national advertisers during the peak political advertising period leading up to the November 2006 elections. Additionally, increased local and national advertising revenue generated by Politico, which launched in January 2007, also served to partially offset the overall local and national advertising revenue decrease during Fiscal 2008.

      Political advertising revenues decreased by $2,831, or 28.8%, in Fiscal 2008 from Fiscal 2007. Political advertising revenues decreased due to various high-profile state-wide political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007 with no comparable activity in Fiscal 2008, partially offset by spending by the Presidential candidates during Fiscal 2008 for the primaries and principally for the period leading up to the November 2008 general election in our Virginia and Pennsylvania markets.

      Subscriber fee revenue increased $1,536, or 14.8%, during Fiscal 2008 as compared to the prior fiscal year. This increase was due to an increase in the overall number of subscribers as well as various contractual increases in the monthly per subscriber rates.

      Other revenue increased $4,758, or 77.7%, during Fiscal 2008 as compared to Fiscal 2007. This increase was primarily due to increased Internet-based advertising revenue across our station group as well as Internet-based advertising revenue generated by politico.com, which launched in January 2007.

      No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2008 or 2007.

   Total Operating Expenses

      Total operating expenses in Fiscal 2008 were $165,957, an increase of $12,551, or 8.2%, compared to total operating expenses of $153,406 in Fiscal 2007. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $11,399, an increase in depreciation and amortization of $799 and an increase in corporate expenses of $353.

      Television operating expenses, excluding depreciation and amortization, totaled $149,987 in Fiscal 2008, an increase of $11,399, or 8.2%, when compared to television operating expenses of $138,588 in Fiscal 2007. This increase was primarily due to an overall increase in our employee compensation and benefits as well as operating expenses associated with producing and distributing Politico, which launched in January 2007. Employee compensation and benefits increased 8.9% for the year ended September 30, 2008 as compared to the prior fiscal year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of Politico.

   Operating Income

      Operating income of $58,151 in Fiscal 2008 decreased $14,589, or 20.1%, compared to operating income of $72,740 in Fiscal 2007. The operating income margin in Fiscal 2008 decreased to 25.9% from 32.2% for the prior fiscal year. The decreases in operating income and margin during Fiscal 2008 were primarily the result of increased total operating expenses as discussed above.

   Nonoperating Expenses, Net

      Interest Expense. Interest expense increased by $418, or 1.1%, from $37,213 in Fiscal 2007 to $37,631 in Fiscal 2008. The increase in interest expense was primarily due to the increase in the average balance of debt outstanding during Fiscal 2008 as compared to the prior fiscal year, partially offset by a decrease in the weighted average interest rate on debt. The average balance of debt outstanding for Fiscal 2007 and 2008 was $475,871 and $491,788, respectively, and the weighted average interest rate on debt was 7.7% and 7.6% during the years ended September 30, 2007 and 2008, respectively.

      Other, Net. The FCC has granted to Sprint Nextel Corporation ("Nextel") the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. During the years ended September 30, 2007 and 2008, equipment was exchanged and placed into service with an excess of fair market value as compared to book value of $1,256 and $1,367, respectively, and was recorded as a non-cash gain in other, net nonoperating income.

   Income Taxes

      The provision for income taxes in Fiscal 2008 totaled $8,066, a decrease of $5,751, or 41.6%, when compared to the provision for income taxes of $13,817 in Fiscal 2007. The decrease in the provision for income taxes was primarily due to the $15,492, or 42.5%, decrease in pre-tax income.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax provisions taken or expected to be taken in a tax return. The provisions of FIN No. 48 were adopted on October 1, 2007. The cumulative effect of implementing FIN No. 48 resulted in a net decrease of $1,295 to the opening balance of retained earnings.

       Our operations are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. We calculate and record income tax expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 as if we were a separate taxpayer from Perpetual. We make payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and us. During the year ended September 30, 2008, income tax payments due to Perpetual in accordance with the tax sharing agreement exceeded the income tax payments that would be due as calculated in accordance with SFAS No. 109 by $695. This difference was recorded as a charge against retained earnings.

   Net Income

      For Fiscal 2008, the Company recorded net income of $12,873 as compared to $22,614 for Fiscal 2007. The decrease in net income during Fiscal 2008 of $9,741, or 43.1%, was primarily due to decreased operating income, as discussed above.

Results of Operations--Fiscal 2007 Compared to Fiscal 2006

      Set forth below are selected consolidated financial data for Fiscal 2006 and 2007, respectively, and the percentage change between the years.


                                           Fiscal Year Ended         Percentage
                                             September 30,             Change
                                       ------------------------      ----------
                                          2006           2007
                                       ---------      ---------
Operating revenues, net..............  $ 223,399      $ 226,146          1.2%
Total operating expenses.............    138,537        153,406         10.7%
                                       ---------      ---------

Operating income.....................     84,862         72,740        (14.3)%
Nonoperating expenses, net...........     35,011         36,309          3.7%
Income tax provision.................     18,342         13,817        (24.7)%
                                       ---------      ---------

Income before cumulative effect of
   change in accounting principle....     31,509         22,614        (28.2)%
Cumulative effect of change in
accounting principle, net of income
   tax benefit.......................     48,728             --           --
                                       ---------      ---------

Net (loss) income....................  $ (17,219)     $  22,614           --
                                       =========      =========

   Net Operating Revenues

      Net operating revenues for Fiscal 2007 totaled $226,146, an increase of $2,747, or 1.2%, as compared to Fiscal 2006.

      Local and national advertising revenues decreased $2,672, or 1.4%, from Fiscal 2006. The decrease in local and national advertising revenues primarily reflected decreased demand for local and national advertising in our Washington, D.C. market partially offset by increased local and national advertising revenues from Politico which launched on January 23, 2007. The decreased local and national advertising revenues during Fiscal 2007 were also impacted by displacement of local and national advertisers during the peak political advertising period leading up to the November 7, 2006 elections as well as incremental revenue generated in the prior year associated with the February 2006 broadcast of the Super Bowl by the ABC network (broadcast by the CBS network in 2007).

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

      Subscriber fee revenue increased $1,150, or 12.4%, during Fiscal 2007 as compared to the prior fiscal year. This increase was due to an increase in the overall number of subscribers as well as various contractual increases in the monthly per subscriber rates.

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

      Television operating expenses, excluding depreciation and amortization, totaled $138,588 in Fiscal 2007, an increase of $13,717, or 11.0%, when compared to television operating expenses of $124,871 in Fiscal 2006. This increase was due primarily to an overall increase in employee compensation and benefits, increased programming expense and new operating expenses for Politico. Employee compensation and benefits increased 11.0% during Fiscal 2007 as compared to the prior fiscal year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of Politico. The increase in programming expense of 8.0% resulted primarily from renewals of several existing programs as well as the replacement of certain programming with new programming at higher rates. In addition to new personnel as discussed above, operating expenses associated with producing and distributing Politico since its January 2007 launch also contributed to the increase in overall operating expenses during Fiscal 2007.

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

      We used the residual method to value our FCC licenses in conjunction with acquisitions made in 1996 and 2000. Upon our implementation of EITF Topic No. D-108 during the first quarter of the year ended September 30, 2006, we performed an impairment test using a direct value method on our FCC licenses previously valued using the residual method. The direct value method, which differs markedly from the residual value method, requires us to value our FCC licenses using an average market participant concept. This concept assumes that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by us included other elements of cash flows which contributed to station value.

      As a result of the implementation of EITF Topic No. D-108, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the first quarter of the year ended September 30, 2006.

   Net Income

      For Fiscal 2007, the Company recorded net income of $22,614 as compared to a net loss of $17,219 for Fiscal 2006. The increase in net income during Fiscal 2007 was primarily due to the cumulative effect of change in accounting principle during the prior year, partially offset by decreased operating income, as discussed above.

   Contribution of Ownership Interests

      During the second quarter of the year ended September 30, 2007, Perpetual acquired from the Robert Lewis Allbritton Revocable Trust its 20% ownership interests in TV Alabama, Inc. and Harrisburg Television, Inc., our subsidiaries which operate our television stations in the Birmingham and Harrisburg markets, respectively. The 20% ownership interests were then contributed to us. As a result, we now own 100% of these and all other of our subsidiaries. As the entities involved in these transactions are considered to be under common control, we were required to account for this contribution at its book value. Since the book value of the 20% ownership interests acquired by Perpetual and then contributed to us was zero, no amount has been recorded in the accompanying consolidated financial statements related to the contribution.


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

      As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $41,374, $31,092 and $34,027 for Fiscal 2006, 2007 and 2008, respectively. The decrease in cash provided by operating activities from Fiscal 2006 to Fiscal 2007 was the result of decreased income before cumulative effect of change in accounting principle during Fiscal 2007. The increase in cash provided by operating activities from Fiscal 2007 to Fiscal 2008 was primarily the result of greater cash collection activity as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations, largely offset by decreased net income during Fiscal 2008.

   Distributions to Related Parties

      We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2006, 2007 and 2008, we made cash advances net of repayments to Perpetual of $23,137, $61,371 and $27,880, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

      At present, the primary sources of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2008 and through December 19, 2008, we made additional net distributions to owners of $4,800.

      During Fiscal 2006, 2007 and 2008, we were charged by Perpetual and made payments under a tax sharing agreement with Perpetual for federal and state income taxes totaling $15,480, $9,734 and $5,350, respectively.

      Stockholder's deficit amounted to $383,524 at September 30, 2008, an increase of $16,997, or 4.6%, from the September 30, 2007 deficit of $366,527. The increase was due to a net increase in distributions to owners of $27,880, the cumulative effect of adopting FIN No. 48 of $1,295 and a charge against retained earnings under our tax sharing agreement with Perpetual of $695, all partially offset by net income of $12,873.

   Indebtedness

      Our total debt decreased from $484,100 at September 30, 2007 to $483,408 at September 30, 2008. This debt, net of applicable discounts, consists of $453,408 of 7 3/4% senior subordinated notes due December 15, 2012 and $30,000 outstanding under our senior credit facility. The decrease of $692 in total debt from September 30, 2007 to September 30, 2008 was primarily due to net repayments under the senior credit facility of $1,000.

      Our $70,000 senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates either from prime to prime plus 0.25% or from LIBOR plus 0.75% to LIBOR plus 1.50% depending on certain financial operating tests.

      Under our existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2008, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the senior credit facility.

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

   Other Uses of Cash

      During Fiscal 2006, 2007 and 2008, we made $8,836, $6,052 and $5,986, respectively, of capital expenditures. Capital expenditures of $5,986 during the year ended September 30, 2008 are exclusive of $2,924 of expenditures related to the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below. At this time, we estimate that capital expenditures for Fiscal 2009 will be in the approximate range of $6,000 to $8,000 (exclusive of capital expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below), and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the conversion of WJLA/NewsChannel 8 to high-definition local production and the transition to our final digital channels. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

      On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. We maintain replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expect to be reimbursed for substantially all property and income losses. We are currently constructing the permanent replacement tower and preparing to install related equipment. When the insurance claim is ultimately finalized, it is anticipated that the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they will be reflected within investing activities in the accompanying consolidated statement of cash flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures will be reflected within operating activities.

      We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. During Fiscal 2006, 2007 and 2008, we made cash payments of approximately $11,600, $10,800 and $10,800, respectively, for rights to television programs. We anticipate cash payments for program rights will be in the approximate range of $11,000 to $13,000 per year for Fiscal 2009 through 2013. We currently intend to fund these commitments with cash provided by operations.

      The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2008:


                                                   Fiscal Year Ending September 30,
                                      ----------------------------------------------------------
                                         2009       2010         2011         2012         2013     Thereafter        Total
                                      --------   --------     --------      -------    ---------    ----------      ---------
Long-term debt....................    $     --   $     --     $ 30,000      $    --    $ 455,000      $     --      $ 485,000
Programming contracts -- currently
   available......................      13,041        691          477          324           --            --         14,533
Programming contracts -- future
   commitments....................         969     10,360        9,296        4,150          324            --         25,099
Operating leases..................       4,873      4,813        4,731        4,504        4,597        21,427         44,945
Employment contracts..............      11,371      3,497        1,995          313           44            --         17,220
Deferred compensation.............         587        369          369          169           96            --          1,590
                                      --------   --------     --------      -------    ---------      --------      ---------

      Total.......................    $ 30,841   $ 19,730     $ 46,868      $ 9,460    $ 460,061      $ 21,427      $ 588,387
                                      ========   ========     ========      =======    =========      ========      =========


      We also have certain obligations and commitments under various executory agreements to make future payments for goods and services. These agreements secure the future rights to certain goods and services to be used in the normal course of operations.

      Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities as well as amounts available both under the senior credit facility and from repayments of distributions to owners, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

      ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2008, 59% of the assets of ACC were held by operating subsidiaries and for Fiscal 2008, approximately 50% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

      We record income tax expense in accordance with SFAS No. 109 and make payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with SFAS No. 109 and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

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

   Intangible Assets

      Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets, net of accumulated amortization, were $42,327 and $42,290 as of September 30, 2007 and 2008, respectively.

      SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and became effective for our fiscal year ended September 30, 2003. SFAS No. 142 addressed the financial accounting and reporting for acquired goodwill and other intangible assets. Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

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

      Other intangible assets have been amortized over the terms of the related contracts and leases, and the recoverability of these assets is assessed on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

      The performance of impairment tests under SFAS No. 142, including the new requirements of EITF Topic No. D-108, requires significant management judgment. Future events affecting cash flows, market conditions or accounting standards could result in further impairment losses. Any resulting impairment loss could have a material adverse impact on our consolidated financial statements.

   Income Taxes

      We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. This assessment is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and an adverse impact on our operating results.

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

      We record income tax expense in accordance with SFAS No. 109 and make payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with SFAS No. 109 and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

       In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of FIN No. 48 were adopted on October 1, 2007. The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense.

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

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK
                             (dollars in thousands)

      At September 30, 2008, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At September 30, 2008, the carrying value of such debt was $453,408, the fair value was approximately $389,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt using either quoted market prices or by discounting the required future cash flows under our debt using borrowing rates currently available to us, as applicable. We actively monitor the capital markets in analyzing our capital raising decisions.


                  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

      See Index on page F-1.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                        ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-K is made known to them by others on a timely basis.

      Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). To evaluate the effectiveness of the Company's internal control over financial reporting, the Company uses the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using the framework in Internal Control - Integrated Framework, management, including the CEO and CFO, evaluated the Company's internal control over financial reporting and concluded that the Company's internal control over financial reporting was effective as of September 30, 2008. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

      Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

      Executive officers and directors of ACC are as follows:

Name                        Age      Title
--------------------------  ---   -----------------------------------
Barbara B. Allbritton        71   Executive Vice President and Director

Robert L. Allbritton         39   Chairman, Chief Executive Officer and Director

Frederick J. Ryan, Jr.       53   Vice Chairman, President, Chief Operating
                                    Officer and Director

Jerald N. Fritz              57   Senior Vice President, Legal and Strategic
                                    Affairs, General Counsel

Stephen P. Gibson            43   Senior Vice President and Chief Financial
                                    Officer

James C. Killen, Jr.         46   Vice President, Sales

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

      ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. He also serves as a member of the Executive Committee of the Board of Directors of ACC. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC's subsidiaries, The Allbritton Foundation and the Allbritton Art Institute. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. He is also Publisher of Politico, which launched in January 2007. In addition to his positions with ACC, Mr. Allbritton was the Chairman of the Board of Directors and Chief Executive Officer of Riggs National Corporation ("Riggs") from 2001 until 2005 and a Director of Riggs from 1994 until 2005. Mr. Allbritton has served on the Board of Directors of the Washington Hospital Center and the Lyndon B. Johnson Foundation since 2002. He has also served on the Board of

Trustees of The George Washington University since 2002 and Wesleyan University since 2003. He served on the Board of Directors of Juniper Content Corporation from January to November 2007. He is the son of Joe L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions."

      FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He is also President and Chief Executive Officer of Politico, which launched in January 2007. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Vice Chairman of the White House Historical Association, a trustee of Ford's Theatre, and a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California.

      JERALD N. FRITZ has been part of ACC's management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters ("NAB"). Mr. Fritz is a former division chair of the Communications Forum of the American Bar Association and currently serves on the NAB's Copyright Committee and Digital TV Task Force as well as the immediate past Co-Chair of the Pre-Publication Committee of the Media Law Resource Center.

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

      Determination of Fiscal 2008 Compensation

      Our goals for Fiscal 2008 were to provide an executive compensation program that was equitable in a competitive marketplace and recognized and rewarded individual achievements. To achieve such goals, we relied primarily on base salaries, cash bonuses and other compensation for each of our named executive officers. Compensation levels for each named executive officer were determined based on the position and responsibility of such executive, his impact on the operation and financial performance of the Company and the knowledge and experience of such executive. These factors were considered as a group, without particular weight given to any single factor, and were necessarily subjective in nature.

Summary Compensation Table

         The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal years ended September 30, 2007 and 2008:


                                       Fiscal                                    All Other
 Name and Principal Position            Year        Salary         Bonus      Compensation<F5>       Total
------------------------------         ------     ---------      ---------    ----------------     ---------
Robert L. Allbritton<F1>                2008      $ 600,000      $ 212,500        $    --          $ 812,500
    Chairman and                        2007        550,000        250,000             --            800,000
    Chief Executive Officer

Frederick J. Ryan, Jr.<F2>              2008        550,000        212,500          44,169           806,669
    President and Chief                 2007        500,000        250,000          40,554           790,554
    Operating Officer

Stephen P. Gibson<F3>                   2008        325,000        106,250          35,684           466,934
    Senior Vice President and           2007        300,000        125,000          36,073           461,073
    Chief Financial Officer

James C. Killen, Jr.                    2008        325,000         93,500          40,365           458,865
    Vice President, Sales               2007        300,000        110,000          38,956           448,956


Jerald N. Fritz<F4>                     2008        290,000         85,000          35,492           410,492
    Senior Vice President, Legal        2007        275,000        100,000          35,847           410,847
    and Strategic Affairs

_______________

<F1> Robert L. Allbritton is paid cash compensation by Perpetual for services to
     Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
<F2> Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to
     ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F3> Stephen P. Gibson is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Gibson is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F4> Jerald N. Fritz is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Fritz, $11,000 and $14,500 represent the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2007 and 2008, respectively.
<F5> Amounts in this column consist of dollar values of perquisites and other benefits including amounts contributed by the Company on behalf of our named executive officers to our defined contribution 401(k) savings plan, use of a Company-provided automobile or an automobile allowance, premiums for group health and term life insurance and executive disability plans, parking and club membership reimbursements.


Compensation of Directors

      Our directors are not separately compensated for membership on the Board of Directors.

Compensation Committee

         We do not have a compensation committee of our Board of Directors. Our Chairman and Chief Executive Officer, with input from our President and Chief Operating Officer, annually reviews the performance of each of the named executive officers and determines their compensation levels. Compensation levels for our Chairman and Chief Executive Officer and President and Chief Operating Officer are established in the same manner as our other executive officers in consultation with the third member of our Board of Directors, who is also an Executive Officer of the Company.

Compensation Committee Report

         Our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2008.

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

ACC Common Stock

      The Allbritton family controls Perpetual. Perpetual owns 100% of the outstanding common stock of AGI, and AGI owns 100% of the outstanding ACC Common Stock. Perpetual's address is 1000 Wilson Boulevard, Suite 2700, Arlington, Virginia 22209. There is no established public trading market for ACC Common Stock.

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


          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                             DIRECTOR INDEPENDENCE
                             (dollars in thousands)

Distributions to Related Parties

      ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2008, ACC made cash advances to Perpetual of $37,845 and Perpetual made repayments on these cash advances of $9,965. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual and made payments to Perpetual for federal and state income taxes in the amount of $5,350. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $200. See "Income Taxes" below.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2008 and through December 19, 2008, we made additional net distributions to owners of $4,800.

Management Fees

      We paid management fees of $750 to Perpetual for Fiscal 2008, and we expect that management fees to be paid to Perpetual during Fiscal 2009 will approximate the amount paid for Fiscal 2008. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the net allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

      We record income tax expense in accordance with SFAS No. 109 and make payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with SFAS No. 109 and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

Office Space

      We lease certain office space to Irides, LLC ("Irides"). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. Charges for this space totaled $145 for Fiscal 2008, and we expect to receive $149 during Fiscal 2009. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Internet Services

      We have entered into various agreements with Irides to provide our stations with web site design, hosting and maintenance services. We incurred fees of $525 to Irides during Fiscal 2008, and we expect to pay fees to Irides during Fiscal 2009 for services performed of approximately

$475. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

Director Independence

      There are no independent members of our Board of Directors as each member of our Board is also an executive officer of the Company. As the Company is privately held, the Board of Directors is not currently considering expanding its members in order to include independent directors.

Review and Approval of Transactions with Related Parties

      The Company is subject to various restrictive covenants covering transactions with related parties under its existing debt agreements. Our directors and executive officers are made aware of the Company's obligations to identify, process and disclose such transactions in order to comply with these covenants. Our directors and executive officers are also expected to promptly disclose to the Chairman and Chief Executive Officer or the President and Chief Operating Officer, for review and approval, the material facts of any transaction that could be considered a related party transaction that is otherwise permissible under the terms of the Company's debt covenants.

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



                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
                             (dollars in thousands)

      PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2008 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2009.

      The fees billed by PricewaterhouseCoopers LLP for 2007 and 2008 were as follows:


                                                          2007          2008
                                                         -----         -----
      Audit fees.................................        $ 297         $ 320
      Audit-related fees.........................           28            --
      Tax fees...................................           --            --
      All other fees.............................            5             6
                                                         -----         -----
      Total......................................        $ 330         $ 326
                                                         =====         =====


      Fees for audit services included fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q as well as any other documents filed with the SEC. Audit-related fees during the year ended September 30, 2007 consisted of fees associated with the audit of our defined contribution savings plan. All other fees consisted of fees associated with the compilation of advertising revenue information for the Washington, D.C. market as well as the license of accounting research software.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm.............   F-2
Consolidated Balance Sheets as of September 30, 2007 and 2008.......   F-3
Consolidated Statements of Operations and Retained Earnings for
   Each of the Years Ended September 30, 2006, 2007 and 2008........   F-4
Consolidated Statements of Cash Flows for Each of the Years
   Ended September 30, 2006, 2007 and 2008..........................   F-5
Notes to Consolidated Financial Statements..........................   F-6
Financial Statement Schedule for the Years Ended September 30,
   2006, 2007 and 2008
   II--Valuation and Qualifying Accounts and Reserves...............   F-22

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 /s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
McLean, VA
December 19, 2008

                        ALLBRITTON COMMUNICATIONS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except share information)


                                                                                                     September 30,
                                                                                               ------------------------
                                                                                                  2007           2008
                                                                                               ---------      ---------
ASSETS
Current assets
      Cash and cash equivalents .........................................................      $   2,402      $   1,572
      Accounts receivable, less allowance for doubtful accounts of $1,547 and $1,563 ....         44,048         37,824
      Program rights ....................................................................         10,610         10,848
      Deferred income taxes .............................................................          1,441          1,447
      Other .............................................................................          2,140          2,677
                                                                                               ---------      ---------
            Total current assets ........................................................         60,641         54,368

Property, plant and equipment, net ......................................................         43,863         43,314
Intangible assets, net ..................................................................         42,327         42,290
Cash surrender value of life insurance ..................................................         12,611         13,092
Program rights ..........................................................................          1,262            978
Deferred income taxes ...................................................................          2,643            745
Deferred financing costs and other ......................................................          5,702          4,668
                                                                                               ---------      ---------
                                                                                               $ 169,049      $ 159,455
                                                                                               =========      =========


LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current liabilities
      Accounts payable ..................................................................      $   3,328      $   4,111
      Accrued interest payable ..........................................................         10,595         10,541
      Program rights payable ............................................................         12,476         13,041
      Accrued employee benefit expenses .................................................          6,322          7,168
      Other accrued expenses ............................................................          4,822          7,907
                                                                                               ---------      ---------
            Total current liabilities ...................................................         37,543         42,768

Long-term debt ..........................................................................        484,100        483,408
Program rights payable ..................................................................          1,628          1,492
Accrued employee benefit expenses .......................................................          1,565          1,207
Deferred rent and other .................................................................         10,740         14,104
                                                                                               ---------      ---------
            Total liabilities ...........................................................        535,576        542,979
                                                                                               ---------      ---------
Commitments and contingent liabilities (Note 10)
Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized, none issued ...............             --             --
      Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding.....              1              1
      Capital in excess of par value ....................................................         49,631         49,631
      Retained earnings .................................................................         27,654         38,537
      Distributions to owners, net (Note 7) .............................................       (443,813)      (471,693)
                                                                                               ---------      ---------
            Total stockholder's investment...............................................       (366,527)      (383,524)
                                                                                               ---------      ---------
                                                                                               $ 169,049      $ 159,455
                                                                                               =========      =========



          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)



                                                                                     Year Ended September 30,
                                                                             ---------------------------------------
                                                                                2006           2007           2008
                                                                             ---------      ---------      ---------
Operating revenues, net ................................................     $ 223,399      $ 226,146      $ 224,108
                                                                             ---------      ---------      ---------

Television operating expenses, excluding depreciation and amortization..       124,871        138,588        149,987
Depreciation and amortization ..........................................         8,666          8,712          9,511
Corporate expenses .....................................................         5,000          6,106          6,459
                                                                             ---------      ---------      ---------
                                                                               138,537        153,406        165,957
                                                                             ---------      ---------      ---------
Operating income .......................................................        84,862         72,740         58,151

Nonoperating income (expense)
      Interest income
            Related party ..............................................           226            430            200
            Other ......................................................           147            208             96
      Interest expense .................................................       (36,234)       (37,213)       (37,631)
      Other, net .......................................................           850            266            123
                                                                             ---------      ---------      ---------

Income before income taxes and cumulative effect of change
        in accounting principle ........................................        49,851         36,431         20,939
Provision for income taxes .............................................        18,342         13,817          8,066
                                                                             ---------      ---------      ---------

Income before cumulative effect of change in
        accounting principle ...........................................        31,509         22,614         12,873
Cumulative effect of change in accounting principle, net of
        income tax benefit of $31,272 (Note 4) .........................        48,728             --             --
                                                                             ---------      ---------      ---------

Net (loss) income ......................................................       (17,219)        22,614         12,873
Retained earnings, beginning of year ...................................        22,259          5,040         27,654
Cumulative effect of adopting FIN No. 48 effective
        October 1, 2007 (Note 6) .......................................            --             --         (1,295)
Charge under tax sharing agreement (Note 6) ............................            --             --           (695)
                                                                             ---------      ---------      ---------
Retained earnings, end of year .........................................     $   5,040      $  27,654      $  38,537
                                                                             =========      =========      =========



          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                   Year Ended September 30,
                                                                             -----------------------------------
                                                                               2006          2007         2008
                                                                             --------      --------     --------
Cash flows from operating activities:
      Net (loss) income ................................................     $(17,219)     $ 22,614     $ 12,873
                                                                             --------      --------     --------
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
           Depreciation and amortization ...............................        8,666         8,712        9,511
           Cumulative effect of change in accounting principle .........       48,728            --           --
           Other noncash charges .......................................        1,304         1,326        1,349
           Provision for doubtful accounts .............................          587         1,265        1,068
           Gain on disposal of assets ..................................       (1,962)       (1,382)      (1,243)
           Charge under tax sharing agreement ..........................           --            --         (695)
           Changes in assets and liabilities:
                 (Increase) decrease in assets:
                     Accounts receivable ...............................       (4,916)       (4,020)       5,156
                     Program rights ....................................       (1,834)         (290)          46
                     Other current assets ..............................          365          (538)        (537)
                     Deferred income taxes .............................        1,293         3,160        3,616
                     Other noncurrent assets ...........................         (245)         (286)        (488)
                 Increase (decrease) in liabilities:
                     Accounts payable ..................................          688           288          783
                     Accrued interest payable ..........................          (53)          212          (54)
                     Program rights payable ............................          484           825          429
                     Accrued employee benefit expenses .................          296           493          488
                     Other accrued expenses ............................        1,929        (2,748)       1,380
                     Deferred rent and other liabilities ...............        3,263         1,461          345
                                                                             --------      --------     --------
                           Total adjustments ...........................       58,593         8,478       21,154
                                                                             --------      --------     --------
                           Net cash provided by operating activities ...       41,374        31,092       34,027
                                                                             --------      --------     --------

Cash flows from investing activities:
      Capital expenditures .............................................       (8,836)       (6,052)      (8,910)
      Progress payments received from property insurance claims ........           --            --        2,924
      Proceeds from disposal of assets .................................        2,166           163            9
                                                                             --------      --------     --------
                           Net cash used in investing activities .......       (6,670)       (5,889)      (5,977)
                                                                             --------      --------     --------

Cash flows from financing activities:
      Principal payments on long-term debt and capital leases ..........         (172)          (30)          --
      (Repayments) draws under line of credit, net .....................       (8,000)       31,000       (1,000)
      Distributions to owners and dividends, net of certain charges ....      (36,472)      (73,181)     (37,845)
      Repayments of distributions to owners ............................       13,335        11,810        9,965
                                                                             --------      --------     --------
                           Net cash used in financing activities .......      (31,309)      (30,401)     (28,880)
                                                                             --------      --------     --------

Net increase (decrease) in cash and cash equivalents ...................        3,395        (5,198)        (830)
Cash and cash equivalents, beginning of year ...........................        4,205         7,600        2,402
                                                                             --------      --------     --------
Cash and cash equivalents, end of year .................................     $  7,600      $  2,402     $  1,572
                                                                             ========      ========     ========


Supplemental disclosure of cash flow information:
           Cash paid for interest ......................................     $ 35,920      $ 36,620     $ 37,327
                                                                             ========      ========     ========

           Cash paid for state income taxes ............................     $    207      $    217     $     97
                                                                             ========      ========     ========


          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)

NOTE 1--THE COMPANY

      Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by the Allbritton family. The Company owns ABC network-affiliated television stations serving seven geographic markets:

      Station                 Market
      ---------------------   -----------------------------------------------
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

      The Company also provides 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 the Company launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of the national legislature and political electoral process. The operations of NewsChannel 8 and Politico are integrated with WJLA.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Revenue recognition--Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $5,133, $5,579 and $5,940 for the years ended September 30, 2006, 2007 and 2008, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems, direct broadcast satellite service providers and telephone company operators.

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

      The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:

      Buildings.......................................  15-40 years
      Leasehold improvements..........................   5-16 years
      Furniture, machinery and equipment..............   3-20 years

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Intangible assets--Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addressed the financial accounting and reporting for acquired goodwill and other intangible assets. Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 became effective for the Company's fiscal year ended September 30, 2003.

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

      The Company's indefinite lived intangible assets, consisting of broadcast licenses, are subject to periodic impairment tests. Prior to the implementation of EITF Topic No. D-108, the Company had used the residual method to determine the value of its broadcast licenses for purposes of testing for impairment. Upon implementation of EITF Topic No. D-108 during the first quarter of the year ended September 30, 2006, the Company uses the direct value method. The direct value method, which differs markedly from the residual value method, requires the broadcast licenses to be valued using an average market participant concept. This concept assumes that cash flows associated with broadcast licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual method formerly used included other elements of cash flows which contributed to station value.

      Other intangible assets have been amortized over the terms of the related contracts and leases, and the recoverability of these assets is assessed on an ongoing basis by evaluating whether amounts can be recovered through undiscounted cash flows over the remaining amortization period.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Concentration of credit risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2008 had an overnight repurchase agreement for $737. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

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

      The Company records income tax expense in accordance with SFAS No. 109 and makes payments to Perpetual in accordance with the terms of the tax sharing agreement between the Company and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with SFAS No. 109 and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

       In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


taken or expected to be taken in a tax return. The provisions of FIN No. 48 were adopted on October 1, 2007 (See Note 6). The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense.

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

      New Accounting Standards--In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its financial position or results of operations.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 3--PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:


                                                               September 30,
                                                         ------------------------
                                                            2007           2008
                                                         ---------      ---------
      Buildings and leasehold improvements..........     $  32,673      $  33,253
      Furniture, machinery and equipment............       135,327        131,881
                                                         ---------      ---------
                                                           168,000        165,134
      Less accumulated depreciation.................      (128,506)      (128,397)
                                                         ---------      ---------
                                                            39,494         36,737
      Land..........................................         2,902          2,902
      Construction-in-progress......................         1,467          3,675
                                                         ---------      ---------
                                                         $  43,863      $  43,314
                                                         =========      =========


      Depreciation and amortization expense was $8,502, $8,553 and $9,474 for the years ended September 30, 2006, 2007 and 2008, respectively.

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

       During the years ended September 30, 2007 and 2008, the fair market value of the equipment received and placed into service was $1,263 and $1,370, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $1,256 and $1,367 for the years ended September 30, 2007 and 2008, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

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

      As a result of the implementation of EITF Topic No. D-108, the Company recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of its FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the first quarter of the year ended September 30, 2006.

      The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2007 and 2008 was $42,290.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The carrying value of the Company's other intangible assets, consisting of favorable terms on contracts and leases, was as follows:


                                                       September 30,
                                                   ---------------------
                                                     2007          2008
                                                   -------       -------
      Gross carrying amount...................     $ 6,174       $ 6,174
      Less accumulated amortization...........      (6,137)       (6,174)
                                                   -------       -------
      Net carrying amount.....................     $    37       $    --
                                                   =======       =======



      Amortization expense was $164, $159 and $37 for the years ended September 30, 2006, 2007 and 2008, respectively.


NOTE 5--LONG-TERM DEBT

      Outstanding debt consists of the following:

                                                                                              September 30,
                                                                                        -------------------------
                                                                                           2007            2008
                                                                                        ---------       ---------
Senior Subordinated Notes, due December 15, 2012 with interest payable
   semi-annually at 7 3/4%..........................................................    $ 455,000       $ 455,000
Credit Agreement, maximum amount of $70,000, expiring August 23, 2011, secured by the outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates either from prime to prime plus 0.25% or from LIBOR plus 0.75% to LIBOR plus 1.50% depending on certain financial operating tests
   (4.45% at September 30, 2008)....................................................       31,000          30,000
                                                                                        ---------       ---------
                                                                                          486,000         485,000
Less unamortized discount...........................................................       (1,900)         (1,592)
                                                                                        ---------       ---------
                                                                                          484,100         483,408
Less current maturities.............................................................           --              --
                                                                                        ---------       ---------
                                                                                        $ 484,100       $ 483,408
                                                                                        =========       =========


                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Unamortized deferred financing costs of $5,313 and $4,272 at September 30, 2007 and 2008, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2006, 2007 and 2008 was $1,041, $1,042 and $1,041 respectively, which is included in other nonoperating expenses.

      Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants as measured at the end of each quarter. As of September 30, 2008, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.25% to 0.375% per annum based on the amount of any unused portion of the Credit Agreement.

       The Company estimates the fair value of its Senior Subordinated Notes to be approximately $460,000 and $389,000 at September 30, 2007 and 2008, respectively. The carrying value of the Company's Credit Agreement approximates fair value as borrowings bear interest at market rates.


NOTE 6--INCOME TAXES

       In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The provisions of FIN No. 48 were adopted on October 1, 2007. The cumulative effect of implementing FIN No. 48 resulted in a net decrease of $1,295 to the opening balance of retained earnings. Additionally, as required by FIN No. 48, certain net operating loss carryforwards and the corresponding valuation allowances related to uncertain tax positions were offset, thus removing them from the accompanying consolidated balance sheet effective October 1, 2007.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The provision for income taxes consists of the following:

                                              Years Ended September 30,
                                           -------------------------------
                                             2006        2007        2008
                                           --------    --------    -------
      Current
         Federal.......................    $ 15,480    $  9,734    $ 4,155
         State.........................       1,569         923        295
                                           --------    --------    -------
                                             17,049      10,657      4,450
                                           --------    --------    -------
      Deferred
         Federal.......................       1,856       2,966      3,229
         State.........................        (563)        194        387
                                           --------    --------    -------
                                              1,293       3,160      3,616
                                           --------    --------    -------
                                           $ 18,342    $ 13,817    $ 8,066
                                           ========    ========    =======



      The components of deferred income tax assets (liabilities) are as follows:


                                                                       September 30,
                                                                 ------------------------
                                                                   2007            2008
                                                                 --------        --------
Deferred income tax assets:
      State and local net operating loss carryforwards......     $  4,912        $  3,317
      Intangible assets.....................................        1,561              --
      Accrued employee benefits.............................        1,150           1,160
      Deferred rent.........................................        2,046           2,098
      Deferred revenue......................................          836           1,053
      Allowance for accounts receivable.....................          611             617
      Other.................................................          713           2,234
                                                                 --------        --------
                                                                   11,829          10,479
      Less valuation allowance..............................       (4,332)         (2,770)
                                                                 --------        --------
                                                                    7,497           7,709
                                                                 --------        --------
Deferred income tax liabilities:
      Property, plant and equipment.........................       (3,413)         (3,375)
      Intangible assets.....................................           --          (2,142)
                                                                 --------        --------
Net deferred income tax assets..............................     $  4,084        $  2,192
                                                                 ========        ========


                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The deferred tax asset related to state and local net operating loss carryforwards of $3,317 at September 30, 2008 represents approximately $65,000 in state and local net operating loss carryforwards in certain jurisdictions which are available for future use for state and local income tax purposes and expire in various years from 2009 through 2028.

      The change in the valuation allowance for deferred tax assets of ($10), ($97) and ($331) (excluding the effect of adopting FIN No. 48) during the years ended September 30, 2006, 2007 and 2008, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before cumulative effect of change in accounting principle:


                                                                      Years ended September 30,
                                                                    -----------------------------
                                                                     2006        2007        2008
                                                                    -----       -----       -----

Statutory federal income tax rate...............................    35.0%       35.0%       35.0%
State income taxes, net of federal income tax benefit...........     1.9         3.1         4.7
Permanent items, principally insurance premiums and meals
   and entertainment............................................    (0.1)        0.2         0.9
Change in valuation allowance...................................     0.0        (0.3)       (1.6)
Other, net......................................................     0.0        (0.1)       (0.5)
                                                                    -----       -----       -----
Effective income tax rate.......................................    36.8%       37.9%       38.5%
                                                                    =====       =====       =====


      A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:


      Gross unrecognized tax benefits at October 1, 2007...........  $ 7,074
      Reductions related to prior years tax positions..............   (1,431)
      Increases related to current year tax positions..............      391
      Reductions related to expiration of statutes of limitations..     (673)
                                                                     -------
      Gross unrecognized tax benefits at September 30, 2008........  $ 5,361
                                                                     =======


      As of September 30, 2008, the Company had unrecognized tax benefits of $5,361. If all such benefits were recognized, $3,485 would have a favorable impact on the effective tax rate. Of the total gross unrecognized tax benefits of $5,361 at September 30, 2008, $4,712 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $649 represents net operating losses which have not been recorded as required by FIN No. 48.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company expects that it is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months in the approximate range of $500 to $1,000, primarily due to the expected expiration of certain statutes of limitations.

      The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $1,503 at September 30, 2008, and expense for interest and penalties of $226 was recognized during the year ended September 30, 2008.

      The Company is no longer subject to Federal or state income tax examinations for years prior to the Company's fiscal year ended September 30, 2005, although certain of the Company's net operating loss carryforwards generated prior to September 30, 2005 remain subject to examination.

      The Company's operations are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. Income tax expense is calculated and recorded in accordance with SFAS No. 109 as if the Company was a separate taxpayer from Perpetual. The Company makes payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and the Company. During the year ended September 30, 2008, income tax payments due to Perpetual in accordance with the tax sharing agreement exceeded the income tax payments that would be due as calculated in accordance with SFAS No. 109 by $695. This difference was recorded as a charge against retained earnings.


NOTE 7--TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $366,622, $409,190, and $454,031 during Fiscal 2006, 2007 and 2008, respectively.

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of distributions to owners and the related activity during Fiscal 2006, 2007 and 2008 consist of the following:


                                                                               Federal and
                                                         Distributions        Virginia State         Net
                                                         to Owners and          Income Tax      Distributions
                                                           Dividends            Receivable        to Owners
                                                         -------------        --------------    -------------
     Balance as of September 30, 2005...............       $ 359,305            $      --        $  359,305

     Cash advances to Perpetual.....................          36,472                                 36,472
     Repayment of cash advances from Perpetual......         (13,335)                               (13,335)
     Charge for federal and state income taxes......                              (15,480)          (15,480)
     Payment of income taxes........................                               15,480            15,480
                                                           ---------            ---------        ----------

     Balance as of September 30, 2006...............         382,442                   --           382,442

     Cash advances to Perpetual.....................          73,181                                 73,181
     Repayment of cash advances from Perpetual......         (11,810)                               (11,810)
     Charge for federal and state income taxes......                               (9,734)           (9,734)
     Payment of income taxes........................                                9,734             9,734
                                                           ---------            ---------        ----------


     Balance as of September 30, 2007...............         443,813                   --           443,813

     Cash advances to Perpetual.....................          37,845                                 37,845
     Repayment of cash advances from Perpetual......          (9,965)                                (9,965)
     Charge for federal and state income taxes......                               (5,350)           (5,350)
     Payment of income taxes........................                                5,350             5,350
                                                           ---------            ---------        ----------

     Balance as of September 30, 2008...............       $ 471,693            $      --        $  471,693
                                                           =========            =========        ==========


      Subsequent to September 30, 2008 and through December 19, 2008 the Company made additional net distributions to owners of $4,800.


 Other Transactions with Related Parties

      During the years ended September 30, 2006, 2007 and 2008, the Company earned interest income from Perpetual of $226, $430 and $200 respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

      Management fees of $550, $750 and $750 were paid to Perpetual by the Company for each of the years ended September 30, 2006, 2007 and 2008, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      During the second quarter of the year ended September 30, 2007, Perpetual acquired from the Robert Lewis Allbritton Revocable Trust its 20% ownership interests in TV Alabama, Inc. and Harrisburg Television, Inc., the Company's subsidiaries which operate its television stations in the Birmingham and Harrisburg markets, respectively. The 20% ownership interests were then contributed into the Company. As a result, the Company now owns 100% of these and all other of its subsidiaries. As the entities involved in these transactions are considered to be under common control, the Company was required to account for this contribution at its book value. Since the book value of the 20% ownership interests acquired by Perpetual and then contributed to the Company was zero, no amount has been recorded in the accompanying consolidated financial statements related to the contribution.

      The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain web site design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $262, $416 and $525 to Irides during the years ended September 30, 2006, 2007 and 2008, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Irides also leases certain office space from the Company. Charges for this space totaled $137, $141 and $145 for the years ended September 30, 2006, 2007 and 2008, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.



NOTE 8--RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $1,065, $970 and $1,245 for the years ended September 30, 2006, 2007 and 2008, respectively.

      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $611, $618 and $644 for the years ended September 30, 2006, 2007 and 2008, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 9--COLLAPSE OF BROADCAST TOWER

      On January 11, 2008, the Company's broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company's station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. The Company maintains replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expects to be reimbursed for substantially all property and income losses. The Company is currently constructing the permanent replacement tower and preparing to install related equipment. When the insurance claim is ultimately finalized, it is anticipated that the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they will be reflected within investing activities in the accompanying consolidated statements of cash flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures will be reflected within operating activities.


NOTE 10--COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating leases expiring in various years through 2023. Certain leases contain provisions for renewal and extension.

      Future minimum lease payments under operating leases, which have remaining noncancellable lease terms in excess of one year as of September 30, 2008, are as follows:

Year ending September 30,
      2009...............................  $  4,873
      2010...............................     4,813
      2011...............................     4,731
      2012...............................     4,504
      2013...............................     4,597
      2014 and thereafter................    21,427
                                           --------
                                           $ 44,945
                                           ========


      Rental expense under operating leases aggregated approximately $4,200, $4,500 and $4,500 for the years ended September 30, 2006, 2007 and 2008, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2008. Under these agreements, the Company must make specific minimum payments approximating the following:


Year ending September 30,
      2009...............................  $    969
      2010...............................    10,360
      2011...............................     9,296
      2012...............................     4,150
      2013...............................       324
                                           --------
                                           $ 25,099
                                           ========


      The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2008 approximate the following:


Year ending September 30,
      2009...............................  $ 11,371
      2010...............................     3,497
      2011...............................     1,995
      2012...............................       313
      2013...............................        44
                                           --------
                                           $ 17,220
                                           ========


      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating $1,590 during the years 2009 through 2013. At September 30, 2007 and 2008, the Company has recorded a deferred compensation liability of approximately $1,536 and $1,436, respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

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

                                                                     SCHEDULE II

                        ALLBRITTON COMMUNICATIONS COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)



                                      Balance at       Charged         Charged to
                                     beginning of      to costs           other                           Balance at
Classification                           year        and expenses       accounts        Deductions        end of year
----------------------------------   ------------    ------------      ----------       ----------        -----------
Year ended September 30, 2006:
    Allowance for doubtful
       accounts                        $ 1,188         $   587                --         $   (535) <F2>     $ 1,240
                                        =======        =======          ========         ========           =======

    Valuation allowance for
       deferred income tax assets      $ 4,439         $ 1,860 <F1>           --         $ (1,870) <F3>     $ 4,429
                                        =======        =======          ========         ========           =======


Year ended September 30, 2007:
    Allowance for doubtful
       accounts                         $ 1,240        $ 1,265                --         $   (958) <F2>     $ 1,547
                                        =======        =======          ========         ========           =======

    Valuation allowance for
       deferred income tax assets       $ 4,429        $   372 <F1>           --         $   (469) <F3>     $ 4,332
                                        =======        =======          ========         ========           =======


Year ended September 30, 2008:
    Allowance for doubtful
       accounts                         $ 1,547        $ 1,068                --         $ (1,052) <F2>     $ 1,563
                                        =======        =======          ========         ========           =======

    Valuation allowance for
       deferred income tax assets       $ 4,332        $   164 <F1>     $ (1,231) <F4>   $   (495) <F3>     $ 2,770
                                        =======        =======          ========         ========           =======

_______________
<F1> Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2> Write-off of uncollectible accounts, net of recoveries and collection fees.
<F3> Represents reduction of valuation allowance relating to certain net operating loss carryforwards.
<F4> Represents adjustment related to the adoption of FIN No. 48.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALLBRITTON COMMUNICATIONS COMPANY

                                    By: /s/ ROBERT L. ALLBRITTON
                                       -----------------------------------
                                            Robert L. Allbritton
                                      Chairman and Chief Executive Officer

                                           Date: December 22, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ BARBARA B. ALLBRITTON      Executive Vice President     December 22, 2008
-------------------------------     and Director
      Barbara B. Allbritton


   /s/ ROBERT L. ALLBRITTON       Chairman, Chief Executive    December 22, 2008
-------------------------------     Officer and Director
      Robert L. Allbritton          (principal executive officer)


   /s/ FREDERICK J. RYAN, JR.     Vice Chairman, President,    December 22, 2008
-------------------------------     Chief Operating Officer
     Frederick J. Ryan, Jr.         and Director


    /s/ STEPHEN P. GIBSON         Senior Vice President and    December 22, 2008
-------------------------------     Chief Financial Officer
       Stephen P. Gibson            (principal financial officer)


    /s/ ELIZABETH A. HALEY        Vice President and           December 22, 2008
-------------------------------     Controller (principal
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