Form 10-Q
period 2008-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2009-02-17
CIK 889156

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

                For the quarterly period ended December 31, 2008
                                       or

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

                              1000 Wilson Boulevard
                                   Suite 2700
                               Arlington, VA 22209
          (Address of principal executive offices, including zip code)

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

                          Large accelerated filer |_|
                             Accelerated filer |_|
     Non-accelerated filer |X| (Do not check if a smaller reporting company)
                         Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

                                 --------------

     Number of shares of Common Stock outstanding as of February 17, 2009:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008


                                TABLE OF CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three Months Ended December 31, 2007 and 2008.......       1

          Consolidated Balance Sheets as of September 30, 2008 and
          December 31, 2008...........................................       2

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 2007 and 2008............................       3

          Notes to Interim Consolidated Financial Statements..........       4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................       7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..      14

Item 4.   Controls and Procedures.....................................      14


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      15

Item 1A.  Risk Factors................................................      15

Item 4.   Submission of Matters to a Vote of Security Holders.........      15

Item 6.   Exhibits....................................................      15

Signatures............................................................      16

Exhibit Index.........................................................      17

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                       -----------------------
                                                         2007           2008
                                                         ----           ----

Operating revenues, net.............................   $ 63,937       $ 58,092
                                                       --------       --------

Television operating expenses, excluding
     depreciation and amortization..................     37,787         36,700
Depreciation and amortization.......................      2,123          2,312
Corporate expenses..................................      1,540          1,138
                                                       --------       --------
                                                         41,450         40,150
                                                       --------       --------

Operating income....................................     22,487         17,942
                                                       --------       --------

Nonoperating income (expense)
     Interest income
         Related party..............................         95             45
         Other......................................         27             18
     Interest expense...............................     (9,545)        (9,273)
     Other, net.....................................       (292)          (191)
                                                       --------       --------
                                                         (9,715)        (9,401)
                                                       --------       --------

Income before income taxes..........................     12,772          8,541

Provision for income taxes..........................      4,960          3,298
                                                       --------       --------

Net income..........................................      7,812          5,243

Retained earnings, beginning of period..............     26,359         38,537
                                                       --------       --------

Retained earnings, end of period....................   $ 34,171       $ 43,780
                                                       ========       ========


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                              December 31,
                                                          September 30,          2008
                                                              2008            (unaudited)
                                                          -------------       ------------
Assets

Current assets
      Cash and cash equivalents.........................    $   1,572          $   1,725
      Accounts receivable, net..........................       37,824             38,281
      Program rights....................................       10,848              8,094
      Deferred income taxes.............................        1,447              1,447
      Other.............................................        2,677              2,992
                                                            ---------          ---------
         Total current assets...........................       54,368             52,539

Property, plant and equipment, net......................       43,314             44,096
Intangible assets, net..................................       42,290             42,290
Cash surrender value of life insurance..................       13,092             13,201
Program rights..........................................          978                829
Deferred income taxes...................................          745                 --
Deferred financing costs and other......................        4,668              4,408
                                                            ---------          ---------

                                                            $ 159,455          $ 157,363
                                                            =========          =========
Liabilities and Stockholder's Investment

Current liabilities
      Accounts payable..................................    $   4,111          $   4,593
      Accrued interest payable..........................       10,541              1,857
      Program rights payable............................       13,041             10,566
      Accrued employee benefit expenses.................        7,168              4,060
      Other accrued expenses............................        7,907             11,184
                                                            ---------          ---------
         Total current liabilities......................       42,768             32,260

Long-term debt..........................................      483,408            493,488
Program rights payable..................................        1,492              1,320
Accrued employee benefit expenses.......................        1,207              1,432
Deferred income taxes...................................           --                436
Deferred rent and other.................................       14,104             13,949
                                                            ---------          ---------
      Total liabilities.................................      542,979            542,885
                                                            ---------          ---------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued........................           --                 --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding.............            1                  1
      Capital in excess of par value....................       49,631             49,631
      Retained earnings.................................       38,537             43,780
      Distributions to owners, net (Note 4).............     (471,693)          (478,934)
                                                            ---------          ---------
         Total stockholder's investment.................     (383,524)          (385,522)
                                                            ---------          ---------

                                                            $ 159,455          $ 157,363
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                             December 31,
                                                                      -------------------------
                                                                        2007             2008
                                                                        ----             ----
Cash flows from operating activities:
      Net income...................................................   $  7,812         $  5,243
                                                                      --------         --------
      Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization.............................      2,123            2,312
         Other noncash charges.....................................        334              340
         Provision for doubtful accounts...........................        232              248
         Loss (gain) on disposal of assets.........................         12              (90)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable.................................     (6,543)            (705)
               Program rights......................................      2,828            2,903
               Other current assets................................       (400)            (315)
               Deferred income taxes...............................        780              745
               Other noncurrent assets.............................        (90)            (109)
             Increase (decrease) in liabilities:
               Accounts payable....................................        311              482
               Accrued interest payable............................     (8,739)          (8,684)
               Program rights payable..............................     (2,656)          (2,647)
               Accrued employee benefit expenses...................     (1,735)          (2,883)
               Other accrued expenses..............................      2,220            1,887
               Deferred income taxes...............................         --              436
               Deferred rent and other liabilities.................        238             (155)
                                                                      --------         --------
                                                                       (11,085)          (6,235)
                                                                      --------         --------
               Net cash used in operating activities...............     (3,273)            (992)
                                                                      --------         --------

Cash flows from investing activities:
      Capital expenditures.........................................     (1,185)          (3,005)
      Progress payments received from property insurance claims....         --            1,390
      Proceeds from disposal of assets.............................          2                1
                                                                      --------         --------
               Net cash used in investing activities...............     (1,183)          (1,614)
                                                                      --------         --------

Cash flows from financing activities:
      Draws under line of credit, net..............................     16,750           10,000
      Distributions to owners, net of certain charges..............    (16,576)          (9,166)
      Repayments of distributions to owners........................      4,800            1,925
                                                                      --------         --------
               Net cash provided by financing activities...........      4,974            2,759
                                                                      --------         --------

Net increase in cash and cash equivalents..........................        518              153
Cash and cash equivalents, beginning of period.....................      2,402            1,572
                                                                      --------         --------
Cash and cash equivalents, end of period...........................   $  2,920         $  1,725
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)
                                   (unaudited)

NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2009. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2008, which are contained in the Company's Form 10-K.


NOTE 2 - The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2008 and December 31, 2008 was $42,290.

The Company's other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2008 or December 31, 2008 as these intangible assets became fully amortized during the quarter ended December 31, 2007. Amortization expense was $37 for the three-month period ended December 31, 2007.


NOTE 3 - The FCC has granted to Sprint Nextel Corporation ("Nextel") the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of the Company's markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged.

During the three months ended December 31, 2008, the fair market value of the equipment received and placed into service was $108. This amount has been recorded as an addition to property, plant and equipment, but it is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $108 for the three months ended December 31, 2008 was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements. There was no similar activity during the three months ended December 31, 2007.

NOTE 4 - For the three months ended December 31, 2007 and 2008, distributions to owners and related activity consisted of the following:

                                                                      Federal and
                                                    Distributions    Virginia State         Net
                                                      to Owners        Income Tax      Distributions
                                                    and Dividends      Receivable        to Owners
                                                    -------------    --------------    -------------

Balance as of September 30, 2007................      $ 443,813          $    --         $ 443,813

Cash advances to Perpetual......................         15,070                             15,070
Repayment of cash advances to Perpetual.........         (4,800)                            (4,800)
Charge for federal and state income taxes.......                          (3,589)           (3,589)
Payment of income taxes.........................                           5,095             5,095
                                                      ---------          -------         ---------

Balance as of December 31, 2007.................      $ 454,083          $ 1,506         $ 455,589
                                                      =========          =======         =========


Balance as of September 30, 2008................      $ 471,693          $    --         $ 471,693

Cash advances to Perpetual......................          9,050                              9,050
Repayment of cash advances to Perpetual.........         (1,925)                            (1,925)
Charge for federal and state income taxes.......                          (1,979)           (1,979)
Payment of income taxes.........................                           2,095             2,095
                                                      ---------          -------         ---------

Balance as of December 31, 2008.................      $ 478,818          $   116         $ 478,934
                                                      =========          =======         =========

The average amount of non-interest bearing advances outstanding was $443,475 and $468,224 during the three months ended December 31, 2007 and 2008, respectively.


NOTE 5 - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB issued Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company's fiscal year ending September 30, 2010. The Company adopted SFAS No. 157 for financial assets and liabilities as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations. The Company is currently evaluating the impact, if any, that the provisions of SFAS No. 157 related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis may have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations.

NOTE 6 - On January 11, 2008, the Company's broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company's station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. The Company maintains replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expects to be reimbursed for substantially all property and income losses. The Company has substantially completed construction of the permanent replacement tower and installation of related equipment. At present, it is expected that KATV will begin broadcasting a full power digital signal from its replacement tower before the end of February 2009. When the insurance claim is ultimately finalized, the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they are reflected within investing activities in the accompanying consolidated statement of cash flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures are reflected within operating activities.


NOTE 7 - On February 5, 2009, the Company executed an amendment with an effective date as of December 31, 2008 to its senior credit facility. The amendment served, among other things, to adjust certain of the financial covenants. In addition, the total commitment under the credit facility was reduced from $70,000 to $67,500 effective February 5, 2009 and to $65,000 effective December 31, 2009.


NOTE 8 - Following the close of the first quarter of Fiscal 2009, the Company further responded to the overall weak advertising environment with a number of expense reduction initiatives. These include the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to its 401(k) plan and other cost-saving measures.

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


Results of Operations
Set forth below are selected consolidated financial data for the three months ended December 31, 2007 and 2008 and the percentage change between the periods:

                                           Three Months Ended
                                              December 31,
                                         ----------------------      Percent
                                           2007          2008         Change
                                           ----          ----        -------
Operating revenues, net ..............   $ 63,937      $ 58,092        -9.1%
Total operating expenses..............     41,450        40,150        -3.1%
                                         --------      --------
Operating income......................     22,487        17,942       -20.2%
Nonoperating expenses, net............      9,715         9,401        -3.2%
Income tax provision..................      4,960         3,298       -33.5%
                                         --------      --------
Net income............................   $  7,812      $  5,243       -32.9%
                                         ========      ========

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2007 and 2008, and the percentage contribution of each to our total operating revenues, before fees:

                                                  Three Months Ended December 31,
                                             -----------------------------------------
                                                    2007                   2008
                                             ------------------     ------------------
                                             Dollars    Percent     Dollars    Percent
                                             -------    -------     -------    -------
Local and national<F1>...................    $55,103      84.5      $42,264      71.4
Political<F2>............................      1,402       2.1        8,262      13.9
Subscriber fees<F3>......................      2,788       4.3        3,187       5.4
Internet<F4>.............................        867       1.3        2,364       4.0
Network compensation<F5>.................        838       1.3          830       1.4
Trade and barter<F6>.....................      1,632       2.5        1,488       2.5
Other revenue............................      2,585       4.0          817       1.4
                                             -------     -----      -------     -----
Operating revenues.......................     65,215     100.0       59,212     100.0
                                                         =====                  =====

Fees<F7>.................................     (1,278)                (1,120)
                                             -------                -------

Operating revenues, net .................    $63,937                $58,092
                                             =======                =======

----------
<F1> Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2> Represents sale of advertising to political advertisers.
<F3> Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
<F4> Represents sale of advertising on our Internet websites.
<F5> Represents payment by network for broadcasting or promoting network programming.
<F6> Represents value of commercial time exchanged for goods and services
     (trade) or syndicated programs (barter).
<F7> Represents fees paid to national sales representatives and fees paid for music licenses.


Net operating revenues for the three months ended December 31, 2008 totaled $58,092, a decrease of $5,845, or 9.1%, when compared to net operating revenues of $63,937 for the three months ended December 31, 2007. Strong political revenues and increases in Internet revenues and subscriber fees were not enough to offset the overall weakness in the advertising market driven by the general economic downturn.

Local and national advertising revenues decreased $12,839, or 23.3%, during the three months ended December 31, 2008 versus the comparable period in the prior year. Local and national revenue decreased in all of our markets, reflecting decreased demand primarily due to an overall weak advertising environment, particularly in the automotive category which was down 39%.

Political advertising revenues increased by $6,860 to $8,262 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Political advertising revenue increased in all but one of our markets with substantial increases in our Virginia and Pennsylvania markets related to spending by the Presidential candidates leading up to the November 2008 general election.

Internet revenues increased $1,497, or 172.7%, during the three months ended December 31, 2008 versus the comparable period in the prior year. This increase was the result of continued specific content and sales initiatives related to our station websites and politico.com.

The decrease in other revenue of $1,768, or 68.4%, during the three months ended December 31, 2008 as compared to the same period in the prior year was principally due to a change in the nature of our relationship with the University of Arkansas. In conjunction with a long-term renewal and broadening of the Arkansas Razorback Sports Network franchise, we are now working with a third party multimedia sports rightsholder. As a result, we now receive certain fees from this company rather than directly selling the radio and television advertising. Such fees are less than the advertising revenue previously generated. This decrease in revenue has a corresponding decrease in expense as we also no longer incur the programming rights fee to the University of Arkansas. These decreases in revenue and expense will primarily affect the first two fiscal quarters due to the timing of the college football and basketball seasons.

No individual advertiser accounted for more than 5% of our operating revenues during the three months ended December 31, 2007 or 2008.

Total Operating Expenses
Total operating expenses for the three months ended December 31, 2008 totaled $40,150, a decrease of $1,300, or 3.1%, compared to total operating expenses of $41,450 for the three-month period ended December 31, 2007. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $1,087, an increase in depreciation and amortization of $189 and a decrease in corporate expenses of $402.

Television operating expenses, excluding depreciation and amortization, decreased $1,087, or 2.9%, for the three months ended December 31, 2008 as compared to the same period in Fiscal 2008. This decrease was due primarily to the change in the nature of our relationship with the University of Arkansas as discussed above. Additionally, decreased commission and incentive compensation expense as well as other cost reductions across the Company during the quarter ended December 31, 2008 contributed to the overall decrease in television operating expenses.

Corporate expenses decreased $402, or 26.1%, for the three months ended December 31, 2008 as compared to the same period in Fiscal 2008 primarily due to decreased executive bonus and incentive compensation.

Following the close of the first quarter of Fiscal 2009, we have further responded to the overall weak advertising environment with a number of expense reduction initiatives. These include the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures. As a result, we expect to achieve greater declines in total operating expenses for the remaining three quarters of Fiscal 2009.

Operating Income
For the three months ended December 31, 2008, operating income of $17,942 decreased $4,545, or 20.2%, when compared to operating income of $22,487 for the three months ended December 31, 2007. For the three months ended December 31, 2008, the operating margin decreased to 30.9% from 35.2% for the comparable period in Fiscal 2008. The decreases in operating income and margin during the three months ended December 31, 2008 were primarily the result of net operating revenues decreasing more than the decrease in total operating expenses as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,273 for the three months ended December 31, 2008 decreased $272, or 2.8%, as compared to $9,545 for the three months ended December 31, 2007. The average balance of debt outstanding for the three months ended December 31, 2007 and 2008 was $491,337 and $485,353, respectively, and the weighted average interest rate on debt was 7.7% and 7.5% for the three months ended December 31, 2007 and 2008, respectively.

Income Taxes
The provision for income taxes for the three months ended December 31, 2008 totaled $3,298, a decrease of $1,662, or 33.5%, as compared to the provision for income taxes of $4,960 for the three months ended December 31, 2007. The decrease in the provision for income taxes during the three months ended December 31, 2008 was primarily due to the $4,231, or 33.1%, decrease in income before income taxes.

Net Income
For the three months ended December 31, 2008, the Company recorded net income of $5,243 as compared to $7,812 for the three months ended December 31, 2007. The decrease of $2,569 during the three months ended December 31, 2008 was primarily due to decreased operating income as discussed above.

Balance Sheet
Significant balance sheet fluctuations from September 30, 2008 to December 31, 2008 consisted primarily of decreases in program rights, accrued interest payable and program rights payable. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on December 15, 2008. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of December 31, 2008, our cash and cash equivalents aggregated $1,725, and we had an excess of current assets over current liabilities of $20,279.

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

As reported in the consolidated statements of cash flows, our net cash used in operating activities was $3,273 and $992 for the three months ended December 31, 2007 and 2008, respectively. The $2,281 increase in cash flows from operating activities was primarily the result of greater cash collection activity, partially offset by decreased net income during the quarter ended December 31, 2008 as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the three months ended December 31, 2007 and 2008, we made cash advances, net of repayments, to Perpetual of $10,270 and $7,125, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the three months ended December 31, 2007 and 2008, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $5,095 and $2,095, respectively. We were charged by Perpetual for federal and state income taxes totaling $3,589 and $1,979 during the three months ended December 31, 2007 and 2008, respectively.

Stockholder's deficit amounted to $385,522 at December 31, 2008, an increase of $1,998, or 0.5%, from the September 30, 2008 deficit of $383,524. The increase was due to a net increase in distributions to owners of $7,241, partially offset by net income for the period of $5,243.

Indebtedness. Our total debt, including the current portion of long-term debt, increased from $483,408 at September 30, 2008 to $493,488 at December 31, 2008. This debt, net of applicable discounts, consisted of $453,488 of 7 3/4% senior subordinated notes due December 15, 2012 and $40,000 of draws under our senior credit facility at December 31, 2008. The increase of $10,080 in total debt from September 30, 2008 to December 31, 2008 was primarily due to $10,000 in net draws under the senior credit facility.

On February 5, 2009, we executed an amendment with an effective date as of December 31, 2008 to our senior credit facility. The amendment served, among other things, to adjust certain of the financial covenants. In addition, the total commitment under the credit facility was reduced from $70,000 to $67,500 effective February 5, 2009 and to $65,000 effective December 31, 2009.

Our senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2008, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

As noted above, the current significant general economic decline has adversely impacted advertising revenues and we have initiated actions to reduce costs in response thereto. In light of the adverse impact of the current economic conditions, we obtained an amendment to our senior credit facility that, among other things, increased the permitted Total Leverage Ratio, as defined in the senior credit facility. We believe that based on anticipated results for Fiscal 2009, including the cost reductions we have initiated, we will be able to continue to comply with the financial covenants of our senior credit facility.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2009 will be in the approximate range of $6,000 to $8,000 (exclusive of capital expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below), and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the conversion of WJLA/NewsChannel 8 to high-definition local production and the transition to our final digital channels. On February 11, 2009, the mandatory digital television conversion date was delayed from February 17 until June 12, 2009. As a result, we are currently assessing the extent to which capital expenditures related to the transition to our final digital channels may be able to be deferred. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2008 totaled $1,615, net of the progress payments received from property insurance claims.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available both under the senior credit facility and from repayments of distributions to owners, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. We maintain replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expect to be reimbursed for substantially all property and income losses. We have substantially completed construction of the permanent replacement tower and installation of related equipment. At present, it is expected that KATV will begin broadcasting a full power digital signal from its replacement tower before the end of February 2009. When the insurance claim is ultimately finalized, the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they are reflected within investing activities in the accompanying consolidated statement of cash flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures are reflected within operating activities.

New Accounting Standards
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB issued Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until our fiscal year ending September 30, 2010. We adopted SFAS No. 157 for financial assets and liabilities as of October 1, 2008. The adoption had no impact on our financial position or results of operations. We are currently evaluating the impact, if any, that the provisions of SFAS No. 157 related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis may have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS No. 159 as of October 1, 2008. The adoption had no impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2008, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At December 31, 2008, the carrying value of such debt was $453,488, the fair value was approximately $224,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing reasonable assurances that material information required to be in this Form 10-Q is made known to them by others on a timely basis.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 1A. Risk Factors

In addition to the risks and other information described in our Form 10-K, the risk described below should be carefully considered. We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations. If the following risk, or any of the risks described in our Form 10-K, actually occurs, our business, financial condition, operating results and prospects could be materially affected.

A Continued Downturn in the Economy May Adversely Affect Us
The current downturn in the economy, and a continued economic slowdown in future periods, could adversely affect our business. During times of economic slowdown, our customers may significantly reduce their advertising budgets. In addition, the economic downturn may adversely affect the demand for consumer products, which could in turn adversely affect our advertising revenues. To the extent these factors adversely affect other television companies, there could be an oversupply of unfilled airtime and downward pressure on pricing for advertising services, which could adversely affect us. Additionally, bankruptcies or financial difficulties of our customers could reduce our cash flows and adversely impact our liquidity and profitability. Collectively, these events could adversely affect our cash flow and adversely affect our ability to comply with the financial covenants of our senior credit facility.


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on November 6, 2008, each of the incumbent directors of the Company was re-elected to serve until the next annual meeting and until his or her successor is elected and qualified.


Item 6.  Exhibits

a.   Exhibits

      See Exhibit Index on pages 17-19.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALLBRITTON COMMUNICATIONS COMPANY

                                                      (Registrant)




    February 17, 2009                      /s/ Robert L. Allbritton
-------------------------               --------------------------------------
          Date                          Name:  Robert L. Allbritton
                                        Title: Chairman and Chief
                                                 Executive Officer



    February 17, 2009                      /s/ Stephen P. Gibson
-------------------------               --------------------------------------
          Date                          Name:  Stephen P. Gibson
                                        Title: Senior Vice President
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

   4.5        Amendment No. 1 to Loan Documents, dated February 5, 2009     *
              by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, No. 333-02302, dated February 5, 2009)

  10.1        Registration  Rights Agreement by and among ACC, Deutsche     *
              Bank Securities Inc. and Fleet Securities Inc. dated December 20, 2002. (Incorporated by reference to Exhibit
              10.1 of the Company's Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)

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