Form 10-Q
period 2009-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2009-05-14
CIK 889156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q
                                 --------------

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2009

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from      to
                                               ------  ------

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                 Yes |_| No |_|

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

     Number of shares of Common Stock outstanding as of May 14, 2009: 20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009


                                TABLE OF CONTENTS

                                                                          PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Six Months Ended March 31, 2008 and 2009...     1

          Consolidated Balance Sheets as of September 30, 2008 and
          March 31, 2009...............................................     2

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 2008 and 2009................................     3

          Notes to Interim Consolidated Financial Statements...........     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    19

Item 4.   Controls and Procedures......................................    19


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................    19

Item 1A.  Risk Factors.................................................    19

Item 5.   Other Information............................................    20

Item 6.   Exhibits.....................................................    20

Signatures.............................................................    21

Exhibit Index..........................................................    22

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                             ALLBRITTON COMMUNICATIONS COMPANY
             (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Dollars in thousands)
                                        (unaudited)

                                                        Three Months Ended                Six Months Ended
                                                             March 31,                        March 31,
                                                       --------------------            -----------------------
                                                        2008          2009               2008           2009
                                                        ----          ----               ----           ----

Operating revenues, net............................  $ 51,139      $ 45,306          $ 115,076       $ 103,398
                                                       ------        ------            -------         -------

Television operating expenses, excluding
     depreciation, amortization and impairment.....    37,277        33,909             75,064          70,609
Depreciation and amortization......................     2,167         2,410              4,290           4,722
Impairment of intangible assets (Note 2)...........        --        27,700                 --          27,700
Corporate expenses.................................     1,552         1,321              3,092           2,459
                                                       ------        ------            -------         -------
                                                       40,996        65,340             82,446         105,490
                                                       ------        ------            -------         -------

Operating income (loss)............................    10,143       (20,034)            32,630          (2,092)
                                                       ------        ------            -------         -------

Nonoperating income (expense)
     Interest income
         Related party.............................        95            45                190              90
         Other.....................................        32            10                 59              28
     Interest expense..............................    (9,464)       (9,291)           (19,009)        (18,564)
     Other, net....................................      (221)         (283)              (513)           (474)
                                                       ------        ------            -------         -------
                                                       (9,558)       (9,519)           (19,273)        (18,920)
                                                       ------        ------            -------         -------

Income (loss) before income taxes..................       585       (29,553)            13,357         (21,012)

Provision for (benefit from) income taxes..........       404        (8,955)             5,364          (5,657)
                                                       ------        ------            -------         -------

Net income (loss)..................................       181       (20,598)             7,993         (15,355)

Retained earnings, beginning of period.............    34,171        43,780             26,359          38,537
                                                       ------        ------            -------         -------

Retained earnings, end of period...................  $ 34,352      $ 23,182          $  34,352       $  23,182
                                                       ======        ======            =======         =======

            See accompanying notes to interim consolidated financial statements.

                              ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)

                                                                                               March 31,
                                                                       September 30,             2009
                                                                           2008               (unaudited)
                                                                       -------------          -----------
Assets
Current assets
      Cash and cash equivalents.................................        $   1,572              $   1,791
      Accounts receivable, net..................................           37,824                 34,142
      Program rights............................................           10,848                  5,436
      Deferred income taxes.....................................            1,447                  1,447
      Other.....................................................            2,677                  3,066
                                                                          -------                -------
           Total current assets.................................           54,368                 45,882

Property, plant and equipment, net..............................           43,314                 45,236
Intangible assets, net..........................................           42,290                 14,590
Cash surrender value of life insurance..........................           13,092                 13,296
Program rights..................................................              978                    688
Deferred income taxes...........................................              745                  7,972
Deferred financing costs and other..............................            4,668                  4,430
                                                                          -------                -------

                                                                        $ 159,455              $ 132,094
                                                                          =======                =======

Liabilities and Stockholder's Investment
Current liabilities
      Accounts payable..........................................        $   4,111              $   3,816
      Accrued interest payable..................................           10,541                 10,679
      Program rights payable....................................           13,041                  7,738
      Accrued employee benefit expenses.........................            7,168                  4,646
      Other accrued expenses....................................            7,907                 10,324
                                                                          -------                -------
           Total current liabilities............................           42,768                 37,203

Long-term debt..................................................          483,408                485,571
Program rights payable..........................................            1,492                  1,148
Accrued employee benefit expenses...............................            1,207                  1,227
Deferred rent and other.........................................           14,104                 13,704
                                                                          -------                -------
           Total liabilities....................................          542,979                538,853
                                                                          -------                -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized,
         none issued............................................               --                     --
      Common stock, $.05 par value, 20,000 shares authorized,
         issued and outstanding.................................                1                      1
      Capital in excess of par value............................           49,631                 49,631
      Retained earnings.........................................           38,537                 23,182
      Distributions to owners, net (Note 4).....................         (471,693)              (479,573)
                                                                          -------                -------
         Total stockholder's investment.........................         (383,524)              (406,759)
                                                                          -------                -------

                                                                        $ 159,455              $ 132,094
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

                               ALLBRITTON COMMUNICATIONS COMPANY
               (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                          (unaudited)

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                               2008               2009
                                                                               ----               ----
Cash flows from operating activities:
      Net income (loss)................................................    $   7,993          $ (15,355)
                                                                             -------            -------
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization.................................        4,290              4,722
         Impairment of intangible assets...............................           --             27,700
         Other noncash charges.........................................          672                730
         Provision for doubtful accounts...............................          480                555
         Gain on disposal of assets....................................          (47)              (137)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable.....................................        1,499              3,127
               Program rights..........................................        5,600              5,702
               Other current assets....................................       (1,061)              (389)
               Deferred income taxes...................................        1,466             (7,227)
               Other noncurrent assets.................................         (205)              (204)
             Increase (decrease) in liabilities:
               Accounts payable........................................         (212)              (295)
               Accrued interest payable................................          (69)               138
               Program rights payable..................................       (6,000)            (5,647)
               Accrued employee benefit expenses.......................         (708)            (2,502)
               Other accrued expenses..................................        2,920             (1,830)
               Deferred rent and other liabilities.....................        1,872               (400)
                                                                             -------            -------
                                                                              10,497             24,043
                                                                             -------            -------
               Net cash provided by operating activities...............       18,490              8,688
                                                                             -------            -------

Cash flows from investing activities:
      Capital expenditures.............................................       (2,865)            (6,634)
      Progress payments received from property insurance claims........          382              4,312
      Proceeds from disposal of assets.................................            3                 62
                                                                             -------            -------
               Net cash used in investing activities...................       (2,480)            (2,260)
                                                                             -------            -------

Cash flows from financing activities:
      Draws under line of credit, net..................................        2,000              2,000
      Deferred financing costs.........................................           --               (329)
      Distributions to owners, net of certain charges..................      (26,241)            (9,805)
      Repayments of distributions to owners............................        8,300              1,925
                                                                             -------            -------
               Net cash used in financing activities...................      (15,941)            (6,209)
                                                                             -------            -------

Net increase in cash and cash equivalents..............................           69                219
Cash and cash equivalents, beginning of period.........................        2,402              1,572
                                                                             -------            -------
Cash and cash equivalents, end of period...............................    $   2,471          $   1,791
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)


NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation ("Perpetual")) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2009. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2008, which are contained in the Company's Form 10-K.


NOTE 2 - The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2008 and March 31, 2009 was $42,290 and $14,590, respectively.

The Company tests its indefinite lived intangible assets for impairment annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, the Company recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009.

The Company uses an income approach to determine the fair value of its broadcast licenses on a station-by-station basis. Any excess of carrying value over fair value represents the amount of impairment. The income approach assumes an initial hypothetical start-up operation, maturing into an average performing independent or non-affiliated station in a specific television market and giving consideration to other relevant factors such as the number of competing stations within that market. The net cash flows of this hypothetical average market participant are projected from the first year start-up to perpetuity and then discounted back to net present value. The calculated valuation is compared to market transactions in order to confirm the results of the income approach.

The Company's other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2008 or March 31, 2009 as these intangible assets became fully amortized during the quarter ended December 31, 2007. Amortization expense was $37 for the six-month period ended March 31, 2008.

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

During the six months ended March 31, 2008 and 2009, the fair market value of the equipment received and placed into service was $77 and $108, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $77 and $108 for the six months ended March 31, 2008 and 2009, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

NOTE 4 - For the six months ended March 31, 2008 and 2009, distributions to owners and related activity consisted of the following:

                                                                         Federal
                                                                           and
                                                    Distributions     Virginia state        Net
                                                      to Owners         Income Tax     Distributions
                                                    and Dividends       Receivable       to Owners
                                                    -------------     --------------   -------------
Balance as of September 30, 2007..............        $ 443,813          $    --         $ 443,813

Cash advances to Perpetual....................           24,225                             24,225
Repayment of cash advances to Perpetual.......           (8,300)                            (8,300)
Charge for federal and state income taxes.....                            (3,174)           (3,174)
Payment of income taxes.......................                             5,190             5,190
                                                        -------            -----           -------

Balance as of March 31, 2008..................        $ 459,738          $ 2,016         $ 461,754
                                                        =======            =====           =======


Balance as of September 30, 2008..............        $ 471,693          $    --         $ 471,693

Cash advances to Perpetual....................            9,050                              9,050
Repayment of cash advances to Perpetual.......           (1,925)                            (1,925)
Charge for federal and state income taxes.....                            (1,385)           (1,385)
Payment of income taxes.......................                             2,140             2,140
                                                        -------            -----           -------

Balance as of March 31, 2009..................        $ 478,818          $   755         $ 479,573
                                                        =======            =====           =======

The average amount of non-interest bearing advances outstanding was $446,844 and $470,990 during the six months ended March 31, 2008 and 2009, respectively.


NOTE 5 - On February 5, 2009, the Company executed an amendment with an effective date as of December 31, 2008 to its senior credit facility. The amendment served, among other things, to adjust certain of the financial covenants. In addition, the total commitment under the credit facility was reduced from $70,000 to $67,500 effective February 5, 2009 and to $65,000 effective December 31, 2009.


NOTE 6 - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB issued Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company's fiscal year ending September 30, 2010. The Company adopted SFAS No. 157 for financial assets and liabilities as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations. The Company is currently evaluating the impact, if any, that the provisions of SFAS No. 157 related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis may have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations.


NOTE 7 - On January 11, 2008, the Company's broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company's station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. The Company maintains replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expects to be reimbursed for substantially all property and income losses. The Company has completed construction of the permanent replacement of its tower and installation of related equipment. KATV began broadcasting a full power digital signal from its replacement tower on February 20, 2009. When the insurance claim is ultimately finalized, the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they are reflected within investing activities in the accompanying consolidated statement of cash flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures are reflected within operating activities.

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


Results of Operations
Set forth below are selected consolidated financial data for the three and six months ended March 31, 2008 and 2009 and the percentage change between the periods:

                                              Three Months Ended                    Six Months Ended
                                                   March 31,                            March 31,
                                          ---------------------------         -----------------------------
                                                               Percent                               Percent
                                          2008       2009      Change         2008       2009        Change
                                          ----       ----      ------         ----       ----        ------
Operating revenues, net ............    $51,139   $ 45,306     -11.4%       $115,076   $103,398      -10.1%
Impairment of intangible assets.....         --     27,700      --                --     27,700       --
All other operating expenses........     40,996     37,640      -8.2%         82,446     77,790       -5.6%
                                         ------    -------                   -------    -------
Operating income (loss).............     10,143    (20,034)     --            32,630     (2,092)      --
Nonoperating expenses, net..........      9,558      9,519      -0.4%         19,273     18,920       -1.8%
Income tax provision (benefit)......        404     (8,955)     --             5,364     (5,657)      --
                                         ------    -------                   -------    -------
Net income (loss)...................    $   181   $(20,598)     --          $  7,993   $(15,355)      --
                                         ======    =======                   =======    =======

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six months ended March 31, 2008 and 2009, and the percentage contribution of each to our total operating revenues, before fees:

                                      Three Months Ended March 31,              Six Months Ended March 31,
                                 --------------------------------------    ------------------------------------
                                       2008                 2009                 2008                2009
                                 -----------------    -----------------    ----------------     ---------------
                                 Dollars   Percent    Dollars   Percent    Dollars  Percent     Dollars  Percent
                                 -------   -------    -------   -------    -------  -------     -------  -------
Local and national<F1>........   $43,297     83.1     $36,805     80.1    $ 98,400    83.9     $ 79,069    75.2
Political<F2>.................       708      1.4         110      0.2       2,110     1.8        8,372     8.0
Subscriber fees<F3>...........     2,960      5.7       4,024      8.8       5,748     4.9        7,211     6.8
Internet<F4>..................     1,118      2.1       2,062      4.5       1,985     1.7        4,426     4.2
Network compensation<F5>......       906      1.7         654      1.4       1,744     1.5        1,484     1.4
Trade and barter<F6>..........     1,560      3.0       1,435      3.1       3,192     2.7        2,923     2.8
Other revenue.................     1,536      3.0         855      1.9       4,121     3.5        1,672     1.6
                                  ------    -----      ------    -----     -------   -----      -------   -----
Operating revenues............    52,085    100.0      45,945    100.0     117,300   100.0      105,157   100.0
                                            =====                =====               =====                =====

Fees<F7>......................      (946)                (639)              (2,224)              (1,759)
                                  ------               ------              -------              -------

Operating revenues, net ......   $51,139              $45,306             $115,076             $103,398
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

Net operating revenues for the three months ended March 31, 2009 totaled $45,306, a decrease of $5,833, or 11.4%, when compared to net operating revenues of $51,139 for the three months ended March 31, 2008. Net operating revenues decreased $11,678, or 10.1%, to $103,398 for the six months ended March 31, 2009 as compared to $115,076 for the same period in the prior year. Increases in subscriber fees and Internet revenues during the three and six months ended March 31, 2009 as well as strong political revenues during the first fiscal quarter were not enough to offset the overall weakness in the advertising market driven by the general economic downturn.

Local and national advertising revenues decreased $6,492, or 15.0%, and $19,331, or 19.6%, during the three and six months ended March 31, 2009, respectively, versus the comparable periods in Fiscal 2008. Local and national advertising revenue decreased during the three and six months ended March 31, 2009, reflecting decreased demand primarily due to an overall weak advertising environment, particularly in the automotive category which was down 49% and 44% during the three and six months ended March 31, 2009, respectively. This decrease during the three months ended March 31, 2009 was partially offset by increased local and national advertising revenue at Politico due to an increase in both issue-oriented advertising demand as well as the number of publications produced during the quarter.

Political advertising revenues decreased by $598 to $110 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 principally due to Presidential primary elections in several of our markets during the prior year with no comparable activity during the three months ended March 31, 2009. Political advertising revenues increased $6,262, or 296.8%, during the six months ended March 31, 2009 as compared to the same period in Fiscal 2008. Political advertising revenue increased in all but one of our markets with substantial increases in our Virginia and Pennsylvania markets related to spending by the Presidential candidates leading up to the November 2008 general election, which generated substantial revenue in the first quarter of Fiscal 2009.

Subscriber fees increased $1,064, or 35.9%, and $1,463, or 25.5%, during the three and six months ended March 31, 2009, as compared to the same periods of the prior fiscal year. These increases were due to new retransmission consent agreements entered into with certain cable companies during the quarter ended March 31, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

Internet revenues increased $944, or 84.4%, and $2,441, or 123.0%, during the three and six months ended March 31, 2009, respectively, versus the comparable periods in the prior year. These increases were the result of continued specific content and sales initiatives related to our station websites and politico.com.

Network compensation revenue decreased $252, or 27.8%, and $260, or 14.9%, during the three and six months ended March 31, 2009, respectively, versus the comparable periods in Fiscal 2008. These decreases were due primarily to decreased rates of compensation, effective January 1, 2009, pursuant to our long-term affiliation agreement with ABC.

The decrease in other revenue of $681, or 44.3%, and $2,449, or 59.4%, during the three and six months ended March 31, 2009 as compared to the same periods in the prior year was principally due to a change in the nature of our relationship with the University of Arkansas. In conjunction with a long-term renewal and broadening of the Arkansas Razorback Sports Network franchise, we are now working with a third party multimedia sports rightsholder. As a result, we now receive certain fees from this company rather than directly selling the radio and television advertising. Such fees are less than the advertising revenue previously generated. This decrease in revenue has a corresponding decrease in expense as we also no longer incur the programming rights fee to the University of Arkansas. These decreases in revenue and expense primarily affect the first two fiscal quarters due to the timing of the college football and basketball seasons.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2008 or 2009.

Total Operating Expenses
Total operating expenses for the three months ended March 31, 2009 totaled $65,340, an increase of $24,344, or 59.4%, compared to total operating expenses of $40,996 for the three-month period ended March 31, 2008. This net increase consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $3,368, an increase in depreciation and amortization of $243, an intangible asset impairment charge of $27,700 and a decrease in corporate expenses of $231.

Total operating expenses for the six months ended March 31, 2009 totaled $105,490, an increase of $23,044, or 28.0%, compared to total operating expenses of $82,446 for the six-month period ended March 31, 2008. This net increase consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $4,455, an increase in depreciation and amortization of $432, an intangible asset impairment charge of $27,700 and a decrease in corporate expenses of $633.

Television operating expenses, excluding depreciation, amortization and impairment, decreased $3,368, or 9.0%, and $4,455, or 5.9%, for the three and six months ended March 31, 2009, respectively, as compared to the same period in Fiscal 2008. These decreases were due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 as well as the change in the nature of our relationship with the University of Arkansas as discussed above. During the quarter ended March 31, 2009, we responded to the overall weak advertising environment with a number of expense reduction initiatives. These included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment. As these expense reductions were largely enacted during the quarter ended March 31, 2009, we expect to achieve greater declines in television operating expenses during the remaining two quarters of Fiscal 2009.

Corporate expenses decreased $231, or 14.9%, and $633, or 20.5%, for the three and six months ended March 31, 2009 as compared to the same periods in Fiscal 2008 primarily due to decreased executive bonus and incentive compensation.

During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. There was no related charge recorded during the prior year. See "Critical Accounting Policies and Estimates."

Operating Income (Loss)
For the three months ended March 31, 2009, the operating loss of $20,034 represented a decrease of $30,177 when compared to operating income of $10,143 for the three months ended March 31, 2008. For the three months ended March 31, 2009, the operating margin decreased to -44.2% from 19.8% for the comparable period in Fiscal 2008. The decreases in operating income and margin during the three months ended March 31, 2009 were primarily the result of the non-cash intangible asset impairment charge of $27,700 recorded during the three months ended March 31, 2009 as well as revenues decreasing more than television operating expenses, as discussed above.

The operating loss of $2,092 for the six months ended March 31, 2009 decreased $34,722 when compared to operating income of $32,630 for the same period in the prior fiscal year. For the six months ended March 31, 2009, the operating margin decreased to -2.0% from 28.4% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of the non-cash intangible asset impairment charge of $27,700 recorded during the three months ended March 31, 2009 as well as revenues decreasing more than television operating expenses, as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,291 for the three months ended March 31, 2009 decreased $173, or 1.8%, as compared to $9,464 for the three-month period ended March 31, 2008. The average balance of debt outstanding for the three months ended March 31, 2008 and 2009 was $493,703 and $493,444, respectively, and the weighted average interest rate on debt was 7.6% and 7.4% for the three-month periods ended March 31, 2008 and 2009, respectively.

Interest expense of $18,564 for the six months ended March 31, 2009 decreased $445, or 2.3%, as compared to $19,009 for the comparable period of Fiscal 2008. The average balance of debt outstanding for the six months ended March 31, 2008 and 2009 was $492,514 and $489,354, respectively, and the weighted average interest rate on debt was 7.6% and 7.5% for the six-month periods ended March 31, 2008 and 2009, respectively.

Income Taxes
The benefit from income taxes for the three months ended March 31, 2009 totaled $8,955 as compared to the provision for income taxes of $404 for the three months ended March 31, 2008. The decrease in the provision for income taxes of $9,359 during the three months ended March 31, 2009 was primarily due to the $8,369 tax benefit associated with the $27,700 non-cash intangible asset impairment charge which was recorded during the three months ended March 31, 2009.

The benefit from income taxes for the six months ended March 31, 2009 totaled $5,657 as compared to the provision for income taxes of $5,364 for the six months ended March 31, 2008. The decrease in the provision for income taxes of $11,021 during the six months ended March 31, 2009 was primarily due to the $8,369 tax benefit associated with the $27,700 non-cash intangible asset impairment charge which was recorded during the three months ended March 31, 2009.

Net Income (Loss)
For the three months ended March 31, 2009, the Company recorded a net loss of $20,598 as compared to net income of $181 for the three months ended March 31, 2008. The decrease of $20,779 during the three months ended March 31, 2009 was primarily due to the $27,700 non-cash intangible asset impairment charge, partially offset by the related tax effect of $8,369, which was recorded during the three months ended March 31, 2009, as well as other decreases in operating income as discussed above.

For the six months ended March 31, 2009, the Company recorded a net loss of $15,355 as compared to net income of $7,993 for the six months ended March 31, 2008. This decrease in net income of $23,348 during the six months ended March 31, 2009 was primarily due to the $27,700 non-cash intangible asset impairment charge, partially offset by the related tax effect of $8,369, which was recorded during the three months ended March 31, 2009, as well as other decreases in operating income as discussed above.

Balance Sheet
Program rights and program rights payable decreased from September 30, 2008 to March 31, 2009. These decreases reflect the annual cycle of the underlying program contracts which generally begins in September of each year. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of March 31, 2009, our cash and cash equivalents aggregated $1,791, and we had an excess of current assets over current liabilities of $8,679.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $18,490 and $8,688 for the six months ended March 31, 2008 and 2009, respectively. The $9,802 decrease in cash flows from operating activities was primarily the result of the $4,017 decrease in net income exclusive of the intangible asset impairment charge of $27,700 and the related tax benefit of $8,369 as well as various differences in the timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the six months ended March 31, 2008 and 2009, we made cash advances, net of repayments, to Perpetual of $15,925 and $7,125, respectively. No cash advances were made during the three months ended March 31, 2009. Such advances are currently restricted pursuant to the terms of our senior credit facility. See "Indebtedness." The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the six months ended March 31, 2008 and 2009, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $5,190 and $2,140, respectively. We were charged by Perpetual for federal and state income taxes totaling $3,174 and $1,385 during the six months ended March 31, 2008 and 2009, respectively.

Stockholder's deficit amounted to $406,759 at March 31, 2009, an increase of $23,235, or 6.1%, from the September 30, 2008 deficit of $383,524. The increase was due to a net loss for the six-month period of $15,355 as well as a net increase in distributions to owners of $7,880.

Indebtedness. Our total debt increased from $483,408 at September 30, 2008 to $485,571 at March 31, 2009. This debt, net of applicable discounts, consisted of $453,571 of 7 3/4% senior subordinated notes due December 15, 2012 and $32,000 of draws under our senior credit facility at March 31, 2009. The increase of $2,163 in total debt from September 30, 2008 to March 31, 2009 was primarily due to $2,000 in net draws under the senior credit facility.

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

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under our senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2009, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $32,000 was outstanding at March 31, 2009, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The maximum total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants. As of March 31, 2009, our borrowing capacity under the senior credit facility was limited by the total maximum leverage ratio covenant to $61,582. The total leverage ratio also serves to limit cash advances to Perpetual. Under our senior credit facility, the total leverage ratio must not exceed 6.75 in order for such advances to be made. The calculation for this ratio and the financial covenant requirement for this ratio as of March 31, 2009 and September 30, 2008 are provided below.


                                                    Calculation         Covenant         Calculation          Covenant
                                                       as of       Requirement as of   as of September   Requirement as of
                                                  March 31, 2009     March 31, 2009        30, 3008      September 30, 2008
                                                  --------------   -----------------   ---------------   ------------------
           Total Leverage Ratio
           --------------------
Total debt, plus unamortized debt discount.....      $ 487,000                            $ 485,000
Consolidated EBITDA, as defined below..........      $  62,616                            $  69,254
Total debt, plus unamortized debt discount,                         Must not exceed                        Must not exceed
   divided by Consolidated EBITDA..............           7.78           8.25                  7.00             7.25
                                                  --------------                       ---------------

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

                                                                            Calculation for
                                                        Calculation for       the twelve
                                                          the twelve         months ended
                                                         months ended        September 30,
                                                        March 31, 2009           2008
                                                        ---------------     ---------------
          Net Income..................................     $ (10,475)          $ 12,873
          Provision for (benefit from) income taxes...        (2,955)             8,066
          Interest expense............................        37,186             37,631
          Loss (Gain) on disposal of assets...........        (1,333)            (1,243)
          Depreciation and amortization...............         9,943              9,511
          Provision for doubtful accounts.............         1,143              1,068
          Other noncash charges.......................        29,107              1,348
                                                              ------             ------

          Consolidated EBITDA.........................     $  62,616           $ 69,254
                                                              ======             ======

Consolidated EBITDA is a non-GAAP measure which is only presented for purposes of assisting the reader in understanding our compliance with our financial covenants. We have calculated Consolidated EBITDA in accordance with the specific requirements of our senior credit facility, and this calculation may not be consistent with similarly titled measures used by other companies. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

As noted above, the current significant general economic decline has adversely impacted advertising revenues and we have initiated actions to reduce costs in response thereto. In light of the adverse impact of the current economic conditions, we obtained an amendment to our senior credit facility that, among other things, increased the permitted maximum total leverage ratio covenant as calculated above. We believe that based on anticipated results for Fiscal 2009, including the cost reductions we have initiated, we will be able to continue to comply with the financial covenants of our senior credit facility. However, an unexpected further decline in advertising revenues could adversely affect our ability to continue to comply with these covenants.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2009 will be approximately $6,000 (exclusive of capital expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas as discussed below), and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the conversion of WJLA/NewsChannel 8 to high-definition local production and the transition to our final digital channels. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under our senior credit facility. Capital expenditures during the six months ended March 31, 2009 totaled $2,322, net of the progress payments received from property insurance claims.

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities and amounts available both under our senior credit facility and from repayments of distributions to owners, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. We maintain replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse, and expect to be reimbursed for substantially all property and income losses. We have substantially completed construction of the permanent replacement tower and installation of related equipment. KATV began broadcasting a full power digital signal from its replacement tower on February 20, 2009. When the insurance claim is ultimately finalized, the proceeds received to replace the tower and related equipment will substantially exceed the carrying value of the destroyed assets. As progress payments are received from the insurance company, they are reflected within investing activities in the accompanying consolidated statement of cash flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures are reflected within operating activities.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and assumptions we consider reasonable at the time of making those estimates. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different circumstances or using different assumptions. In addition to the critical accounting policies and estimates described in our Annual Report on Form 10-K, the information below related to our accounting for intangible assets has been updated to reflect activity during the quarter ended March 31, 2009.

   Intangible Assets

Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. The carrying value of our indefinite lived intangible assets, consisting of broadcast licenses, was $42,290 and $14,590 at September 30, 2008 and March 31, 2009, respectively. Other intangible assets, consisting of favorable terms on contracts and leases, were amortized over the terms of the respective contracts and leases, and these assets became fully amortized during the first quarter of Fiscal 2008.

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to tests for impairment at least annually, or whenever events indicate that impairment may exist. Other intangible assets continue to be amortized over their useful lives.

Our indefinite lived intangible assets, consisting of broadcast licenses, are subject to impairment tests annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009.

We use an income approach to determine the fair value of our broadcast licenses on a station-by-station basis. Any excess of carrying value over fair value represents the amount of impairment. The income approach assumes an initial hypothetical start-up operation, maturing into an average performing independent or non-affiliated station in a specific television market and giving consideration to other relevant factors such as the number of competing stations within that market. The net cash flows of this hypothetical average market participant are projected from the first year start-up to perpetuity and then discounted back to net present value. The calculated valuation is compared to market transactions in order to confirm the results of the income approach.

The following key valuation assumptions were made for an average market participant in our specific markets as of March 31, 2009: (a) a pre-tax discount rate of 13.5%; (b) compound annual market revenue growth rates ranging from 1.1%
- 2.5%; and (c) operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period ranging from 24.7% - 26.3%. The discount rate represents the current weighted average cost of capital that would be expected in our industry for an average market participant, taking into account the typical split between debt and equity financing within our industry, the rate of return required by investors for an investment with similar risk as well as market risk premiums. The compound annual market revenue growth rates are based on our historical experience within the respective market as well as market-specific and industry-wide future projections. The operating profit margins, excluding depreciation and amortization, are determined based on margins achieved by average market participants in similar markets with similar competitive environments.

The valuation declines at March 31, 2009 and resulting impairment were primarily due to significantly reduced 2009 television market revenues as well as lower compound annual market revenue growth rates, particularly in the first few years of the projection, versus prior estimates. Additionally, the discount rate has increased, reflecting the current difficulties in the credit markets. These changes are all due to the current economic downturn and credit crisis, which has adversely affected advertising revenues and station valuations, particularly for independent or non-affiliated stations.

The performance of impairment tests requires significant management judgment. Future events affecting cash flows, general economic or market conditions or accounting standards could result in further impairment losses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2009, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2009, the carrying value of such debt was $453,571, the fair value was approximately $184,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 15d-15(e)) as of March 31, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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


Item 1A.  Risk Factors

In addition to the risks and other information described in our Annual Report on Form 10-K, the risk described below should be carefully considered. We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations. If the following risk, or any of the risks described in our Annual Report on Form 10-K, actually occurs, our business, financial condition, operating results and prospects could be materially affected.

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


Item 5.  Other Information

a. In connection with the Company's preparation of the financial statements for the three and six months ended March 31, 2009, the Company determined that events had occurred which indicated that an impairment of certain broadcast licenses may exist. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, the Company recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. It is not expected that this impairment charge will result in future cash expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." The disclosure set forth in this
Item 5 is included in this Quarterly Report on Form 10-Q in accordance with the instructions to Item 2.06 of Form 8-K.


Item 6.  Exhibits

a.   Exhibits

      See Exhibit Index on pages 22-24.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALLBRITTON COMMUNICATIONS COMPANY

                                                    (Registrant)




       May 14, 2009                            /s/ Robert L. Allbritton
---------------------------                 ------------------------------------
          Date                              Name: Robert L. Allbritton
                                            Title: Chairman and Chief
                                                      Executive Officer



       May 14, 2009                            /s/ Stephen P. Gibson
---------------------------                 ------------------------------------
          Date                              Name:  Stephen P. Gibson
                                            Title: Senior Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

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

  31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

  31.2        Certification   of  Senior  Vice   President   and  Chief
              Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended


-----------------
*Previously filed
**Portions have been omitted pursuant to a request for confidential treatment