Form 10-Q
period 2009-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2009-08-13
CIK 889156

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q
                                -----------------

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2009

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from       to
                                          -------  -------

                        Commission file number: 333-02302
                                -----------------
                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)
                                -----------------

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

                               ------------------

     Number of shares of Common Stock outstanding as of August 13, 2009:
20,000 shares.

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

                        ALLBRITTON COMMUNICATIONS COMPANY
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009


                                TABLE OF CONTENTS

                                                                          PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations and Retained Earnings
          for the Three and Nine Months Ended June 30, 2008 and 2009...     1

          Consolidated Balance Sheets as of September 30, 2008 and
          June 30, 2009................................................     2

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 2008 and 2009.................................     3

          Notes to Interim Consolidated Financial Statements...........     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    21

Item 4.   Controls and Procedures......................................    21


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................    21

Item 1A.  Risk Factors.................................................    21

Item 6.   Exhibits.....................................................    22

Signatures.............................................................    23

Exhibit Index..........................................................    24

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)
                                   (unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                               June 30,                        June 30,
                                                          ------------------              ------------------
                                                          2008          2009              2008          2009
                                                          ----          ----              ----          ----

Operating revenues, net.............................   $ 57,353      $ 51,413         $ 172,429      $ 154,811
                                                         ------        ------           -------        -------

Television operating expenses, excluding
     depreciation, amortization and impairment......     36,890        32,760           111,954        103,369
Depreciation and amortization.......................      2,320         2,374             6,610          7,096
Impairment of intangible assets (Note 3)............         --            --                --         27,700
Corporate expenses..................................      1,526         1,268             4,618          3,727
                                                         ------        ------           -------        -------
                                                         40,736        36,402           123,182        141,892
                                                         ------        ------           -------        -------

Operating income....................................     16,617        15,011            49,247         12,919
                                                         ------        ------           -------        -------

Nonoperating income (expense)
     Interest income
         Related party..............................          5             9               195             99
         Other......................................         17             2                76             30
     Interest expense...............................     (9,288)       (9,327)          (28,297)       (27,891)
     Other, net.....................................        198          (183)             (315)          (657)
                                                         ------        ------           -------        -------
                                                         (9,068)       (9,499)          (28,341)       (28,419)
                                                         ------        ------           -------        -------

Income (loss) before income taxes ..................      7,549         5,512            20,906        (15,500)

Provision for (benefit from) income taxes...........      2,242         1,089             7,606         (4,568)
                                                         ------        ------           -------        -------


Net income (loss)...................................      5,307         4,423            13,300        (10,932)

Retained earnings, beginning of period..............     34,352        23,182            26,359         38,537
Charge under tax sharing agreement..................       (667)           --              (667)            --
                                                         ------        ------           -------        -------

Retained earnings, end of period....................   $ 38,992      $ 27,605         $  38,992      $  27,605
                                                         ======        ======           =======        =======


      See accompanying notes to interim consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 June 30,
                                                           September 30,           2009
                                                               2008            (unaudited)
                                                           -------------       -----------
Assets
Current assets
      Cash and cash equivalents..........................    $   1,572          $   2,954
      Accounts receivable, net...........................       37,824             37,267
      Program rights.....................................       10,848              2,721
      Deferred income taxes..............................        1,447              1,447
      Other..............................................        2,677              2,570
                                                               -------            -------
           Total current assets..........................       54,368             46,959

Property, plant and equipment, net.......................       43,314             44,535
Intangible assets, net...................................       42,290             14,590
Cash surrender value of life insurance...................       13,092             13,363
Program rights...........................................          978                550
Deferred income taxes....................................          745              6,000
Deferred financing costs and other.......................        4,668              4,172
                                                               -------            -------

                                                             $ 159,455          $ 130,169
                                                               =======            =======

Liabilities and Stockholder's Investment
Current liabilities
      Accounts payable...................................    $   4,111          $   3,803
      Accrued interest payable...........................       10,541              1,752
      Program rights payable.............................       13,041              5,075
      Accrued employee benefit expenses..................        7,168              4,221
      Other accrued expenses.............................        7,907             11,632
                                                               -------            -------
           Total current liabilities.....................       42,768             26,483

Long-term debt...........................................      483,408            492,154
Program rights payable...................................        1,492                976
Accrued employee benefit expenses........................        1,207              1,083
Deferred rent and other..................................       14,104             11,818
                                                               -------            -------
           Total liabilities.............................      542,979            532,514
                                                               -------            -------

Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares
         authorized, none issued.........................           --                 --
      Common stock, $.05 par value, 20,000 shares
         authorized, issued and outstanding..............            1                  1
      Capital in excess of par value.....................       49,631             49,631
      Retained earnings..................................       38,537             27,605
      Distributions to owners, net (Note 5)..............     (471,693)          (479,582)
                                                               -------            -------
         Total stockholder's investment..................     (383,524)          (402,345)
                                                               -------            -------

                                                             $ 159,455          $ 130,169
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                          2008            2009
                                                                          ----            ----
Cash flows from operating activities:
      Net income (loss)..............................................   $ 13,300       $ (10,932)
                                                                          ------          ------
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization...............................      6,610           7,096
         Impairment of intangible assets.............................         --          27,700
         Other noncash charges.......................................      1,009           1,103
         Provision for doubtful accounts.............................        724             839
         Gain on disposal of assets..................................       (525)           (268)
         Changes in assets and liabilities:
             (Increase) decrease in assets:
               Accounts receivable...................................     (1,922)           (282)
               Program rights........................................      8,386           8,555
               Other current assets..................................       (570)            107
               Deferred income taxes.................................      3,051          (5,255)
               Other noncurrent assets...............................       (441)           (300)
             Increase (decrease) in liabilities:
               Accounts payable......................................      1,757            (308)
               Accrued interest payable..............................     (8,824)         (8,789)
               Program rights payable................................     (8,065)         (8,482)
               Accrued employee benefit expenses.....................       (983)         (3,071)
               Other accrued expenses................................      1,965            (586)
               Deferred rent and other liabilities...................        756          (2,286)
                                                                          ------          ------
                                                                           2,928          15,773
                                                                          ------          ------
               Net cash provided by operating activities.............     16,228           4,841
                                                                          ------          ------

Cash flows from investing activities:
      Capital expenditures...........................................     (5,541)         (8,177)
      Progress payments received from property insurance claims......        925           4,376
      Proceeds from disposal of assets...............................          7              63
                                                                          ------          ------
               Net cash used in investing activities.................     (4,609)         (3,738)
                                                                          ------          ------

Cash flows from financing activities:
      Draws under line of credit, net................................     11,950           8,500
      Deferred financing costs.......................................         --            (332)
      Distributions to owners, net of certain charges................    (32,072)         (9,814)
      Repayments of distributions to owners..........................      8,390           1,925
                                                                          ------          ------
               Net cash (used in) provided by financing activities...    (11,732)            279
                                                                          ------          ------

Net (decrease) increase in cash and cash equivalents.................       (113)          1,382
Cash and cash equivalents, beginning of period.......................      2,402           1,572
                                                                          ------          ------
Cash and cash equivalents, end of period.............................   $  2,289       $   2,954
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

                        ALLBRITTON COMMUNICATIONS COMPANY
        (an indirectly wholly-owned subsidiary of Perpetual Corporation)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (unaudited)


NOTE 1 - The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation ("Perpetual")) and its subsidiaries (collectively, the "Company") have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management's opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2009. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2008, which are contained in the Company's Form 10-K.

We evaluated subsequent events for recognition or disclosure through August 13, 2009, the date of filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.


NOTE 2 - The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company estimates the fair value of its Senior Subordinated Notes to be approximately $389,000 and $351,000 at September 30, 2008 and June 30, 2009, respectively. The carrying value of the Company's senior credit facility approximates fair value as borrowings bear interest at market rates.


NOTE 3 - The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2008 and June 30, 2009 was $42,290 and $14,590, respectively.

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

The Company's other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2008 or June 30, 2009 as these intangible assets became fully amortized during the quarter ended December 31, 2007. Amortization expense was $37 for the nine-month period ended June 30, 2008.


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

During the nine months ended June 30, 2008 and 2009, the fair market value of the equipment received and placed into service was $557 and $351, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $553 and $351 for the nine months ended June 30, 2008 and 2009, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

NOTE 5 - For the nine months ended June 30, 2008 and 2009, distributions to owners and related activity consisted of the following:

                                                                     Federal and
                                                   Distributions    Virginia state         Net
                                                     to Owners        Income Tax      Distributions
                                                   and Dividends      Receivable        to Owners
                                                   -------------    --------------    -------------

Balance as of September 30, 2007..............       $ 443,813         $     --         $ 443,813

Cash advances to Perpetual....................          31,255                             31,255
Repayment of cash advances to Perpetual.......          (8,390)                            (8,390)
Charge for federal and state income taxes.....                           (5,285)           (5,285)
Payment of income taxes.......................                            5,435             5,435
                                                       -------            -----           -------

Balance as of June 30, 2008...................       $ 466,678         $    150         $ 466,828
                                                       =======            =====           =======

Balance as of September 30, 2008..............       $ 471,693         $     --         $ 471,693

Cash advances to Perpetual....................           9,050                              9,050
Repayment of cash advances to Perpetual.......          (1,925)                            (1,925)
Charge for federal and state income taxes.....                           (2,065)           (2,065)
Payment of income taxes.......................                            2,829             2,829
                                                       -------            -----           -------

Balance as of June 30, 2009...................       $ 478,818         $    764         $ 479,582
                                                       =======            =====           =======

The average amount of non-interest bearing advances outstanding was $450,870 and $471,933 during the nine months ended June 30, 2008 and 2009, respectively.


NOTE 6 - On February 5, 2009, the Company executed an amendment with an effective date as of December 31, 2008 to its senior credit facility. The amendment served, among other things, to adjust certain of the financial covenants. In addition, the total commitment under the credit facility was reduced from $70,000 to $67,500 effective February 5, 2009 and to $65,000 effective December 31, 2009.


NOTE 7 - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB issued Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company's fiscal year ending September 30, 2010. The Company adopted SFAS No. 157 for financial assets and liabilities as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations. The Company is currently evaluating the impact, if any, that the provisions of SFAS No. 157 related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis may have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP requires disclosures about fair value of financial instruments, which were previously required only on an annual basis, for interim reporting periods. This FSP is effective for the Company's quarter ended June 30, 2009. The adoption had no impact on the Company's financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company's quarter ended June 30, 2009. The adoption had no impact on the Company's financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FAS No. 162." SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009. As the Codification does not change GAAP, the adoption will have no impact on the Company's financial position or results of operations.


NOTE 8 - On January 11, 2008, the Company's broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company's station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. The Company maintains replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse. The Company has completed construction of the permanent replacement of its tower and installation of related equipment and began broadcasting a full power digital signal from the replacement tower on February 20, 2009. Progress payments received from the insurance company are reflected within investing activities in the accompanying consolidated statement of cash flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures are reflected within operating activities.

During July 2009, the related insurance claim negotiation was finalized. As a result, the Company will record a gain on the replacement cost property portion of the claim of approximately $6,000, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. In addition, a gain on the business interruption portion of the claim of approximately $2,800, reflecting the lost revenue associated with the tower collapse, will also be recorded during the quarter ending September 30, 2009.


NOTE 9 - Effective August 1, 2009, the equity interests of WCIV, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As this distribution represents a transaction between parties under common control, the operations of WCIV must be reflected in continuing operations until the period in which the distribution has been consummated. Accordingly, the operating results of WCIV are included in these interim financial statements through June 30, 2009. In the Company's future financial statements, the operating results of WCIV after July 31, 2009 will be excluded. The operating results through July 31, 2009 will be presented as discontinued operations for all periods presented. The August 1, 2009 distribution of the equity interests of WCIV will be reflected as a distribution to owners at historical cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (dollars in thousands)

Overview
As used herein, the terms the "Company," "our," "us," or "we" refer to Allbritton Communications Company and its subsidiaries and "ACC" refers solely to Allbritton Communications Company.

We own ABC network-affiliated television stations serving seven geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; WSET-TV in Lynchburg, Virginia; and WCIV in Charleston, South Carolina, until August 1, 2009. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. Additionally, in January 2007 we launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. The operations of NewsChannel 8 and Politico are integrated with WJLA.

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


Results of Operations
Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2008 and 2009 and the percentage change between the periods:

                                        Three Months Ended                   Nine Months Ended
                                              June 30,                            June 30,
                                        ------------------    Percent        -----------------     Percent
                                          2008       2009     Change          2008       2009       Change
                                          ----       ----     -------         ----       ----      -------
Operating revenues, net ............    $57,353    $51,413     -10.4%       $172,429   $154,811      -10.2%
Impairment of intangible assets.....         --         --      --                --     27,700       --
All other operating expenses........     40,736     36,402     -10.6%        123,182    114,192       -7.3%
                                         ------     ------                   -------    -------
Operating income....................     16,617     15,011      -9.7%         49,247     12,919      -73.8%
Nonoperating expenses, net..........      9,068      9,499       4.8%         28,341     28,419        0.3%
Income tax provision (benefit)......      2,242      1,089     -51.4%          7,606     (4,568)      --
                                         ------     ------                   -------    -------
Net income (loss)...................    $ 5,307    $ 4,423     -16.7%       $ 13,300   $(10,932)      --
                                         ======     ======                   =======    =======

Net Operating Revenues
The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2008 and 2009, and the percentage contribution of each to our total operating revenues, before fees:

                                      Three Months Ended June 30,                Nine Months Ended June 30,
                                      ---------------------------                --------------------------
                                       2008                 2009                 2008                  2009
                                 -----------------    -----------------    -----------------     -----------------
                                 Dollars   Percent    Dollars   Percent    Dollars   Percent     Dollars   Percent
                                 -------   -------    -------   -------    -------   -------     -------   -------
Local and national<F1>........   $49,987     85.5     $41,470     79.4    $148,387     84.4     $120,539     76.6
Political<F2>.................       898      1.5         748      1.4       3,008      1.7        9,120      5.8
Subscriber fees<F3>...........     3,082      5.3       4,466      8.6       8,830      5.0       11,677      7.4
Internet<F4>..................     1,608      2.8       2,815      5.4       3,592      2.1        7,241      4.6
Network compensation<F5>......       858      1.5         620      1.2       2,602      1.5        2,104      1.3
Trade and barter<F6>..........     1,545      2.6       1,481      2.8       4,737      2.7        4,404      2.8
Other revenue.................       468      0.8         637      1.2       4,590      2.6        2,309      1.5
                                  ------    -----      ------    -----     -------    -----      -------    -----
Operating revenues............    58,446    100.0      52,237    100.0     175,746    100.0      157,394    100.0
                                            =====                =====                =====                 =====
Fees<F7>......................    (1,093)                (824)              (3,317)               (2,583)
                                  ------               ------              -------               -------

Operating revenues, net.......   $57,353              $51,413             $172,429              $154,811
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


Net operating revenues for the three months ended June 30, 2009 totaled $51,413, a decrease of $5,940, or 10.4%, when compared to net operating revenues of $57,353 for the three months ended June 30, 2008. Net operating revenues decreased $17,618, or 10.2%, to $154,811 for the nine months ended June 30, 2009 as compared to $172,429 for the same period in the prior year. Increases in subscriber fees and Internet revenues during the three and nine months ended June 30, 2009 as well as strong political revenues during the first fiscal quarter were not enough to offset the overall weakness in the advertising market driven by the general economic downturn.

Local and national advertising revenues decreased $8,517, or 17.0%, and $27,848, or 18.8%, during the three and nine months ended June 30, 2009, respectively, versus the comparable periods in Fiscal 2008. Local and national advertising revenue decreased during the three and nine months ended June 30, 2009, reflecting decreased demand primarily due to an overall weak advertising environment, particularly in the automotive category which was down 46% and 44% during the three and nine months ended June 30, 2009, respectively. These decreases were partially offset by increased local and national advertising revenue at Politico due to an increase in both issue-oriented advertising demand as well as the number of publications produced.

Political advertising revenues increased $6,112, or 203.2%, during the nine months ended June 30, 2009 as compared to the same period in Fiscal 2008. Political advertising revenue increased in all but one of our markets with substantial increases in our Virginia and Pennsylvania markets related to spending by the Presidential candidates leading up to the November 2008 general election, which generated substantial revenue in the first quarter of Fiscal 2009.

Subscriber fees increased $1,384, or 44.9%, and $2,847, or 32.2%, during the three and nine months ended June 30, 2009, respectively, as compared to the same periods of the prior fiscal year. These increases were due to new retransmission consent agreements entered into with certain cable companies during the quarters ended March 31, 2009 and June 30, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

Internet revenues increased $1,207, or 75.1%, and $3,649, or 101.6%, during the three and nine months ended June 30, 2009, respectively, versus the comparable periods in the prior year. These increases were the result of continued specific content and sales initiatives related to our station websites and politico.com.

Network compensation revenue decreased $238, or 27.7%, and $498, or 19.1%, during the three and nine months ended June 30, 2009, respectively, versus the comparable periods in Fiscal 2008. These decreases were due primarily to decreased rates of compensation, effective January 1, 2009, pursuant to our long-term affiliation agreement with ABC.

The decrease in other revenue of $2,281, or 49.7%, during the nine months ended June 30, 2009 as compared to the same period in the prior year was principally due to a change in the nature of our relationship with the University of Arkansas. In conjunction with a long-term renewal and broadening of the Arkansas Razorback Sports Network franchise, we are now working with a third party multimedia sports rightsholder. As a result, we now receive certain fees from this company rather than directly selling the radio and television advertising. Such fees are less than the advertising revenue previously generated. This decrease in revenue has a corresponding decrease in expense as we also no longer incur the programming rights fee to the University of Arkansas. These decreases in revenue and expense primarily affected the first two quarters of Fiscal 2009 due to the timing of the college football and basketball seasons.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or nine months ended June 30, 2008 or 2009.

Total Operating Expenses
Total operating expenses for the three months ended June 30, 2009 totaled $36,402, a decrease of $4,334, or 10.6%, compared to total operating expenses of $40,736 for the three-month period ended June 30, 2008. This net decrease consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $4,130, an increase in depreciation and amortization of $54 and a decrease in corporate expenses of $258.

Total operating expenses for the nine months ended June 30, 2009 totaled $141,892, an increase of $18,710, or 15.2%, compared to total operating expenses of $123,182 for the nine-month period ended June 30, 2008. This net increase consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $8,585, an increase in depreciation and amortization of $486, an intangible asset impairment charge of $27,700 and a decrease in corporate expenses of $891.

Television operating expenses, excluding depreciation, amortization and impairment, decreased $4,130, or 11.2%, and $8,585, or 7.7%, for the three and nine months ended June 30, 2009, respectively, as compared to the same periods in Fiscal 2008. These decreases were due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 as well as the change in the nature of our relationship with the University of Arkansas as discussed above. During the quarter ended March 31, 2009, we responded to the overall weak advertising environment with a number of expense reduction initiatives. These included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment. We expect to experience a decline in television operating expenses during the final quarter of Fiscal 2009 similar to that achieved in the third fiscal quarter.

Corporate expenses decreased $258, or 16.9%, and $891, or 19.3%, for the three and nine months ended June 30, 2009 as compared to the same periods in Fiscal 2008 primarily due to decreased executive bonus and incentive compensation.

During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. There was no related charge recorded during the prior year. Notwithstanding the factors cited above, the recording of the impairment charge will not have any direct effect on our liquidity or future operating results. See "Critical Accounting Policies and Estimates."

Operating Income
For the three months ended June 30, 2009, operating income of $15,011 decreased $1,606, or 9.7%, when compared to operating income of $16,617 for the three months ended June 30, 2008. For the three months ended June 30, 2009, the operating margin increased to 29.2% from 29.0% for the comparable period in Fiscal 2008. The decrease in operating income during the three months ended June 30, 2009 was the result of revenues decreasing more than total operating expenses, as discussed above; however, the increase in operating margin was the result of total operating expenses decreasing at a greater rate than revenues.

Operating income of $12,919 for the nine months ended June 30, 2009 decreased $36,328, or 73.8%, when compared to operating income of $49,247 for the same period in the prior fiscal year. For the nine months ended June 30, 2009, the operating margin decreased to 8.3% from 28.6% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of the non-cash intangible asset impairment charge of $27,700 recorded during the three months ended March 31, 2009 as well as revenues decreasing more than television operating expenses, as discussed above.

Nonoperating Expenses, Net
Interest Expense. Interest expense of $9,327 for the three months ended June 30, 2009 increased $39, or 0.4%, as compared to $9,288 for the three-month period ended June 30, 2008. The average balance of debt outstanding for the three months ended June 30, 2008 and 2009 was $489,942 and $487,330, respectively, and the weighted average interest rate on debt was 7.5% for each of the three-month periods ended June 30, 2008 and 2009.

Interest expense of $27,891 for the nine months ended June 30, 2009 decreased $406, or 1.4%, as compared to $28,297 for the comparable period of Fiscal 2008. The average balance of debt outstanding for the nine months ended June 30, 2008 and 2009 was $491,659 and $488,679, respectively, and the weighted average interest rate on debt was 7.6% and 7.5% for the nine-month periods ended June 30, 2008 and 2009, respectively.

Income Taxes
The provision for income taxes for the three months ended June 30, 2009 totaled $1,089 as compared to the provision for income taxes of $2,242 for the three months ended June 30, 2008. The decrease in the provision for income taxes of $1,153, or 51.4%, during the three months ended June 30, 2009 was primarily due to the $2,037, or 27.0%, decrease in pre-tax income as well as a reduction in income tax expense of $744 related to the release of reserves due to the expiration of a statute of limitations.

The benefit from income taxes for the nine months ended June 30, 2009 totaled $4,568 as compared to the provision for income taxes of $7,606 for the nine months ended June 30, 2008. The decrease in the provision for income taxes during the nine months ended June 30, 2009 of $12,174 was primarily due to the $8,369 tax benefit associated with the $27,700 non-cash intangible asset impairment charge which was recorded during the three months ended March 31, 2009, the $8,706, or 41.6%, decrease in pre-tax income during the nine months ended June 30, 2009 exclusive of the intangible asset impairment charge and a reduction in income tax expense during the third fiscal quarter of $744 related to the release of reserves due to the expiration of a statute of limitations.

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

Net Income (Loss)
For the three months ended June 30, 2009, the Company recorded net income of $4,423 as compared to $5,307 for the three months ended June 30, 2008. The decrease of $884, or 16.7%, during the three months ended June 30, 2009 was primarily due to decreased operating income as discussed above.

For the nine months ended June 30, 2009, the Company recorded a net loss of $10,932 as compared to net income of $13,300 for the nine months ended June 30, 2008. The decrease of $24,232 during the nine months ended June 30, 2009 was primarily due to the $27,700 non-cash intangible asset impairment charge, partially offset by the related tax effect of $8,369, which was recorded during the three months ended March 31, 2009, as well as other decreases in operating income, as discussed above.

Balance Sheet
Program rights, program rights payable and accrued interest payable decreased from September 30, 2008 to June 30, 2009. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of scheduled interest payments on our long-term fixed interest rate debt. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources
As of June 30, 2009, our cash and cash equivalents aggregated $2,954, and we had an excess of current assets over current liabilities of $20,476.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $16,228 and $4,841 for the nine months ended June 30, 2008 and 2009, respectively. The $11,387 decrease in cash flows from operating activities was primarily the result of the $4,901 decrease in net income exclusive of the intangible asset impairment charge of $27,700 and the related tax benefit of $8,369 as well as various differences in the timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual Corporation ("Perpetual"). During the nine months ended June 30, 2008 and 2009, we made cash advances, net of repayments, to Perpetual of $22,865 and $7,125, respectively. No cash advances were made during the three-month periods ended March 31 or June 30, 2009. Such advances are currently restricted pursuant to the terms of our senior credit facility. See "Indebtedness." The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the nine months ended June 30, 2008 and 2009, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $5,435 and $2,829, respectively. We were charged by Perpetual for federal and state income taxes totaling $5,285 and $2,065 during the nine months ended June 30, 2008 and 2009, respectively.

Stockholder's deficit amounted to $402,345 at June 30, 2009, an increase of $18,821, or 4.9%, from the September 30, 2008 deficit of $383,524. The increase was due to a net loss for the nine-month period of $10,932 as well as a net increase in distributions to owners of $7,889.

Indebtedness. Our total debt increased from $483,408 at September 30, 2008 to $492,154 at June 30, 2009. This debt, net of applicable discounts, consisted of $453,654 of 7 3/4% senior subordinated notes due December 15, 2012 and $38,500 of draws under our senior credit facility at June 30, 2009. The increase of $8,746 in total debt from September 30, 2008 to June 30, 2009 was primarily due to $8,500 in net draws under the senior credit facility.

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

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2009, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $38,500 was outstanding at June 30, 2009, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The maximum total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants. As of June 30, 2009, our borrowing capacity under the senior credit facility was limited by the total maximum leverage ratio covenant to $49,034. The total leverage ratio also serves to limit cash advances to Perpetual. Under our senior credit facility, the total leverage ratio must not exceed 6.75 in order for such advances to be made. The calculation for this ratio and the financial covenant requirement for this ratio as of June 30, 2009 and September 30, 2008 are provided below.


                                                    Calculation        Covenant         Calculation          Covenant
                                                       as of        Requirement as    as of September   Requirement as of
                                                   June 30, 2009   of June 30, 2009       30, 3008      September 30, 2008
                                                   -------------   ----------------   ---------------   ------------------
              Total Leverage Ratio
              --------------------
Total debt, plus unamortized debt discount.....        $ 493,500                            $ 485,000
Consolidated EBITDA, as defined below..........        $  61,095                            $  69,254
Total debt, plus unamortized debt discount,                         Must not exceed                       Must not exceed
   divided by Consolidated EBITDA..............             8.08          8.25                   7.00           7.25
                                                   -------------                      ---------------

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

                                                                          Calculation for    Calculation for
                                                                            the twelve          the twelve
                                                                           months ended        months ended
                                                                           June 30, 2009    September 30, 2008
                                                                          ---------------   ------------------

                Net Income.........................................          $(11,359)           $12,873
                Provision for (benefit from) income taxes..........            (4,108)             8,066
                Interest expense...................................            37,225             37,631
                Loss (Gain) on disposal of assets..................              (986)            (1,243)
                Depreciation and amortization......................             9,997              9,511
                Provision for doubtful accounts....................             1,183              1,068
                Other noncash charges..............................            29,143              1,348
                                                                               ------             ------
                Consolidated EBITDA................................           $61,095            $69,254
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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2009 will approximate $6,000 (exclusive of capital expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below), and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the conversion of WJLA/NewsChannel 8 to high-definition local production and the transition to our final digital channels. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under our senior credit facility. Capital expenditures during the nine months ended June 30, 2009 totaled $3,801, net of the progress payments received from property insurance claims.

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

On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station's primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. We maintain replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse. We have completed construction of the permanent replacement tower and installation of related equipment and began broadcasting a full power digital signal from the replacement tower on February 20, 2009. Progress payments received from the insurance company are reflected within investing activities in the accompanying Consolidated Statement of Cash Flows to the extent of claim-related capital expenditures during that period. Progress payments in excess of claim-related capital expenditures are reflected within operating activities.

During July 2009, the related insurance claim negotiation was finalized. As a result, we will record a gain on the replacement cost property portion of the claim of approximately $6,000, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. In addition, a gain on the business interruption portion of the claim of approximately $2,800, reflecting the lost revenue associated with the tower collapse, will also be recorded during the quarter ending September 30, 2009.

Subsequent Event
Effective August 1, 2009, the equity interests of WCIV, a wholly-owned subsidiary of ACC, were distributed to Perpetual. As this distribution represents a transaction between parties under common control, the operations of WCIV must be reflected in continuing operations until the period in which the distribution has been consummated. Accordingly, the operating results of WCIV are included in these interim financial statements through June 30, 2009. In our future financial statements, the operating results of WCIV after July 31, 2009 will be excluded. The operating results through July 31, 2009 will be presented as discontinued operations for all periods presented. The August 1, 2009 distribution of the equity interests of WCIV will be reflected as a distribution to owners at historical cost.

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

   Intangible Assets

Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. The carrying value of our indefinite lived intangible assets, consisting of broadcast licenses, was $42,290 and $14,590 at September 30, 2008 and June 30, 2009, respectively. Other intangible assets, consisting of favorable terms on contracts and leases, were amortized over the terms of the respective contracts and leases, and these assets became fully amortized during the first quarter of Fiscal 2008.

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

The valuation declines at March 31, 2009 and resulting impairment were primarily due to an approximate 20% reduction in base year television market revenues as well as lower compound annual market revenue growth rates, particularly in the first few years of the projection, to 1.1%-2.5% as compared to prior estimates of 3.5%. While we did project future revenue growth, no true recovery from the 2009 revenue decline has been reflected in these market growth rate projections. Additionally, the discount rate has increased from 11.2% to 13.5%, reflecting the current difficulties in the credit markets. These changes are all due to the current economic downturn and credit crisis, which has adversely affected advertising revenues and station valuations, particularly for independent or non-affiliated stations.

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

In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP requires disclosures about fair value of financial instruments, which were previously required only on an annual basis, for interim reporting periods. This FSP is effective for our quarter ended June 30, 2009. The adoption had no impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for our quarter ended June 30, 2009. The adoption had no impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FAS No. 162." SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009. As the Codification does not change GAAP, the adoption will have no impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2009, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At June 30, 2009, the carrying value of such debt was $453,654, the fair value was approximately $351,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices, as available, or by discounting the required future cash flows under our debt using borrowing rates currently available to us. We actively monitor the capital markets in analyzing our capital raising decisions.


Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 15d-15(e)) as of June 30, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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


Item 6.  Exhibits

      See Exhibit Index on pages 24-26.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALLBRITTON COMMUNICATIONS COMPANY

                                                    (Registrant)




      August 13, 2009                         /s/ Robert L. Allbritton
---------------------------                 ------------------------------------
          Date                              Name: Robert L. Allbritton
                                            Title: Chairman and Chief
                                                     Executive Officer



      August 13, 2009                          /s/ Stephen P. Gibson
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