Form 10-K
period 2009-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2009-12-18
CIK 889156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2009
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ---------------------    ---------------------

                          Commission File No. 333-02302

                        ALLBRITTON COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                              74-1803105
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        1000 Wilson Boulevard, Suite 2700
                               Arlington, VA 22209
          (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                               YES |_|     NO |_|

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

As of December 18, 2009, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
 None
______________
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2009, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms "Allbritton," "our," "us," "we" or the "Company" refer to Allbritton Communications Company and its subsidiaries, and "ACC" refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following "call letters" refer either to the corporate owner of the station indicated or to the station itself: "WJLA" and "NewsChannel 8" together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); "WHTM" refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); "KATV" refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); "KTUL" refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); "WCIV" refers to WCIV, Inc. (licensee of WCIV, Charleston, South Carolina); "WSET" refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); "WCFT," "WBMA" and "WJSU" refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term "Politico" refers to Capitol News Company, LLC. The term "ACCLI" refers to ACC Licensee, Inc. (licensee of WJLA). The term "ATP" refers to Allbritton Television Productions, Inc. and the term "Perpetual" refers to Perpetual Corporation, which is controlled by Joe L. Allbritton and his immediate family or trusts for their benefit ("the Allbritton family"). "AG" refers to Allbritton Group, LLC, which is controlled by Perpetual and is ACC's parent. "Allfinco" refers to Allfinco, Inc., a wholly-owned subsidiary of ACC and parent company of Harrisburg Television, Inc. and TV Alabama, Inc.

                                TABLE OF CONTENTS


                                                                          Page
                                                                         ------
Part I

   Item 1.   Business....................................................   1
   Item 1A.  Risk Factors................................................  17
   Item 1B.  Unresolved Staff Comments...................................  24
   Item 2.   Properties..................................................  25
   Item 3.   Legal Proceedings...........................................  27
   Item 4.   Submission of Matters to a Vote of Security Holders.........  27

Part II

   Item 5.   Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.........  27
   Item 6.   Selected Consolidated Financial Data........................  28
   Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  30
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..  53
   Item 8.   Consolidated Financial Statements and Supplementary Data....  53
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  53
   Item 9A.  Controls and Procedures.....................................  54
   Item 9B.  Other Information...........................................  55

Part III

   Item 10.  Directors, Executive Officers and Corporate Governance......  56
   Item 11.  Executive Compensation......................................  58
   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................  62
   Item 13.  Certain Relationships and Related Transactions, and Director
               Independence..............................................  63
   Item 14.  Principal Accounting Fees and Services......................  66

Part IV

   Item 15.  Exhibits, Financial Statement Schedules ....................  66

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

                                     PART I

                              ITEM 1. OUR BUSINESS

The Company

      We own and operate ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. We owned and operated WCIV in Charleston, South Carolina from March 1, 1996 until August 1, 2009, at which time the equity interests of WCIV were distributed to Perpetual. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our owned and operated stations broadcast to the 9th, 39th, 40th, 56th, 61st and 67th largest national media markets in the United States, respectively, as defined by The Nielsen Company ("Nielsen"), and reach approximately 5% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

      Additionally, in January 2007 we launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and the political electoral process. Politico is advertising supported, with free, targeted distribution of over 30,000 print copies per issue. Publication is generally five times per week when Congress is in session and once per week when Congress is in recess. Print and other original content is continuously available without charge on politico.com. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      We operate in three reportable segments, WJLA/NewsChannel 8, Other Television Stations and Politico. Financial information about these segments can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Consolidated Financial Statements.

      Our stations are owned and operated by ACC (WJLA-TV/NewsChannel 8), Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), and TV Alabama, Inc. (WCFT, WJSU and WBMA). Each company other than ACC is either a directly or indirectly wholly-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of AG, which is controlled by Perpetual Corporation, which in turn is controlled by the Allbritton family. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 1000 Wilson Boulevard, Suite 2700, Arlington, VA 22209, and our telephone number at that address is (703) 647-8700.

Television Industry Background

      General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast television station is granted by the FCC. Based upon interference criteria developed by the FCC, licenses are allocated in channels of 6 MHz each in either the VHF band (channels 2-13) or the UHF band (channels 14-69) of the spectrum. All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size based upon actual or potential audience. Each of these markets, called "Designated Market Areas" or "DMAs," is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates. For over 70 years, broadcasters distributed their programming using an analog technological standard. In June 2009, stations changed the method of transmitting programming on these channels from analog to digital. Digital technologies provide cleaner video and audio signals as well as the ability to transmit "high definition television" with theater screen aspect ratios, higher resolution video and "noise-free" sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television, permitting the telecast of more than one "channel" of programming.

      Revenue. Television station revenues are primarily derived from local, regional and national advertisers who pay for commercial advertising and, to a much lesser extent, from networks and program syndicators for the broadcast of programming and from other broadcast-related activities, including retransmission consent fees from multi-channel, video program distributors ("MVPDs") such as cable television operators, direct broadcast satellite ("DBS") providers and telephone company ("telco") operators.

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

      Audience Measurement. Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station's "rating") and the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses three methods of determining a station's ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called "set meter" measurement), while in smaller markets ratings are determined by paper diaries only. A select number of the largest markets are measured by people meter technology (so called "local people meter" measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. is a local people metered market. The remaining markets are paper diary markets. Nielsen has announced its intention to convert all set metered markets to local people meter measurement and to convert all of the top 125 markets still using paper diaries to a new "mailable meter" form of electronic measurement; however, we do not anticipate any changes in audience measurement methodologies in our markets during Fiscal 2010.

      Programming

      Network. Historically, three major commercial broadcast networks--ABC, NBC and CBS--dominated broadcast television. In the past two decades, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, CW, ION and myNetworkTV have been launched as new broadcast television networks, along with specialized networks Telemundo, Univision and TV Azteca.

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

      Non-Network. To supplement programming offered by a network or to program the station as an independent, a television broadcaster may acquire programming through cash and/or barter arrangements. A cash license fee is paid to a program distributor for "first run" syndicated programming (such as "The Oprah Winfrey Show" or "Jeopardy") sold independent of network affiliation or syndicated "off-network" programs, commonly referred to as "reruns." Under such license agreements, stations retain a majority of the commercial availabilities in the programs. Under barter arrangements, a program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

      Program Distribution. In addition to over-the-air broadcast distribution, viewers have several alternatives to receive television programming.

      Cable. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations only competed with each other in local markets. Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services.

      Cable television systems were first constructed in significant numbers in the 1970s and were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels close to any of the major broadcast networks. The advertising share of cable networks has steadily increased since the 1970s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system) and the increase in the number of new cable networks. The ability to store programming for later viewing has also led to an increase in "video-on-demand" viewing by cable subscribers. Notwithstanding such increases in cable network viewership and advertising, over-the-air broadcast network stations remain the predominantly viewed networks used for mass market television advertising.

      Telcos. Cable system operators have traditionally enjoyed near monopoly status as terrestrial distributors of multi-channel programming. "Overbuilders" (competing local distributors in the same local franchise area) were rare based upon the high costs associated with the cable system infrastructure. Recently, however, some telcos have begun using their fiber optic facilities to begin offering multi-channel programming in competition with the local franchised cable systems. These telcos seek program carriage arrangements with local broadcasters and other national program distributors.

      Satellite. In the 1990s, DBS service was introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Local stations, under specified conditions, are carried on satellites which then retransmit those signals back to the originating market. As DBS providers, such as DirecTV and DISH Network, continue to expand their facilities, an increasing number of local stations will be carried as "local-to-local" signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. All of our stations are currently carried on the two primary DBS systems.

      Internet. Program distribution via the Internet recently has become an alternative to traditional television set viewing. Some broadcast networks and their affiliates provide "video players" on their websites allowing viewing of recently aired programs. This video-on-demand-type service permits viewers to choose the program or channel from a library of shows. Hulu.com is an example of a website offering commercial supported streaming video from the NBC, Fox and ABC broadcast networks. In addition, multiple Internet sites such as YouTube.com offer alternative video programming. It is uncertain at this time whether and to what extent those new services will be a measurable competitor to us.

      Video Recording. In addition to cable, telco, satellite and Internet program distribution, there has been substantial growth in video recording technology and playback systems, television game devices and new wireless/Internet connected devices permitting "podcasting," wireless video distribution systems, satellite master antenna television systems and some low-power services. Video Cassette Recorders ("VCR") and Digital Video Recorders ("DVR") have become standard home equipment or services provided by MVPDs permitting viewers to "time-shift" their program viewing and no longer rely solely on broadcast "appointment" television viewing habits.

      Digital Subchannels. Local broadcast stations themselves may now use excess capacity within their digital television channel to "multicast" discrete program offerings. Television broadcasters are beginning to program these subchannels with various forms of commercial informational and entertainment programs. Five of our stations provide a subchannel with the Retro Television Network programming and five provide weather programming on subchannels.

      Competition

      Competition in the television industry, including each of the market areas in which our stations compete, takes place on several levels: competition for audience, programming (including news) and advertisers. Additional factors material to a television station's competitive position include signal coverage and assigned frequency. The television broadcasting industry is continually faced with technological change and innovation, the possible rise or fall in popularity of competing entertainment and communications media and actions of federal regulatory bodies, including the FCC, any of which could possibly have a material adverse effect on our operations.

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

      The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of MVPDs and video recording has significantly altered competition for audience share in the television industry. These alternative transmission methods can increase competition for a broadcasting station both by bringing into its market area distant broadcasting signals not otherwise available to the station's audience and by serving as a distribution system for programming originated on the cable or DBS systems. Although historically cable operators have not sought to compete with broadcast stations for a share of the local news audience, cable operators have made recent inroads to this market as well, particularly in the area of local sports channels. Increased competition for local audiences could have an adverse effect on our advertising revenues.

      Other sources of competition for audience include home entertainment systems (including video recording and playback systems, television game devices and new wireless/Internet connected devices permitting "podcasting"), wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves using excess capacity within their digital television channel to "multicast" discrete program offerings have added to the number of outlets vying for audience. Programming alternatives, especially news, available on the Internet also provide non-broadcast alternatives available to the potential broadcast television audience. Video programming via the Internet is now also emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer "video player" buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming.

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

      Programming. Competition for local programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station competitors for off-network reruns (such as "Seinfeld") and first-run products (such as "The Oprah Winfrey Show") for exclusive access to those programs. Cable systems generally do not compete with local stations for programming; however, local cable operators are increasingly consolidating ownership of systems within various markets, enabling them to bid on local sports programming in competition with traditional broadcasters. In addition, various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry. In addition, national or network programming, once exclusive to broadcast television, may now appear first or only on national MVPD channels. These multichannel video program distributors are now better able to bid competitively for exclusive access to programming in part because they can recover their programming costs both with advertising revenue and direct or indirect subscriber fees and in part because they are not subject to regulatory content restrictions.

      Advertising. Advertising rates are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program's popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the market area, a station's overall ability to attract viewers in its market area and the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising rates are also affected by an aggressive and knowledgeable sales force and the development of projects, features and programs that tie advertiser messages to programming. Our television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local MVPD operators. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Competition for advertising dollars in the broadcasting industry occurs primarily in individual market areas. Generally, a broadcast television station in one market does not compete with stations in other market areas. Our television stations are located in highly competitive market areas.

Station Information

      The following table sets forth general information for each of our owned stations as of May 2009, unless otherwise indicated:

                                                                                 Total
                                                                               Commercial    Station
                                                        Digital    Market     Competitors    Audience  Rank in
   Designated                              Network      Channel   Rank or      in Market      Share     Market   Acquisition
   Market Area              Station      Affiliation   Frequency  DMA <F1>       <F2>          <F3>      <F4>        Date
   -----------              -------      -----------   ---------  --------    -----------    --------  -------   -----------
Washington, D.C.              WJLA           ABC         7/VHF        9             7          23%         2      01/29/76
Birmingham
  (Anniston and
  Tuscaloosa), AL <F5>   WBMA/WCFT/WJSU      ABC           --        40             6          24%         2           --
   Birmingham                 WBMA           ABC        58/UHF       --            --          --         --      08/01/97
   Anniston                   WJSU           ABC         9/UHF       --            --          --         --      03/22/00 <F6>
   Tuscaloosa                 WCFT           ABC        33/UHF       --            --          --         --      03/15/96
Harrisburg-Lancaster-
  York-Lebanon, PA            WHTM           ABC        10/UHF       39             4          21%         2      03/01/96
Little Rock, AR               KATV           ABC        22/VHF       56             5          30%         2      04/06/83
Tulsa, OK                     KTUL           ABC        10/VHF       61             6          28%         2      04/06/83
Roanoke-Lynchburg, VA         WSET           ABC        13/VHF       67             4          25%         2      01/29/76 <F7>
Charleston, SC                WCIV           ABC        34/VHF       97             4          19%         3      01/29/76 <F7> <F8>

__________
<F1> Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2009.
<F2> Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2009.
<F3> Represents the station's share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2009.
<F4> Represents the station's rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2009.
<F5> TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
<F6> We began programming WJSU pursuant to a local marketing agreement in
     December 1995 and acquired the station in March 2000. See "Owned Stations--WBMA/WCFT/WJSU: Birmingham (Anniston and Tuscaloosa), Alabama."
<F7> WSET and WCIV have been indirectly owned and operated by the Allbritton family since 1976. On March 1, 1996, WSET and WCIV became wholly-owned subsidiaries of ACC.
<F8> Effective August 1, 2009, the equity interests of WCIV were distributed to
     Perpetual.


Business and Operating Strategy

      Our business strategy is to focus on building net operating revenues and net cash provided by operating activities. We review selective acquisition or other expansion opportunities as they arise. Although we continue to review strategic investment and acquisition opportunities, no agreements or understandings are currently in place regarding any material investments or acquisitions.

      In addition, we continually seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. The broadcast and cable news services of WJLA and NewsChannel 8 are fully integrated along with Politico. This combination represents the first and only broadcast/cable/print triopoly in the Nation's Capital.

      We have also sought to make use of the excess capacity of our digital broadcast channels. Five of our stations operate local weather channels using this digital spectrum, and five of our stations are affiliated with the Retro Television Network ("RTV") which supplies classic, off network programming which is packaged together in an "oldies" television format.

      Our operating strategy focuses on four key elements:

      Local News and Community Leadership. Our stations strive to be local news leaders to exploit the revenue potential associated with local news leadership. Since the acquisition of each station, we have focused on building that station's local news programming franchise as the foundation for building significant audience share. In each of our market areas, we develop additional information-oriented programming designed to expand the stations' hours of commercially valuable local news and other programming with relatively small incremental increases in operating expenses. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods adjacent to the news. In addition, we believe strong local news product has helped differentiate local broadcast stations from the increasing number of cable programming competitors that generally do not provide this material. We strive in each of our markets to generate additional audience and revenue through Internet and mobile distribution of our news programming.

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

      License Renewal. Broadcast television licenses are generally granted for maximum terms of eight years. The main licenses are supported by various "auxiliary" licenses for point-to-point microwave, remote location electronic newsgathering and program distribution between the studio and transmitter locations. License terms are subject to renewal upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. In addition, competing applications for the same frequency may be accepted only after the Commission has denied a license renewal and the action is no longer subject to judicial review.

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

      Digital Television. Prior to June 12, 2009, all U.S. television stations broadcast signals using an analog transmission system first developed in the 1940s. In 1997, the FCC approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth formerly used by a single analog channel. On the multiple channels allowed by DTV, it is possible to broadcast one high definition channel, with visual and sound quality substantially superior to present-day television; to transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than present television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities. Pursuant to a transition plan, television broadcasters were assigned new digital channels that were predicted to replicate their analog facilities. Analog transmission was terminated on June 12, 2009. The new digital channels have the ability to distribute high definition signals along with secondary programming channels and non-broadcast data. Broadcasters must also pay certain fees for non-broadcast uses of their digital channels. In addition, the FCC recently determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children's educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also recently held that the must-carry requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the primary digital program channel, and then only upon the cessation of analog signals.

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

      Carriage of Local Television Signals
      o Cable. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station's consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. These contracts may, however, extend longer than the three-year must carry notification period. During 2009, we renegotiated carriage agreements with those systems whose agreements expired on December 31, 2008.

      o Satellite. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA's "carry-one, carry-all" provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. In 2005, we made satellite carriage elections and opted to negotiate retransmission consent for all satellite systems that carry our stations. Those agreements remain effective until 2010 and 2011. SHIVIA, by its terms, will expire and requires Congressional reauthorization by the end of 2009. Legislation has been introduced in the Congress but it is uncertain what changes, if any, will be reflected in any final reauthorization. Absent passage, satellite carriers will not have the ability legally to retransmit broadcast signals to subscribers outside a particular station's DMA.

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

Employees

      As of September 30, 2009, we employed in full and part-time positions 892 persons, including 261 at WJLA/NewsChannel 8, 510 at our other television stations, 105 at Politico and 16 in our corporate office. Of the employees at WJLA/NewsChannel 8, 124 are represented by one of three unions: the American Federation of Television and Radio Artists ("AFTRA"), the Directors Guild of America ("DGA") or the National Association of Broadcast Employees and Technicians/Communications Workers of America ("NABET/CWA"). The NABET/CWA collective bargaining agreement expires on December 31, 2010. The AFTRA collective bargaining agreement has been extended while the parties are in negotiations for a successor agreement and currently is set to expire on December 31, 2009. The DGA collective bargaining agreement expires on February 28, 2011. No employees of our other owned stations are represented by unions. We believe our relations with our employees are satisfactory.

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

Our substantial debt could adversely affect our financial condition and operational flexibility.
      We have a substantial amount of debt. As of September 30, 2009, our total debt, net of applicable discounts, consisted of $453,740 of 7 3/4% senior subordinated notes due December 15, 2012 and $21,500 outstanding under our $67,500 senior credit facility which expires August 23, 2011. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

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

We operate in a very competitive business environment that could adversely affect our operations.
      The television industry is highly competitive. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. Broadcast television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, Internet websites, yellow page directories, direct mail and local MVPD operators. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators and Internet websites. Some of our competitors are subsidiaries of large national or regional companies that have greater resources, including financial resources, than we do. Our television stations are located in highly competitive markets. Accordingly, our results of operations will be dependent upon the ability of each station to compete successfully in its market, and there can be no assurance that any one of our stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of our competitors have or may, in the future, obtain greater resources, our ability to compete successfully in our broadcasting markets may be impeded.

We depend on advertising revenue, which can vary substantially from period to period based on many factors beyond our control, including general economic conditions.
      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which our stations operate. For Fiscal 2007, 2008 and 2009, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

We particularly depend on automotive-related advertising, which may be affected by the current turmoil in that industry.
      Approximately 23%, 20% and 14% of our total broadcast revenues for the fiscal years ended September 30, 2007, 2008 and 2009, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 12%, 14% and 41% for the years ended September 30, 2007, 2008 and 2009, respectively, as a result of decreased demand for advertising by the automotive industry. Continued or further significant decreases in such advertising would adversely affect our operating results.

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

      Frequency Allocation. The FCC reviews and reallocates non-governmental frequency spectrum on an ad hoc basis pursuant to its rulemaking authority. The Commission has announced a potential reassessment process in connection with expanded needs for high speed, broadband, wireless, data networks. Reallocation of portions of the broadcast frequency band for broadband uses could diminish the frequency allocation to our stations and could have an adverse impact on our operations.

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

We are dependent on our affiliation with the ABC television network.
      All of our television stations are affiliated with the ABC network. These affiliations are valuable to us because programs provided by broadcast networks are typically the most popular with audiences, which increases our ability to attract viewers to our programs, including our local newscasts. Because networks increasingly distribute their programming on other platforms, such as the Internet or portable devices, they may become less reliant upon their affiliates to distribute their programming, which could put us at a disadvantage in future contract negotiations. Our television viewership levels, and ultimately advertising revenues, are in large part dependent upon programming provided by ABC, and there can be no assurance that such programming will achieve and maintain satisfactory viewership levels in the future. Each of our television stations has entered into a long-term affiliation agreement with the ABC network, which expires on December 31, 2012. Although ABC has continually renewed its affiliation with our television stations for as long as we have owned them and we expect to continue to be able to renew such affiliation agreements, we cannot assure you that such renewals will be obtained or that they will reflect the same general terms. The non-renewal or termination of one or more of our network affiliation agreements or alteration of terms could have an adverse effect on our results of operations.

We Depend Upon Quality Syndicated Programming
      We purchase syndicated programming to supplement the shows supplied to us by ABC. Generally, however, before we purchase syndicated programming for our stations, this programming must first be cleared in the largest television markets--New York, Los Angeles and Chicago. Network owned and operated stations in those markets typically determine which syndicated shows will be brought to market, and therefore dictate our options for syndicated programs. If those stations do not launch new shows for the national marketplace, or if the shows that they launch, and which in turn we acquire, fail to generate satisfactory ratings, our viewership levels may decrease and our revenues may be adversely affected.

Increased Programming Costs Could Adversely Affect Our Business and Operating Results
      Television programming is a significant component of television operating expenses. We may be exposed in the future to increased programming costs. Should such an increase in our programming expenses occur, it could have a material adverse effect on our operating results. In addition, television networks have been seeking arrangements with their affiliates to share the networks' programming costs and to change the structure of network compensation, including eliminating compensation to affiliates and seeking reverse compensation, or payment from affiliates in consideration for the network's programming. If we become party to an arrangement whereby we share our networks' programming costs, our programming expenses would increase further. In addition, we usually acquire syndicated programming rights two or three years in advance and acquiring those rights may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results. Finally, cable distributors are increasingly competing with us or the networks with which we are affiliated for the rights to carry popular sports programming, which could increase our costs, or if we were to lose the rights to broadcast such sports programming, could adversely affect our audience share and operating results.

Increased Competition Due to Technological Innovation May Adversely Impact Our Business
      Technological innovation, and the resulting proliferation of programming alternatives such as cable, satellite television, video provided by telephone company fiber lines, satellite radio, video-on-demand, pay-per-view, the Internet, home video and entertainment systems, portable entertainment systems, and the availability of television programs on the Internet and portable digital devices have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. Over the past decade, the aggregate viewership of non-network programming distributed via MVPDs such as cable television and satellite systems has increased, while the aggregate viewership of the major television networks has declined. Technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, and the Internet, may cause changes in consumer behavior or could hinder Nielsen's ability to accurately measure our audience, both of which could affect the attractiveness of our offerings to advertisers. If these things were to occur, our operating results could be adversely affected.

      Other advances in technology, such as increasing use of local-cable advertising "interconnects," which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers. In addition, video compression technologies permit greater numbers of channels to be carried within existing bandwidth on cable, satellite and other television distribution systems. These compression technologies, as well as other technological developments, are applicable to all video delivery systems, including digital over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming on cable, satellite and other television distribution systems. We expect this ability to reach very narrowly defined audiences to increase competition both for audience and for advertising revenue. In addition, the expansion of competition due to technological innovation has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase our programming costs or impair our ability to acquire programming, which will in turn impair our ability to generate revenue from the advertisers with which we seek to do business. Conversely, in the current recession, the expansion of available inventory may reduce rate realization for units of inventory sold.

Our Inability to Secure Carriage of Our Stations By Multi-Channel Video Programming Distributors May Adversely Affect Our Business
      Cable operators and direct broadcast satellite systems are generally required to carry the primary signal of local commercial television stations pursuant to the FCC's "must carry" or "carry-one, carry-all" rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station's consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the "must carry" or "carry-one, carry-all" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station's signal, in most cases in exchange for some form of consideration from the system operator. In 2008, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2009 and successfully negotiated carriage agreements for the period January 1, 2009, to at least December 31, 2011. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signal is distributed on less favorable terms, our ability to distribute our programming could be adversely affected.

The Loss of Key Personnel Could Disrupt Our Management or Operations and Adversely Affect Our Business
      Our business depends upon the continued efforts, abilities and expertise of our chief executive officer and other key employees. We believe that the rare combination of skills and years of media experience possessed by our executive officers would be difficult to replace, and that the loss of our executive officers could have a material adverse effect on our business. Additionally, our stations employ several on-air personnel, including anchors and reporters, with significant loyal audiences. Our failure to retain these personnel could adversely affect our operating results.

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

We have paid dividends and made advances to related parties, and we expect to continue to do so in the future.
      ACC has made advances to certain related parties. Because, at present, such related parties' primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder's investment in our consolidated balance sheets. The stockholder's deficit at September 30, 2008 and 2009 was $383,524 and $398,809, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions." Under our debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.
      Currently, there are three bargaining agreements with unions representing 124 of our full and part-time employees at WJLA/NewsChannel 8. We cannot assure you about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See "Our Business - Employees."

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

      The following table describes the general characteristics of our principal real property:


                                                                                                             Lease
                                                                                                           Expiration
Facility                    Market/Use                     Ownership          Approximate Size                Date
------------------------    --------------------           --------------     ---------------------       -------------
WJLA/NewsChannel 8
  /Politico                 Rosslyn, VA
                            Office/Studio                   Leased            84,381 sq. ft.                6/30/17

                            Prince George's, MD
                            Tower - Weather                 Leased            1 acre                        3/31/11

                            Bethesda, MD
                            Downlink Receive                Leased            5,300 sq. ft.                 9/30/14

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

KATV                        Little Rock, AR
                            Office/Studio                   Owned             20,500 sq. ft.                  N/A
                            Office/Studio                   Leased            1,500 sq. ft.                 1/31/12
                            Tower/Transmitter               Owned             188 acres                       N/A
                            Tower/Transmitter               Leased            3.49 acres                    5/31/23
                            Annex/Garage                    Owned             67,400 sq. ft.                  N/A

KTUL                        Tulsa, OK
                            Office/Studio                   Owned             13,520 sq. ft.                  N/A
                            Tower/Transmitter               Owned             160 acres                       N/A

WSET                        Lynchburg, VA
                            Office/Studio                   Owned             15,500 sq. ft.                  N/A
                            Tower/Transmitter               Owned             2,700 sq. ft.                   N/A

                            Danville, VA
                            Office/Studio                   Leased            2,150 sq. ft.                 Monthly

                            Roanoke, VA
                            Office/Studio                   Leased            2,688 sq. ft.                11/30/11

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 10, 2009, by written consent in lieu of a special meeting, the sole stockholder of the Company approved a plan of reorganization of the Company, pursuant to which the equity interests of WCIV, a wholly-owned subsidiary of the Company, were distributed to Perpetual effective August 1, 2009.



                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

      Not Applicable.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

      The selected consolidated financial data for the fiscal years ended September 30, 2005, 2006, 2007, 2008 and 2009 are derived from our consolidated financial statements. The information in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the statement of operations data below have been adjusted to reflect WCIV as discontinued operations for all periods presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 Fiscal Year Ended September 30,
                                                               -----------------------------------------------------------------
                                                                  2005          2006          2007          2008          2009
                                                               ---------     ---------     ---------     ---------     ---------
Statement of Operations Data:
Operating revenues, net.....................................   $ 194,137     $ 216,227     $ 218,571     $ 216,384     $ 200,396
Television operating expenses, excluding depreciation,
   amortization and impairment..............................     118,590       118,898       132,159       143,130       128,945
Depreciation and amortization ..............................       8,732         8,138         8,161         8,924         9,087
Impairment of intangible assets.............................          --            --            --            --        30,700
Corporate expenses..........................................       5,950         5,000         6,106         6,459         5,579
Operating income............................................      60,865        84,191        72,145        57,871        26,085
Interest expense............................................      36,694        36,228        37,213        37,631        37,180
Interest income.............................................          71           147           208            96            30
Interest income-related party...............................         297           232           430           200           112
Other nonoperating income (expense), net....................      (1,684)          843           262          (260)        5,222
Income (loss) from continuing operations before income
   taxes and cumulative effect of change in accounting
   principle................................................      22,855        49,185        35,832        20,276        (5,731)
Provision for (benefit from) income taxes...................       9,357        18,166        13,634         7,835          (373)
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle......      13,498        31,019        22,198        12,441        (5,358)
Income (loss) from discontinued operations, net of tax<F1>..         144           490           416           432          (214)
Cumulative effect of change in accounting principle, net
   of tax<F2>...............................................          --        48,728            --            --            --
Net income (loss)...........................................      13,642       (17,219)       22,614        12,873        (5,572)


                                                                                       As of September 30,
                                                               -----------------------------------------------------------------
                                                                  2005          2006          2007          2008          2009
                                                               ---------     ---------     ---------     ---------     ---------
Balance Sheet Data:
Total assets................................................   $ 241,744     $ 176,021     $ 169,049     $ 159,455     $ 127,110
Total debt<F3>..............................................     460,755       452,846       484,100       483,408       475,240
Stockholder's investment....................................    (287,414)     (327,770)     (366,527)     (383,524)     (398,809)


                                                                                 Fiscal Year Ended September 30,
                                                               -----------------------------------------------------------------
                                                                  2005          2006          2007          2008          2009
                                                               ---------     ---------     ---------     ---------     ---------
Cash Flow Data<F4>:
Cash flow from operating activities.........................   $  27,266     $  41,374     $  31,092     $  34,027     $  21,407
Cash flow from investing activities.........................      (4,593)       (6,670)       (5,889)       (5,977)       (4,780)
Cash flow from financing activities.........................     (25,725)      (31,309)      (30,401)      (28,880)      (16,035)

Financial Ratios and Other Data:
Operating income margin.....................................        31.4%         38.9%         33.0%         26.7%         13.0%
Capital expenditures<F5>....................................       4,660         8,836         6,052         5,986         4,853

                                                                                                      (Footnotes on following page)

Footnotes
(dollars in thousands)

<F1> Effective August 1, 2009, the equity interests of WCIV, our wholly-owned subsidiary, were distributed to Perpetual. As the operations of WCIV constitute a component of the Company, the operating results of WCIV through July 31, 2009 have been presented as discontinued operations for all periods presented. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 7."

<F2> In September 2004, the Securities Exchange Commission ("SEC") announced that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of this new guidance became effective at the beginning of our year ended September 30, 2006. As a result of implementing this guidance, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005.

<F3> Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.

<F4> Cash flows from operating, investing and financing activities were determined in accordance with GAAP. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."

<F5> Capital expenditures for the years ended September 30, 2008 and 2009 are exclusive of $2,924 and $4,376 of expenditures associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas. See "Consolidated Financial Statements--Notes to Consolidated Financial Statements--Note 11."

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             (dollars in thousands)

General Factors Affecting Our Business

   The Company

      We own ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

      We also owned and operated WCIV in Charleston, South Carolina from March 1, 1996 until August 1, 2009, at which time the equity interests of WCIV were distributed to Perpetual. The operations of WCIV through July 31, 2009 are classified as discontinued operations for all periods presented.

      In January 2007, we launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. As this distribution took place subsequent to September 30, 2009 and represents a transaction between parties under common control, the operations of Politico must be reflected in continuing operations until the period in which the distribution has been consummated. Accordingly, the operating results of Politico are classified as continuing operations for all periods presented. In the Company's future financial statements, the operating results of Politico after November 13, 2009 will be excluded, and the operating results through November 13, 2009 will be presented as discontinued operations for all periods presented.

      We operate in three reportable segments: WJLA/NewsChannel 8, Other Television Stations, which represents the aggregation of five of our ABC network-affiliated television stations, and Politico. Each of these reportable segments is in the business of gathering and distributing news and entertainment content across multiple platforms, and revenue for each operation is substantially dependent upon advertising.

   Business

      Our operating revenues are derived from local and national advertisers and, to a much lesser extent, the ABC network and program syndicators for the broadcast of programming and from other broadcast-related activities, including retransmission consent fees from cable and telephone company operators as well as DBS providers. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, newsgathering, production, promotion and the solicitation of advertising.

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

      The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2007, 2008 and 2009, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

      We are also dependent on automotive-related advertising. Approximately 23%, 20% and 14% of our total broadcast revenues for the years ended September 30, 2007, 2008 and 2009, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 12%, 14% and 41% for the years ended September 30, 2007, 2008 and 2009, respectively, as a result of decreased demand for advertising by the automotive industry. Continued or further significant decreases in such advertising in the future would adversely affect our operating results.

Operating Revenues

      The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total operating revenues, before fees.

                                                                Fiscal Year Ended September 30,
                                            ----------------------------------------------------------------------
                                                    2007                     2008                      2009
                                            -------------------      --------------------      -------------------
                                            Dollars     Percent      Dollars      Percent      Dollars     Percent
                                            -------     -------      -------      -------      -------     -------

Local and national<F1>................    $ 187,830      84.2%     $ 181,740       82.6%     $ 154,036      75.6%
Political<F2>.........................        9,599       4.3%         6,590        3.0%        10,104       5.0%
Subscriber fees<F3>...................       10,285       4.6%        11,797        5.4%        15,723       7.7%
Internet<F4>..........................        1,022       0.5%         5,531        2.5%         9,994       4.9%
Network compensation<F5>..............        3,561       1.6%         3,282        1.5%         2,589       1.3%
Trade and barter<F6>..................        5,861       2.6%         6,051        2.7%         5,520       2.7%
Other revenues........................        4,981       2.2%         5,163        2.3%         5,726       2.8%
                                          ---------     ------     ---------      ------     ---------     ------
Operating revenues....................      223,139     100.0%       220,154      100.0%       203,692     100.0%
                                                        ======                    ======                   ======
Fees<F7>..............................       (4,568)                  (3,770)                   (3,296)
                                          ---------                ---------                 ---------

Operating revenues, net...............    $ 218,571                $ 216,384                 $ 200,396
                                          =========                =========                 =========

___________
<F1>   Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
<F2>   Represents sale of advertising to political advertisers.
<F3>   Represents subscriber fees earned from cable and telco operators as well as DBS providers.
<F4>   Represents sale of advertising on our Internet websites.
<F5>   Represents payment by network for broadcasting or promoting network programming.
<F6>   Represents value of commercial time exchanged for goods and services
       (trade) or syndicated programs (barter).
<F7>   Represents fees paid to national sales representatives and fees paid for music licenses.


      Local and national advertising constitutes our largest category of operating revenues, representing 75% to 85% of our total operating revenues in each of the last three fiscal years. Local and national advertising revenues decreased 1.5%, 3.2% and 15.2% in Fiscal 2007, 2008 and 2009, respectively.

Results of Operations--Fiscal 2009 Compared to Fiscal 2008

      Set forth below are selected consolidated financial data for Fiscal 2008 and 2009, respectively, and the percentage change between the years.


                                                                    Fiscal Year Ended         Percentage
                                                                      September 30,             Change
                                                                ------------------------      ----------
                                                                   2008           2009
                                                                ---------      ---------
Operating revenues, net.....................................    $ 216,384      $ 200,396         (7.4)%
Impairment of intangible assets.............................          --          30,700          --
All other operating expenses................................      158,513        143,611         (9.4)%
                                                                ---------      ---------
Operating income............................................       57,871         26,085        (54.9)%
Nonoperating expenses, net..................................       37,595         31,816        (15.4)%
Income tax provision (benefit)..............................        7,835           (373)         --
                                                                ---------      ---------
Income (loss) from continuing operations....................       12,441         (5,358)         --
Income (loss) from discontinued operations, net of tax......          432           (214)         --
                                                                ---------      ---------
Net income (loss)...........................................    $  12,873      $  (5,572)         --
                                                                =========      =========


   Net Operating Revenues

      Net operating revenues for Fiscal 2009 totaled $200,396, a decrease of $15,988, or 7.4%, as compared to Fiscal 2008. Net operating revenues by reportable segment consisted of the following:

                                                                    Fiscal Year Ended         Percentage
                                                                      September 30,             Change
                                                                ------------------------      ----------
                                                                   2008           2009
                                                                ---------      ---------
WJLA/NewsChannel 8..........................................    $ 107,475      $  95,027        (11.6)%
Other Television Stations...................................       96,367         85,601        (11.2)%
Politico....................................................       11,364         18,598         63.7%
Unallocated Corporate.......................................        1,178          1,170         (0.7)%
                                                                ---------      ---------
Consolidated operating revenues, net........................    $ 216,384      $ 200,396         (7.4)%
                                                                =========      =========


      Net operating revenues for our television operations, including NewsChannel 8, represented 94.2% and 90.1% of our consolidated net operating revenues during Fiscal 2008 and 2009, respectively, while Politico represented 5.3% and 9.3% of our consolidated net operating revenues during Fiscal 2008 and 2009, respectively. Our television operations were negatively impacted as a result of the general economic downturn experienced during Fiscal 2009. This decrease was partially offset by increases in subscriber fees, Internet revenues and political advertising as discussed below. While Politico was also affected by the economic downturn, net operating revenues increased at Politico, primarily due an to increase in both issue-oriented advertising demand as well as the number of print publications produced.

      Consolidated local and national advertising revenues decreased $27,704, or 15.2%, from Fiscal 2008. This decline reflected decreased demand primarily due to an overall weak advertising environment, particularly in the automotive category which was down 41% during Fiscal 2009. This decrease was partially offset by increased local and national advertising revenue at Politico as discussed above.

      Political advertising revenues increased $3,514, or 53.3%, in Fiscal 2009 as compared to Fiscal 2008. Political advertising revenue increased in all but one of our markets with substantial increases in our Virginia and Pennsylvania markets related to spending by the Presidential candidates leading up to the November 2008 general election, which generated substantial revenue in the first quarter of Fiscal 2009. While political advertising revenue increased for the year ended September 30, 2009, it decreased during the final quarter of the fiscal year. This decrease was due to political advertising during the fourth quarter of Fiscal 2008 leading up to the November 2008 elections, partially offset by spending during the fourth quarter of Fiscal 2009 related to the Virginia Governor's election.

      Subscriber fees increased $3,926, or 33.3%, during Fiscal 2009 as compared to the prior fiscal year. This increase was due to new retransmission consent agreements entered into with certain cable companies during the quarters ended March 31, 2009 and June 30, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

      Internet revenues increased $4,463, or 80.7%, during Fiscal 2009. This increase was primarily due to an increase in issue-oriented advertising demand on politico.com, which represented 63.7% and 73.5% of consolidated Internet revenue during Fiscal 2008 and 2009, respectively. Internet revenues also increased at our television stations as a result of continued specific content and sales initiatives related to our station websites.

      Other revenue increased $563, or 10.9%, during Fiscal 2009 as compared to the same period in the prior year. During the fourth quarter of Fiscal 2009, the insurance claim related to the January 2008 collapse of our broadcast tower in Little Rock, Arkansas was finalized. As a result, we recorded a gain on the business interruption portion of the claim of $2,811 in other revenue. See "Liquidity and Capital Resources--Other Uses of Cash." This increase in other revenue was substantially offset by a change in the nature of our relationship with the University of Arkansas. In conjunction with a long-term renewal and broadening of the Arkansas Razorback Sports Network franchise, we are now working with a third-party, multimedia sports rightsholder. As a result, we now receive certain fees from this company rather than directly selling the radio and television advertising. Such fees are less than the advertising revenue previously generated. This decrease in revenue has a corresponding decrease in expense as we also no longer incur the programming rights fee to the University of Arkansas. These decreases in revenue and expense primarily affected the first two quarters of Fiscal 2009 due to the timing of the college football and basketball seasons.

      No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2009 or 2008.

   Total Operating Expenses

      Total operating expenses in Fiscal 2009 were $174,311, an increase of $15,798, or 10.0%, compared to total operating expenses of $158,513 in Fiscal 2008. This net increase consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $14,185, an increase in depreciation and amortization of $163, an intangible asset impairment charge of $30,700 and a decrease in corporate expenses of $880.

      Television operating expenses, excluding depreciation, amortization and impairment, totaled $128,945 in Fiscal 2009, a decrease of $14,185, or 9.9%, when compared to television operating expenses of $143,130 in Fiscal 2008. Television operating expenses, excluding depreciation, amortization and impairment by reportable segment consisted of the following:


                                                                    Fiscal Year Ended         Percentage
                                                                      September 30,             Change
                                                                ------------------------      ----------
                                                                   2008           2009
                                                                ---------      ---------
WJLA/NewsChannel 8..........................................    $  61,286      $  55,544         (9.4)%
Other Television Stations...................................       67,061         55,486        (17.3)%
Politico....................................................       14,189         17,697         24.7%
Unallocated Corporate.......................................          594            218        (63.3)%
                                                                ---------      ---------
Consolidated television operating expenses, excluding
   depreciation, amortization and impairment................    $ 143,130      $ 128,945         (9.9)%
                                                                =========      =========


      Television operating expenses, excluding depreciation, amortization and impairment for our television operations, including NewsChannel 8, represented 89.7% and 86.1% of our consolidated television operating expenses, excluding depreciation, amortization and impairment during Fiscal 2008 and 2009, respectively, while Politico represented 9.9% and 13.7% of our consolidated television operating expenses, excluding depreciation, amortization and impairment during Fiscal 2008 and 2009, respectively.

      The consolidated decrease of $14,185, or 9.9%, was due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 as well as the change in the nature of our relationship with the University of Arkansas as discussed above. During the quarter ended March 31, 2009, we responded to the overall weak advertising environment with a number of expense reduction initiatives. These included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment. These decreases were partially offset by increases in expenses at Politico, primarily due to increased sales and distribution costs related to the higher advertising revenues and increased number of print publications produced.

      Consolidated corporate expenses decreased $880, or 13.6%, for the fiscal year ended September 30, 2009 as compared to the prior fiscal year primarily due to decreased executive bonus and incentive compensation.

      During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses in the Other Television Stations reportable segment were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. Our annual impairment tests were performed as of September 30, 2009. These tests indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. There were no related charges recorded during the prior year. Notwithstanding the factors cited above, the recording of these impairment charges will not have any direct effect on our liquidity or future operating results. See "Critical Accounting Policies and Estimates."

   Operating Income

      Operating income of $26,085 in Fiscal 2009 decreased $31,786, or 54.9%, compared to operating income of $57,871 in Fiscal 2008. The operating income margin in Fiscal 2009 decreased to 13.0% from 26.7% for the prior fiscal year. The decreases in operating income and margin during Fiscal 2009 were primarily the result of the non-cash intangible asset impairment charge of $30,700 recorded during Fiscal 2009 as discussed above.

   Nonoperating Expenses, Net

      Interest Expense. Interest expense decreased by $451, or 1.2%, from $37,631 in Fiscal 2008 to $37,180 in Fiscal 2009. The decrease in interest expense was primarily due to the decrease in the average balance of debt outstanding during Fiscal 2009 as compared to the prior fiscal year as well as a decrease in the weighted average interest rate on debt. The average balance of debt outstanding for Fiscal 2008 and 2009 was $491,788 and $488,199, respectively, and the weighted average interest rate on debt was 7.6% and 7.5% during the years ended September 30, 2008 and 2009, respectively.

      Other, Net. Other net nonoperating income was $5,222 during Fiscal 2009 as compared to other net nonoperating expense of $260 during Fiscal 2008. During the fourth quarter of Fiscal 2009, the insurance claim related to the January 2008 collapse of our broadcast tower in Little Rock, Arkansas was finalized. As a result, we recorded a gain on the replacement cost property portion of the claim of $6,015, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. See "Liquidity and Capital Resources--Other Uses of

Cash." This increase in other net nonoperating income was partially offset by a decrease in the non-cash gain recorded related to the exchange of equipment by Nextel of $363 as discussed below.

      The FCC has granted to Sprint Nextel Corporation ("Nextel") the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. During the years ended September 30, 2008 and 2009, equipment was exchanged and placed into service with an excess of fair market value as compared to book value of $978 and $615, respectively, and was recorded as a non-cash gain in other, net nonoperating income.

   Income Taxes

      The benefit from income taxes in Fiscal 2009 totaled $373, a decrease of $8,208 when compared to the provision for income taxes of $7,835 in Fiscal 2008. This decrease in income tax expense was primarily due to the $26,007 decrease in pre-tax income.

   Income (Loss) from Continuing Operations

      Loss from continuing operations during Fiscal 2009 was $5,358, a decrease of $17,799 when compared to income from continuing operations of $12,441 during Fiscal 2008. This decrease was primarily due to non-cash intangible asset impairment charges of $30,700, partially offset by the related tax benefit of $9,235 as well as gains, net of tax, associated with finalizing the insurance claim related to the collapse of our broadcast tower in Little Rock, Arkansas.

   Income (Loss) from Discontinued Operations, Net of Tax

      Effective August 1, 2009, we distributed the equity interests of WCIV to Perpetual. The operations of WCIV through July 31, 2009 are classified as discontinued operations for all periods presented. Loss from discontinued operations of WCIV through July 31, 2009 was $214, net of the related tax benefit of $184, during Fiscal 2009. This decreased $646 when compared to income from discontinued operations of WCIV for the full fiscal year of $432, net of the related tax provision of $231, during Fiscal 2008. The $646 decrease reflected the shorter period of ownership during Fiscal 2009 as well as the general economic downturn experienced during Fiscal 2009.

   Net Income (Loss)

      For Fiscal 2009, the Company recorded a net loss of $5,572 as compared to net income of $12,873 for Fiscal 2008. The decrease in net income during Fiscal 2009 of $18,445 was primarily due to decreased income from continuing operations, as discussed above.

Results of Operations--Fiscal 2008 Compared to Fiscal 2007

      Set forth below are selected consolidated financial data for Fiscal 2007 and 2008, respectively, and the percentage change between the years.


                                                                    Fiscal Year Ended         Percentage
                                                                      September 30,             Change
                                                                ------------------------      ----------
                                                                   2007           2008
                                                                ---------      ---------
Operating revenues, net.....................................    $ 218,571      $ 216,384         (1.0)%
Total operating expenses....................................      146,426        158,513          8.3%
                                                                ---------      ---------
Operating income............................................       72,145         57,871        (19.8)%
Nonoperating expenses, net..................................       36,313         37,595          3.5%
Income tax provision........................................       13,634          7,835        (42.5)%
                                                                ---------      ---------
Income from continuing operations...........................       22,198         12,441        (44.0)%
Income from discontinued operations, net of tax.............          416            432          3.8%
                                                                ---------      ---------
Net income..................................................    $  22,614      $  12,873        (43.1)%
                                                                =========      =========


   Net Operating Revenues

      Net operating revenues for Fiscal 2008 totaled $216,384, a decrease of $2,187, or 1.0%, as compared to Fiscal 2007. Net operating revenues by reportable segment consisted of the following:

                                                                    Fiscal Year Ended         Percentage
                                                                      September 30,             Change
                                                                ------------------------      ----------
                                                                   2007           2008
                                                                ---------      ---------
WJLA/NewsChannel 8..........................................    $ 117,267      $ 107,475         (8.4)%
Other Television Stations...................................       96,041         96,367          0.3%
Politico....................................................        4,063         11,364        179.7%
Unallocated Corporate.......................................        1,200          1,178         (1.8)%
                                                                ---------      ---------
Consolidated operating revenues, net........................    $ 218,571      $ 216,384         (1.0)%
                                                                =========      =========

      Net operating revenues for our television operations, including NewsChannel 8, represented 97.6% and 94.2% of our consolidated net operating revenues during Fiscal 2007 and 2008, respectively, while Politico represented 1.9% and 5.3% of our consolidated net operating revenues during Fiscal 2007 and 2008, respectively. Our television operations were negatively impacted due to a decrease in demand for local and national advertising revenue, particularly in our Washington, D.C. market, as well as decreased political advertising revenues, partially offset by increased Internet advertising revenues. As Politico launched in January 2007, Fiscal 2008 represented the first full year of operations. Accordingly, net operating revenues increased at Politico during Fiscal 2008.

      Local and national advertising revenues decreased $6,090, or 3.2%, from Fiscal 2007. The decrease in local and national advertising revenues was due to a general decrease in demand for local and national advertising in all of our markets during the final three quarters of Fiscal 2008, with a particular decrease in demand by local and national advertisers in our Washington, D.C. market. This overall decrease was partially offset by increased local and national advertising revenue in the first quarter of Fiscal 2008, primarily reflecting the prior year displacement of local and national advertisers during the peak political advertising period leading up to the November 2006 elections. Additionally, increased local and national advertising revenue generated by Politico, which launched in January 2007, also served to partially offset the overall local and national advertising revenue decrease during Fiscal 2008.

      Political advertising revenues decreased by $3,009, or 31.3%, in Fiscal 2008 from Fiscal 2007. Political advertising revenues decreased due to various high-profile state-wide political elections in November 2006, which generated substantial revenue in the first quarter of Fiscal 2007 with no comparable activity in Fiscal 2008, partially offset by spending by the Presidential candidates during Fiscal 2008 for the primaries and principally for the period leading up to the November 2008 general election in our Virginia and Pennsylvania markets.

      Subscriber fee revenue increased $1,512, or 14.7%, during Fiscal 2008 as compared to the prior fiscal year. This increase was due to an increase in the overall number of subscribers as well as various contractual increases in the monthly per subscriber rates.

      Internet revenues increased $4,509 to $5,531 during Fiscal 2008. This increase was the result of increased advertising revenue generated by politico.com, which launched in January 2007, as well as Internet-based advertising revenue across our station group. Internet revenues generated by politico.com represented 42.0% and 63.7% of consolidated Internet revenues during Fiscal 2007 and 2008, respectively.

      No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2008 or 2007.

   Total Operating Expenses

      Total operating expenses in Fiscal 2008 were $158,513, an increase of $12,087, or 8.3%, compared to total operating expenses of $146,426 in Fiscal 2007. This net increase consisted of an increase in television operating expenses, excluding depreciation, amortization and impairment, of $10,971, an increase in depreciation and amortization of $763 and an increase in corporate expenses of $353.

      Television operating expenses, excluding depreciation, amortization and impairment, totaled $143,130 in Fiscal 2008, an increase of $10,971, or 8.3%, when compared to television operating expenses of $132,159 in Fiscal 2007.

      Television operating expenses, excluding depreciation, amortization and impairment by reportable segment consisted of the following:

                                                                    Fiscal Year Ended         Percentage
                                                                      September 30,             Change
                                                                ------------------------      ----------
                                                                   2007           2008
                                                                ---------      ---------
WJLA/NewsChannel 8..........................................    $  58,041      $  61,286          5.6%
Other Television Stations...................................       64,998         67,061          3.2%
Politico....................................................        9,120         14,189         55.6%
Unallocated Corporate.......................................          --             594          --
                                                                ---------      ---------
Consolidated television operating expenses, excluding
   depreciation, amortization and impairment................    $ 132,159      $ 143,130          8.3%
                                                                =========      =========


      Television operating expenses, excluding depreciation, amortization and impairment for our television operations, including NewsChannel 8, represented 93.1% and 89.7% of our consolidated television operating expenses, excluding depreciation, amortization and impairment during Fiscal 2007 and 2008, respectively, while Politico represented 6.9% and 9.9% of our consolidated television operating expenses, excluding depreciation, amortization and impairment during Fiscal 2007 and 2008, respectively.

      The consolidated increase was primarily due to an overall increase in our employee compensation and benefits as well as operating expenses associated with producing and distributing Politico, which launched in January 2007. Employee compensation and benefits increased 9.1% for the year ended September 30, 2008 as compared to the prior fiscal year principally due to the hiring of additional personnel leading up to and associated with the January 2007 launch of Politico.

   Operating Income

      Operating income of $57,871 in Fiscal 2008 decreased $14,274, or 19.8%, compared to operating income of $72,145 in Fiscal 2007. The operating income margin in Fiscal 2008 decreased to 26.7% from 33.0% for the prior fiscal year. The decreases in operating income and margin during Fiscal 2008 were primarily the result of increased total operating expenses as discussed above.

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

      Other, Net. The FCC has granted to Sprint Nextel Corporation ("Nextel") the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters' electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. During the years ended September 30, 2007 and 2008, equipment was exchanged and placed into service with an excess of fair market value as compared to book value of $1,256 and $978, respectively, and was recorded as a non-cash gain in other, net nonoperating income.

   Income Taxes

      The provision for income taxes in Fiscal 2008 totaled $7,835, a decrease of $5,799, or 42.5%, when compared to the provision for income taxes of $13,634 in Fiscal 2007. The decrease in the provision for income taxes was primarily due to the $15,556, or 43.4%, decrease in pre-tax income from continuing operations.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued new guidance related to accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax provisions taken or expected to be taken in a tax return. The new guidance was adopted on October 1, 2007. The cumulative effect of adoption resulted in a net decrease of $1,295 to the opening balance of retained earnings.

      Our operations are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. We calculate and record income tax expense in accordance with the accounting rules for income taxes as if we were a separate taxpayer from Perpetual. We make payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and us. During the year ended September 30, 2008, income tax payments due to Perpetual in accordance with the tax sharing agreement exceeded the income tax payments that would be due as calculated in accordance with the accounting rules for income taxes by $695. This difference was recorded as a charge against retained earnings.

   Income from Continuing Operations

      Income from continuing operations during Fiscal 2008 was $12,441, a decrease of $9,757, or 44.0%, when compared to income from continuing operations of $22,198 during Fiscal 2007. This decrease was primarily due to the $14,274 decrease in operating income as discussed above.

   Income from Discontinued Operations, Net of Tax

      Effective August 1, 2009, we distributed the equity interests of WCIV to Perpetual. The operations of WCIV through July 31, 2009 are classified as discontinued operations for all periods presented. Income from discontinued operations of WCIV was $432, net of the related tax provision of $231, during Fiscal 2008. This increased $16 when compared to income from discontinued operations of WCIV of $416, net of the related tax provision of $183, during Fiscal 2007.

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

      As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $31,092, $34,027 and $21,407 for Fiscal 2007, 2008 and 2009, respectively. The increase in cash provided by operating activities from Fiscal 2007 to Fiscal 2008 was primarily the result of greater cash collection activity as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations, largely offset by decreased net income during Fiscal 2008. The decrease in cash provided by operating activities from Fiscal 2008 to Fiscal 2009 was primarily the result of various differences in the timing of cash receipts and payments in the ordinary course of operations. These differences reflected reduced revenue levels during Fiscal 2009 as well as decreased liability balances at September 30, 2009 due to the expense reduction initiatives put into place during the year.

   Distributions to Related Parties

      Effective August 1, 2009, the equity interests of WCIV were distributed to Perpetual. See "General Factors Affecting Our Business."

      We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2007, 2008 and 2009, we made cash advances net of repayments to Perpetual of $61,371, $27,880 and $7,125, respectively. No cash advances were made during the nine months ended September 30, 2009. Such advances are currently restricted pursuant to the terms of our senior credit facility. See "Indebtedness." The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2009 and through December 18, 2009, we made no net cash distributions to owners. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See "General Factors Affecting Our Business."

      During Fiscal 2007, 2008 and 2009, we were charged by Perpetual under a tax sharing agreement with Perpetual for federal and state income taxes totaling $9,734, $5,350 and $4,887, respectively, and we made payments to Perpetual for these taxes of $9,734, $5,350 and $2,842, respectively.

      Stockholder's deficit amounted to $398,809 at September 30, 2009, an increase of $15,285, or 4.0%, from the September 30, 2008 deficit of $383,524. The increase was due to a net loss for Fiscal 2009 of $5,572, a net increase in distributions to owners of $5,080 and the distribution of the equity interests of WCIV to Perpetual of $4,633.

   Indebtedness

      Our total debt decreased from $483,408 at September 30, 2008 to $475,240 at September 30, 2009. This debt, net of applicable discounts, consists of $453,740 of 7 3/4% senior subordinated notes due December 15, 2012 and $21,500 outstanding under our senior credit facility. The decrease of $8,168 in total debt from September 30, 2008 to September 30, 2009 was primarily due to net repayments under the senior credit facility of $8,500.

      On February 5, 2009, we executed an amendment with an effective date as of December 31, 2008 to our senior credit facility. The amendment served, among other things, to adjust certain of the financial covenants. In addition, the total commitment under the credit facility was reduced from $70,000 to $67,500 effective February 5, 2009 and to $65,000 effective December 31, 2009. On November 13, 2009, the senior credit facility was further amended to permit the distribution of the equity interests of Politico to Perpetual.

      Our senior credit facility is secured by the pledge of stock of ACC and its subsidiaries and matures August 23, 2011. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

      Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2009, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

      Our senior credit facility, under which $21,500 was outstanding at September 30, 2009, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The maximum total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants. The total leverage ratio also serves to limit cash advances to Perpetual. Under our senior credit facility, the total leverage ratio must not exceed 6.75 in order for such advances to be made. The calculation for this ratio and the financial covenant requirement for this ratio as of September 30, 2009 and September 30, 2008 are provided below.

                                                  Calculation                             Calculation
                                                     as of             Covenant              as of           Covenant
                                                   September       Requirement as of       September     Requirement as of
                                                    30, 2009       September 30, 2009       30, 2008     September 30, 2008
                                                  ------------     ------------------     -----------    ------------------
          Total Leverage Ratio
          --------------------
Total debt, plus unamortized debt discount.....    $ 476,500                               $ 485,000
Consolidated EBITDA, as defined below..........    $  67,248                               $  69,254
Total debt, plus unamortized debt discount,                          Must not exceed                       Must not exceed
   divided by Consolidated EBITDA..............         7.09              8.00                  7.00            7.25



      Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:


                                                                          Calculation for     Calculation for
                                                                            the twelve          the twelve
                                                                           months ended        months ended
                                                                           September 30,       September 30,
                                                                                2009                2008
                                                                          ---------------     ---------------
           Net (Loss) Income.......................................          $ (5,572)            $ 12,873
           Loss from discontinued operations, net of tax...........               214                  --
           (Benefit from) provision for income taxes...............              (373)               8,066
           Interest expense........................................            37,180               37,631
           Gain on disposal of assets..............................            (6,459)              (1,243)
           Depreciation and amortization...........................             9,087                9,511
           Provision for doubtful accounts.........................               991                1,068
           Other noncash charges...................................            32,180                1,348
                                                                             --------             --------
           Consolidated EBITDA.....................................          $ 67,248             $ 69,254
                                                                             ========             ========

      The calculation for the twelve months ended September 30, 2009 excludes amounts related to WCIV as required by the senior credit facility. Consolidated EBITDA is a non-GAAP measure which is only presented for purposes of assisting the reader in understanding our compliance with our financial covenants. We have calculated Consolidated EBITDA in accordance with the specific requirements of our senior credit facility, and this calculation may not be consistent with similarly titled measures used by other companies. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

      As noted above, the significant general economic decline during 2009 adversely impacted advertising revenues, and we initiated actions to reduce costs in response thereto. In light of the adverse impact of the economic conditions, we obtained an amendment to our senior credit facility that, among other things, increased the permitted maximum total leverage ratio covenant as calculated above. The permitted maximum total leverage ratio steps back down during Fiscal 2010. We believe that based on anticipated results for Fiscal 2010, including the cost reductions we initiated during Fiscal 2009, we will be able to continue to comply with the financial covenants of our senior credit facility. However, an unexpected further decline in advertising revenues could adversely affect our ability to continue to comply with these covenants.

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

   Other Uses of Cash

      During Fiscal 2007, 2008 and 2009, we made $6,052, $5,986 and $4,853, respectively, of capital expenditures. Capital expenditures of $5,986 and $4,853 during the years ended September 30, 2008 and 2009, respectively, are exclusive of $2,924 and $4,376, respectively, of expenditures related to the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below. At this time, we estimate that capital expenditures for Fiscal 2010 will be in the approximate range of $5,000 to $6,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including completion of the transition to our final digital channels. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

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

      During July 2009, the related insurance claim negotiation was finalized. As a result, the Company recorded a gain on the replacement cost property portion of the claim of $6,015, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. This gain is reflected in other nonoperating income in the accompanying consolidated statement of operations and retained earnings. In addition, a gain on the business interruption portion of the claim of $2,811, reflecting the lost revenue associated with the tower collapse, was also recorded during the quarter ended September 30, 2009. This gain is reflected in net operating revenues in the accompanying consolidated statement of operations and retained earnings. Proceeds received from the insurance company are reflected within investing activities in the accompanying consolidated statements of cash flows to the extent of claim-related capital expenditures during that period. Proceeds in excess of claim-related capital expenditures are reflected within operating activities.

      We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. During Fiscal 2007, 2008 and 2009, we made cash payments of approximately $10,800,

$10,800 and $11,300, respectively, for rights to television programs. We anticipate cash payments for program rights will be in the approximate range of $11,000 to $12,000 per year for Fiscal 2010 through 2014. We currently intend to fund these commitments with cash provided by operations.

      The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2009:

                                                   Fiscal Year Ending September 30,
                                      ----------------------------------------------------------
                                        2010       2011         2012         2013          2014      Thereafter      Total
                                      --------   --------     --------    ---------      -------     ----------    ---------
Long-term debt....................    $    --    $ 21,500     $    --     $ 455,000      $   --       $    --      $ 476,500
Interest payments on senior
   subordinated notes.............      35,263     35,263       35,263       17,631          --            --        123,420
Programming contracts -- currently
   available......................      12,618        552          403          324          --            --         13,897
Programming contracts -- future
   commitments....................         942     10,063        4,749          346          --            --         16,100
Operating leases..................       4,745      4,700        4,554        4,632        4,764        16,705        40,100
Employment contracts..............      10,117      4,086          331           77          --            --         14,611
Deferred compensation.............         587        369          169           96          --            --          1,221
                                      --------   --------     --------    ---------      -------      --------     ---------
      Total.......................    $ 64,272   $ 76,533     $ 45,469    $ 478,106      $ 4,764      $ 16,705     $ 685,849
                                      ========   ========     ========    =========      =======      ========     =========


      Interest payments under our senior credit facility have not been included in the above table as such payments fluctuate depending on the market rates of interest and the amount outstanding under the senior credit facility.

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

      ACC's cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2009, 52% of the assets of ACC were held by operating subsidiaries and for Fiscal 2009, approximately 52% of ACC's net operating revenues were derived from the operations of ACC's subsidiaries.

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

      The provision for income taxes is determined in accordance with the accounting rules for income taxes, which require that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to us as if we and our subsidiaries were separate taxpayers. We record deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of our assets and liabilities for tax and financial reporting purposes.

      We record income tax expense in accordance with the accounting rules for income taxes and make payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with the accounting rules and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

   Inflation

      The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Subsequent Event

      On November 13, 2009, the equity interests of Politico, our wholly-owned subsidiary, were distributed to Perpetual. As this distribution represents a transaction between parties under common control, the operations of Politico must be reflected in continuing operations until the period in which the distribution has been consummated. In our future financial statements, the operating results of Politico after November 13, 2009 will be excluded, and the operating results through November 13, 2009 will be presented as discontinued operations for all periods presented. The November 13, 2009 distribution of the equity interests of Politico will be reflected as a distribution to owners at historical cost.

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

   Intangible Assets

      Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. The carrying value of our indefinite lived intangible assets, consisting of broadcast licenses, was $42,290 and $11,590 at September 30, 2008 and 2009, respectively. Other intangible assets, consisting of favorable terms on contracts and leases, were amortized over the terms of the respective contracts and leases, and these assets became fully amortized during the first quarter of Fiscal 2008.

      In accordance with the accounting rules for intangible assets, such assets deemed to have indefinite lives are not amortized but are subject to tests for impairment at least annually, or whenever events indicate that impairment may exist. Other intangible assets continue to be amortized over their useful lives.

      Our indefinite lived intangible assets, consisting of broadcast licenses, are subject to impairment tests annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses in our Other Television Stations reportable segment were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. The annual impairment test as of September 30, 2009 indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009.

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

      The following key valuation assumptions were made for an average market participant in our specific markets as of March 31, 2009: (a) a pre-tax discount rate of 13.5%; (b) compound annual market revenue growth rates ranging from 1.1%
- 2.5%; and (c) operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period ranging from 24.7% - 26.3%. These assumptions as of September 30, 2009 were: (a) a pre-tax discount rate of 14.3%; (b) compound annual market revenue growth rates ranging from 1.0% - 2.5%; and (c) operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period ranging from 24.8% - 26.5%. The discount rate represents the current weighted average cost of capital that would be expected in our industry for an average market participant, taking into account the typical split between debt and equity financing within our industry, the rate of return required by investors for an investment with similar risk as well as market risk premiums. The compound annual market revenue growth rates are based on our historical experience within the respective market as well as market-specific and industry-wide future projections. The operating profit margins, excluding depreciation and amortization, are determined based on margins achieved by average market participants in similar markets with similar competitive environments.

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

      The further valuation declines at September 30, 2009 were primarily due to: (1) additional reductions in market revenues for the base year as compared to projections as of March 31, 2009, (2) an increase in the discount rate from 13.5% to 14.3%, reflecting the continuing challenges in the credit markets, particularly for start-up companies, and (3) reduced revenue share for independent or non-affiliated television stations. These changes are all due to the current economic downturn and credit crisis, which has continued to adversely affect advertising revenues and station valuations, particularly for independent or non-affiliated stations.

      The performance of impairment tests requires significant management judgment. Future events affecting cash flows, general economic or market conditions or accounting standards could result in further impairment losses.

   Income Taxes

      We account for income taxes in accordance with the accounting rules for income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. This assessment is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and an adverse impact on our operating results.

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

      The accounting rules for income taxes require that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to us as if we and our subsidiaries were separate taxpayers. We record deferred tax assets, to the extent it is more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of our assets and liabilities for tax and financial reporting purposes.

      We record income tax expense in accordance with the accounting rules for income taxes and make payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with the accounting rules for income taxes and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

      In June 2006, the FASB issued new guidance related to accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The new guidance was adopted on October 1, 2007. We classify interest and penalties related to its uncertain tax positions as a component of income tax expense.

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

New Accounting Standards

      In September 2006, the FASB issued new guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until our year ending September 30, 2010. We adopted the guidance for financial assets and liabilities as of October 1, 2008. The adoption had no impact on our financial position or results of operations. We are currently evaluating the impact, if any, that the adoption related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis may have on our financial position or results of operations.

      In February 2007, the FASB issued new guidance which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted this guidance as of October 1, 2008. The adoption had no impact on our financial position or results of operations.

      In April 2009, the FASB issued new guidance requiring disclosures about fair value of financial instruments, which were previously required only on an annual basis, for interim reporting periods. This guidance was effective for our quarter ended June 30, 2009. The adoption had no impact on our financial position or results of operations.

      In May 2009, the FASB issued new guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for our quarter ended June 30, 2009. The adoption had no impact on our financial position or results of operations.

      In June 2009, the FASB issued new guidance to establish the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). This guidance is effective beginning with our financial statements issued for the year ended September 30, 2009. As the Codification does not change GAAP, the adoption had no impact on our financial position or results of operations.

      In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for our year ending September 30, 2011. We are currently evaluating the impact, if any, that this guidance may have on our financial position or results of operations.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.



             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK
                             (dollars in thousands)

      At September 30, 2009, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At September 30, 2009, the carrying value of such debt was $453,740, the fair value was approximately $428,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.



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

                        ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

      Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). To evaluate the effectiveness of the Company's internal control over financial reporting, the Company uses the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using the framework in Internal Control - Integrated Framework, management, including the CEO and CFO, evaluated the Company's internal control over financial reporting and concluded that the Company's internal control over financial reporting was effective as of September 30, 2009. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

      Changes in Internal Control over Financial Reporting

      In response to a comment raised by the staff of the Securities and Exchange Commission ("SEC") concerning the Company's segment disclosures, management and the Board of Directors of the Company, upon recommendation from the Audit Committee, concluded that the previous segment disclosures should be restated. This restatement has been presented in this Annual Report on Form 10-K. The Company has concluded that its restated segment disclosures consist of three reportable segments, WJLA/NewsChannel 8, Other Television Stations and Politico, in accordance with the accounting rules for segment reporting. Management and the Board of Directors concluded that the Company's previous application of these rules was not correct and represented a material weakness in the application of segment disclosure requirements in its financial reporting. This was remediated by making certain modifications to the monthly financial reporting package provided to the Company's chief operating decision maker and enhancing the process of compiling and reviewing the reporting package in connection with segment reporting requirements. As a result, the information provided to the chief operating decision maker is now consistent with the Company's forward-looking conclusion that it has one operating segment and thus one reportable segment. These changes have been made to ensure that the technical aspects of accounting rules for segment reporting are properly considered and applied.

      Other than the changes described above, there have been no other changes in internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           ITEM 9B. OTHER INFORMATION

      In connection with the Company's preparation of the financial statements for the year ended September 30, 2009, the Company performed annual impairment tests of its indefinite lived intangible assets. The tests indicated that four broadcast licenses in the Other Television Stations reportable segment were impaired. As a result, the Company recorded a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. It is not expected that this impairment charge will result in future cash expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." The disclosure set forth in this
Item 9B is included in this Annual Report on Form 10-K in accordance with the instructions to Item 2.06 of Form 8-K.

                                    PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

      Executive officers and directors of ACC are as follows:

 Name                            Age                     Title
-------------------------        ---   -------------------------------------------------
Barbara B. Allbritton             72   Executive Vice President and Director

Robert L. Allbritton              40   Chairman, Chief Executive Officer and Director

Frederick J. Ryan, Jr.            54   Vice Chairman, President, Chief Operating Officer
                                         and Director

Jerald N. Fritz                   58   Senior Vice President, Legal and Strategic Affairs,
                                         General Counsel

Stephen P. Gibson                 44   Senior Vice President and Chief Financial Officer

James C. Killen, Jr.              47   Vice President, Sales

__________
      BARBARA B. ALLBRITTON has been a Director of ACC since its inception, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves as an officer and/or director of each of ACC's television subsidiaries, as well as Perpetual, The Allbritton Foundation and the Allbritton Art Institute. She currently serves as a trustee of Baylor College of Medicine and a director of Blair House Restoration Fund. She was formerly a director of Riggs Bank N.A. and The Foundation for the National Archives. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See "Certain Relationships and Related Transactions."

      ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC's subsidiaries, The Allbritton Foundation and the Allbritton Art Institute. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. He is also founder and Publisher of Politico, which launched in January 2007. In addition to his positions with ACC, Mr. Allbritton was the Chairman of the Board of Directors and Chief Executive Officer of Riggs National Corporation ("Riggs") from 2001 until 2005 and a Director of Riggs from 1994 until 2005. Mr. Allbritton has served on the Board of Directors of the Lyndon B. Johnson Foundation since 2002, and on the Board of Trustees of Wesleyan University since 2003. He served on the Board of Directors of Juniper Content Corporation from January to

November 2007. He is the son of Joe L. and Barbara B. Allbritton. See "Certain Relationships and Related Transactions."

      FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He is also President, Chief Executive Officer and a Manager of Politico. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Vice Chairman of the White House Historical Association, a trustee of Ford's Theatre, a trustee of the National Museum of American History, and a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California.

      JERALD N. FRITZ has been part of ACC's management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters ("NAB"). Mr. Fritz currently serves on the NAB's Copyright Committee and is a former division chair of the Communications Forum of the American Bar Association as well as the past Co-Chair of the Pre-Publication Committee of the Media Law Resource Center.

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

      The Company provides all eligible employees a 50% matching contribution on up to 6% of compensation deferred through an IRS qualified 401(k) savings plan. Under the 401(k) plan, employees may contribute a portion of their compensation subject to IRS limitations. Effective February 1, 2009, the Company indefinitely suspended its matching contributions. The Company does not have a defined benefit pension plan.

      Health Benefits. All full-time employees, including our named executive officers, may participate in our group health benefit program, including medical, dental and vision care coverage, disability insurance and life insurance. In addition, our named executive officers are also covered under a supplemental executive long-term disability insurance program.

      Determination of Fiscal 2009 Compensation

      Our goals for Fiscal 2009 were to provide an executive compensation program that was equitable in a competitive marketplace and recognized and rewarded individual achievements. To achieve such goals, we relied primarily on base salaries, cash bonuses and other compensation for each of our named executive officers. Compensation levels for each named executive officer were determined based on the position and responsibility of such executive, his impact on the operation and financial performance of the Company and the knowledge and experience of such executive. These factors were considered as a group, without particular weight given to any single factor, and were necessarily subjective in nature.

Summary Compensation Table

      The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal years ended September 30, 2007, 2008 and 2009:

                                       Fiscal                                        All Other
  Name and Principal Position           Year          Salary         Bonus        Compensation<F5>        Total
--------------------------------       ------       ---------      ---------      ----------------     ---------
Robert L. Allbritton<F1>                2009        $ 750,000      $     --           $    --          $ 750,000
    Chairman and                        2008          600,000        212,500               --            812,500
    Chief Executive Officer             2007          550,000        250,000               --            800,000

Frederick J. Ryan, Jr.<F2>              2009          585,000        100,000            38,662           723,662
    President and Chief                 2008          550,000        212,500            44,169           806,669
    Operating Officer                   2007          500,000        250,000            40,554           790,554

Stephen P. Gibson<F3>                   2009          340,000         75,000            29,949           444,949
    Senior Vice President and           2008          325,000        106,250            35,684           466,934
    Chief Financial Officer             2007          300,000        125,000            36,073           461,073

James C. Killen, Jr.                    2009          340,000         75,000            37,643           452,643
    Vice President, Sales               2008          325,000         93,500            40,365           458,865
                                        2007          300,000        110,000            38,956           448,956

Jerald N. Fritz<F4>                     2009          300,000         45,000            30,011           375,011
    Senior Vice President, Legal        2008          290,000         85,000            35,492           410,492
    and Strategic Affairs               2007          275,000        100,000            35,847           410,847

___________
<F1> Robert L. Allbritton is paid cash compensation by Perpetual for services to
     Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
<F2> Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to
     ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F3> Stephen P. Gibson is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Gibson is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
<F4> Jerald N. Fritz is paid cash compensation by ACC for services to ACC and
     Perpetual. Of the compensation shown in the table for Mr. Fritz, $11,000, $14,500 and $21,000 represent the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2007, 2008 and 2009, respectively.
<F5> Amounts in this column consist of dollar values of perquisites and other benefits including amounts contributed by the Company on behalf of our named executive officers to our defined contribution 401(k) savings plan, use of a Company-provided automobile or an automobile allowance, premiums for group health and term life insurance and executive disability plans, parking and club membership reimbursements.


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

Compensation Committee Report

      Our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2009.

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

ACC Common Stock

      The Allbritton family controls Perpetual. Perpetual owns 100% of the outstanding common stock of AG, and AG owns 100% of the outstanding ACC Common Stock. Perpetual's address is 1000 Wilson Boulevard, Suite 2700, Arlington, Virginia 22209. There is no established public trading market for ACC Common Stock.

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



            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                           AND DIRECTOR INDEPENDENCE
                             (dollars in thousands)

Distributions to Related Parties

      Effective August 1, 2009, the equity interests of WCIV, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of WCIV constitute a component of the Company, the operating results of WCIV through July 31, 2009 have been presented as discontinued operations for all periods presented. The August 1, 2009 distribution of the equity interests of WCIV is reflected as a distribution to owners at historical cost, or $4,633, in the accompanying statement of operations and retained earnings.

      ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2009, ACC made cash advances to Perpetual of $9,050 and Perpetual made repayments on these cash advances of $1,925. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual for federal and state income taxes of $4,887 and made payments to Perpetual for federal and state income taxes in the amount of $2,842, resulting in taxes due to Perpetual of $2,045 at September 30, 2009. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $112. See "Income Taxes" below.

      At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder's investment and are described as "distributions" in our consolidated financial statements.

      Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2009 and through December 18, 2009, we made no cash distributions to owners. On November 13, 2009, the equity interests of Politico, our wholly-owned subsidiary, were distributed to Perpetual.

Management Fees

      We paid management fees of $750 to Perpetual for Fiscal 2009, and we expect that management fees to be paid to Perpetual during Fiscal 2010 will approximate the amount paid for Fiscal 2009. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the net allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

      The provision for income taxes is determined in accordance with the accounting rules for income taxes, which require that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to us as if we and our subsidiaries were separate taxpayers. We record deferred tax assets, to the extent it is considered more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes.

      We record income tax expense in accordance with the accounting rules for income taxes and make payments to Perpetual in accordance with the terms of the tax sharing agreement between us and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with the accounting rules for income taxes and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

Office Space

      We lease certain office space to Irides, LLC ("Irides"). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. ("ANMI") which in turn is an 80%-owned subsidiary of Perpetual. The remaining 20% of ANMI is owned by Mr. Robert L. Allbritton who has options to acquire up to a total of 80% ownership of ANMI. Charges for this space totaled $149 for Fiscal 2009, and we expect to receive $154 during Fiscal 2010. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Internet Services

      We have entered into various agreements with Irides to provide our stations with website design, hosting and maintenance services. We incurred fees of $475 to Irides during Fiscal 2009, and we expect to pay fees to Irides during Fiscal 2010 for services performed of approximately $325. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

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

                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
                             (dollars in thousands)

      PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2009 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2010.

      The fees billed by PricewaterhouseCoopers LLP for 2008 and 2009 were as follows:

                                             2008       2009
                                            -----      -----
            Audit fees...................   $ 320      $ 393
            Audit-related fees...........      --         --
            Tax fees.....................      --         --
            All other fees...............       6          7
                                            -----      -----
            Total........................   $ 326      $ 400
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

                        ALLBRITTON COMMUNICATIONS COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Registered Public Accounting Firm...................  F-2
Consolidated Balance Sheets as of September 30, 2008 and 2009.............  F-3
Consolidated Statements of Operations and Retained Earnings for Each of
   the Years Ended September 30, 2007, 2008 and 2009......................  F-4
Consolidated Statements of Cash Flows for Each of the Years Ended
   September 30, 2007, 2008 and 2009......................................  F-5
Notes to Consolidated Financial Statements................................  F-6
Financial Statement Schedule for the Years Ended September 30, 2007, 2008
   and 2009
   II--Valuation and Qualifying Accounts and Reserves.....................  F-27

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of Allbritton Communications Company

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company restated its fiscal 2008 and 2007 consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
McLean, VA
December 18, 2009

                        ALLBRITTON COMMUNICATIONS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except share information)

                                                                                                September 30,
                                                                                           -----------------------
                                                                                              2008          2009
                                                                                           ---------     ---------
ASSETS
Current assets
      Cash and cash equivalents........................................................    $   1,572     $   2,164
      Accounts receivable, less allowance for doubtful accounts of $1,563 and $1,569...       37,824        36,092
      Program rights...................................................................       10,848        10,261
      Deferred income taxes............................................................        1,447         1,348
      Other............................................................................        2,677         2,569
                                                                                           ---------     ---------
            Total current assets.......................................................       54,368        52,434

Property, plant and equipment, net.....................................................       43,314        39,570
Intangible assets, net.................................................................       42,290        11,590
Cash surrender value of life insurance.................................................       13,092        13,430
Program rights.........................................................................          978           827
Deferred income taxes..................................................................          745         5,362
Deferred financing costs and other.....................................................        4,668         3,897
                                                                                           ---------     ---------
                                                                                           $ 159,455     $ 127,110
                                                                                           =========     =========
LIABILITIES AND STOCKHOLDER'S INVESTMENT
Current liabilities
      Accounts payable.................................................................    $   4,111     $   2,382
      Accrued interest payable.........................................................       10,541        10,512
      Program rights payable...........................................................       13,041        12,618
      Accrued employee benefit expenses................................................        7,168         5,948
      Other accrued expenses...........................................................        7,907         5,481
                                                                                           ---------     ---------
            Total current liabilities..................................................       42,768        36,941

Long-term debt.........................................................................      483,408       475,240
Program rights payable.................................................................        1,492         1,279
Accrued employee benefit expenses......................................................        1,207           849
Deferred rent and other................................................................       14,104        11,610
                                                                                           ---------     ---------
            Total liabilities..........................................................      542,979       525,919
                                                                                           ---------     ---------
Commitments and contingent liabilities (Note 12)
Stockholder's investment
      Preferred stock, $1 par value, 1,000 shares authorized, none issued..............          --            --
      Common stock, $.05 par value, 20,000 shares authorized, issued and
         outstanding...................................................................            1             1
      Capital in excess of par value...................................................       49,631        49,631
      Retained earnings................................................................       38,537        28,332
      Distributions to owners, net (Note 8)............................................     (471,693)     (476,773)
                                                                                           ---------     ---------
            Total stockholder's investment.............................................     (383,524)     (398,809)
                                                                                           ---------     ---------
                                                                                           $ 159,455     $ 127,110
                                                                                           =========     =========

          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in thousands)



                                                                                          Year Ended September 30,
                                                                                   ---------------------------------------
                                                                                      2007           2008           2009
                                                                                   ---------      ---------      ---------
Operating revenues, net........................................................    $ 218,571      $ 216,384      $ 200,396
                                                                                   ---------      ---------      ---------
Television operating expenses, excluding depreciation, amortization and
   impairment..................................................................      132,159        143,130        128,945
Depreciation and amortization..................................................        8,161          8,924          9,087
Impairment of intangible assets (Note 4).......................................          --             --          30,700
Corporate expenses.............................................................        6,106          6,459          5,579
                                                                                   ---------      ---------      ---------
                                                                                     146,426        158,513        174,311
                                                                                   ---------      ---------      ---------
Operating income...............................................................       72,145         57,871         26,085

Nonoperating income (expense)
      Interest income
            Related party......................................................          430            200            112
            Other..............................................................          208             96             30
      Interest expense.........................................................      (37,213)       (37,631)       (37,180)
      Other, net...............................................................          262           (260)         5,222
                                                                                   ---------      ---------      ---------
Income (loss) from continuing operations before income taxes ..................       35,832         20,276         (5,731)
Provision for (benefit from) income taxes......................................       13,634          7,835           (373)
                                                                                   ---------      ---------      ---------
Income (loss) from continuing operations.......................................       22,198         12,441         (5,358)
Income (loss) from discontinued operations, net of income taxes (see Note 7)...          416            432           (214)
                                                                                    ---------      ---------      ---------
Net income (loss)..............................................................       22,614         12,873         (5,572)
Retained earnings, beginning of year...........................................        5,040         27,654         38,537
Cumulative effect of adopting new income tax guidance effective
        October 1, 2007 (Note 6)...............................................          --          (1,295)           --
Charge under tax sharing agreement (Note 6)....................................          --            (695)           --
Distribution of WCIV (Note 7)..................................................          --             --          (4,633)
                                                                                   ---------      ---------      ---------
Retained earnings, end of year.................................................    $  27,654      $  38,537      $  28,332
                                                                                   =========      =========      =========

          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                               Year Ended September 30,
                                                                                         -----------------------------------
                                                                                           2007          2008         2009
                                                                                         --------      --------     --------
Cash flows from operating activities:
      Net income (loss).............................................................     $ 22,614      $ 12,873     $ (5,572)
                                                                                         --------      --------     --------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization............................................        8,712         9,511        9,629
           Impairment of intangible assets..........................................          --            --        30,700
           Other noncash charges....................................................        1,326         1,349        1,480
           Provision for doubtful accounts..........................................        1,265         1,068        1,041
           Gain on disposal of assets...............................................       (1,382)       (1,243)      (6,611)
           Charge under tax sharing agreement.......................................          --           (695)         --
           Taxes due under tax sharing agreement....................................          --            --         2,045
           Changes in assets and liabilities:
                 (Increase) decrease in assets:
                     Accounts receivable............................................       (4,020)        5,156         (469)
                     Program rights.................................................         (290)           46          712
                     Other current assets...........................................         (538)         (537)           7
                     Deferred income taxes..........................................        3,160         3,616       (4,246)
                     Other noncurrent assets........................................         (286)         (488)        (383)
                 Increase (decrease) in liabilities:
                     Accounts payable...............................................          288           783       (1,661)
                     Accrued interest payable.......................................          212           (54)         (29)
                     Program rights payable.........................................          825           429         (588)
                     Accrued employee benefit expenses..............................          493           488       (1,531)
                     Other accrued expenses.........................................       (2,748)        1,380         (623)
                     Deferred rent and other liabilities............................        1,461           345       (2,494)
                                                                                         --------      --------     --------
                           Total adjustments........................................        8,478        21,154       26,979
                                                                                         --------      --------     --------
                           Net cash provided by operating activities................       31,092        34,027       21,407
                                                                                         --------      --------     --------
Cash flows from investing activities:
      Capital expenditures..........................................................       (6,052)       (8,910)      (9,229)
      Proceeds from property insurance claim........................................          --          2,924        4,376
      Proceeds from disposal of assets..............................................          163             9           73
                                                                                         --------      --------     --------
                           Net cash used in investing activities....................       (5,889)       (5,977)      (4,780)
                                                                                         --------      --------     --------
Cash flows from financing activities:
      Principal payments on long-term debt and capital leases.......................          (30)          --           --
      Draws (repayments) under line of credit, net..................................       31,000        (1,000)      (8,500)
      Deferred financing costs......................................................          --            --          (332)
      Other.........................................................................          --            --           (78)
      Distributions to owners and dividends, net of certain charges.................      (73,181)      (37,845)      (9,050)
      Repayments of distributions to owners.........................................       11,810         9,965        1,925
                                                                                         --------      --------     --------
                           Net cash used in financing activities....................      (30,401)      (28,880)     (16,035)
                                                                                         --------      --------     --------
Net (decrease) increase in cash and cash equivalents................................       (5,198)         (830)         592
Cash and cash equivalents, beginning of year........................................        7,600         2,402        1,572
                                                                                         --------      --------     --------
Cash and cash equivalents, end of year..............................................     $  2,402      $  1,572     $  2,164
                                                                                         ========      ========     ========
Supplemental disclosure of cash flow information:
           Cash paid for interest...................................................     $ 36,620      $ 37,327     $ 36,813
                                                                                         ========      ========     ========
           Cash paid for state income taxes.........................................     $    217      $     97     $      3
                                                                                         ========      ========     ========

          See accompanying notes to consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except share information)

NOTE 1--THE COMPANY

      Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by the Allbritton family. The Company owns ABC network-affiliated television stations serving six geographic markets:

Station               Market
-----------------     ------------------------------------------------
WJLA                  Washington, D.C.
WBMA/WCFT/WJSU        Birmingham (Anniston and Tuscaloosa), Alabama
WHTM                  Harrisburg-Lancaster-York-Lebanon, Pennsylvania
KATV                  Little Rock, Arkansas
KTUL                  Tulsa, Oklahoma
WSET                  Roanoke-Lynchburg, Virginia

      The Company previously owned an ABC network-affiliated television station serving Charleston, South Carolina (WCIV) until August 1, 2009 when the equity interests of WCIV were distributed to Perpetual (see Note 7). The Company also provides 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA (WJLA/NewsChannel 8).

      Additionally, in January 2007 the Company launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of the national legislature and political electoral process. On November 13, 2009, the equity interests of Politico were distributed to Perpetual (see Note 13--Subsequent Event).


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

      Revenue recognition--Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $5,579, $5,940 and $5,300 for the years ended September 30, 2007, 2008 and 2009, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems, direct broadcast satellite service providers and telephone company operators.

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

      The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:
            Buildings................................   15-40 years
            Leasehold improvements...................    5-16 years
            Furniture, machinery and equipment.......    3-20 years

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Intangible assets--Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets deemed to have indefinite lives, consisting of broadcast licenses, are not amortized but are subject to tests for impairment at least annually each September 30, or whenever events indicate that impairment may exist. Other intangible assets, consisting of favorable terms on contracts and leases, are amortized over their useful lives.

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

      Concentration of credit risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2009 had an overnight repurchase agreement for $741. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company's advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

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

      The accounting rules for income taxes require that the consolidated amount of current and deferred income tax expense for a group that files a consolidated income tax return be allocated among members of the group when those members issue separate financial statements. Perpetual allocates a portion of its consolidated current and deferred income tax expense to the Company

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


as if the Company and its subsidiaries were separate taxpayers. The Company records deferred tax assets, to the extent it is more likely than not that such assets will be realized in future periods, and deferred tax liabilities for the tax effects of the differences between the bases of its assets and liabilities for tax and financial reporting purposes.

      The Company records income tax expense in accordance with the accounting rules for income taxes, and makes payments to Perpetual in accordance with the terms of the tax sharing agreement between the Company and Perpetual. To the extent that there is a difference between tax payments that would be due as calculated in accordance with the accounting rules and tax payments due under the tax sharing agreement, such difference is recorded to retained earnings.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued new guidance related to accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The new guidance was adopted on October 1, 2007 (see Note 6). The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense.

      Discontinued operations--The consolidated statements of operations and retained earnings separately present discontinued operations and the results of continuing operations (see Note 7). Prior year amounts have been reclassified to conform to the current year presentation. Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree directly with the accompanying consolidated statements of operations and retained earnings. Footnote disclosures include both continuing and discontinued operations unless noted otherwise.

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

      Subsequent Events--The Company evaluated subsequent events for recognition or disclosure through December 18, 2009, the date of filing this Annual Report on Form 10-K with the Securities and Exchange Commission.

      New Accounting Standards-- In September 2006, the FASB issued new guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company's year ending September 30, 2010. The Company adopted the guidance for financial assets and liabilities as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations. The Company is currently evaluating the impact, if any, that the adoption related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis may have on its financial position or results of operations.

      In February 2007, the FASB issued new guidance which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted this guidance as of October 1, 2008. The adoption had no impact on the Company's financial position or results of operations.

      In April 2009, the FASB issued new guidance requiring disclosures about fair value of financial instruments, which were previously required only on an annual basis, for interim reporting periods. This guidance was effective for the Company's quarter ended June 30, 2009. The adoption had no impact on the Company's financial position or results of operations.

      In May 2009, the FASB issued new guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for the Company's quarter ended June 30, 2009. The adoption had no impact on the Company's financial position or results of operations.

      In June 2009, the FASB issued new guidance to establish the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). This guidance is effective beginning with the Company's financial statements issued for the year ended September 30, 2009. As the Codification does not change GAAP, the adoption had no impact on the Company's financial position or results of operations.

      In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for the Company's year ending September 30, 2011. The Company is currently evaluating the impact, if any, that this guidance may have on its financial position or results of operations.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 3--PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:


                                                                 September 30,
                                                            ----------------------
                                                               2008         2009
                                                            ---------    ---------
            Buildings and leasehold improvements.........   $  33,253    $  31,355
            Furniture, machinery and equipment...........     131,881      120,417
                                                            ---------    ---------
                                                              165,134      151,772
            Less accumulated depreciation................    (128,397)    (116,093)
                                                            ---------    ---------
                                                               36,737       35,679
            Land.........................................       2,902        2,147
            Construction-in-progress.....................       3,675        1,744
                                                            ---------    ---------
                                                            $  43,314    $  39,570
                                                            =========    =========


      Depreciation and amortization expense was $8,553, $9,474 and $9,629 for the years ended September 30, 2007, 2008 and 2009, respectively.

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

      During the years ended September 30, 2007, 2008 and 2009, the fair market value of the equipment received and placed into service was $1,263, $1,370 and $779, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $1,256, $1,367 and $767 for the years ended September 30, 2007, 2008 and 2009, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 4--INTANGIBLE ASSETS

      The carrying value of the Company's indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2008 and 2009 was $42,290 and $11,590, respectively.

      The Company tests its indefinite lived intangible assets for impairment annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses in the Other Television Stations reportable segment were impaired. As a result, the Company recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. The annual impairment test as of September 30, 2009 indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009.

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

      The Company's other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2008 or 2009 as these intangible assets became fully amortized during the quarter ended December 31, 2007. Amortization expense was $159 and $37 for the years ended September 30, 2007 and 2008, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 5--LONG-TERM DEBT

      Outstanding debt consists of the following:

                                                                                September 30,
                                                                            ----------------------
                                                                               2008         2009
                                                                            ---------    ---------
Senior Subordinated Notes, due December 15, 2012 with interest payable
     semi-annually at 7 3/4%..............................................  $ 455,000    $ 455,000
Credit Agreement, maximum amount of $67,500, expiring August 23, 2011, secured by the outstanding stock of the Company and its
     subsidiaries, interest payable quarterly at various rates either from prime plus 1.50% to prime plus 2.25% or from LIBOR plus
     2.75% to LIBOR plus 3.50% depending on certain financial
     operating tests (3.91% at September 30, 2009)........................     30,000       21,500
                                                                            ---------    ---------
                                                                              485,000      476,500
Less unamortized discount.................................................     (1,592)      (1,260)
                                                                            ---------    ---------
                                                                              483,408      475,240
Less current maturities...................................................        --           --
                                                                            ---------    ---------
                                                                            $ 483,408    $ 475,240
                                                                            =========    =========


      Unamortized deferred financing costs of $4,272 and $3,456 at September 30, 2008 and 2009, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2007, 2008 and 2009 was $1,042, $1,041 and $1,148 respectively, which is included in other nonoperating expenses.

      On February 5, 2009, the Company executed an amendment with an effective date as of December 31, 2008 to its Credit Agreement. The amendment served, among other things, to adjust certain of the financial covenants. In addition, the total commitment under the Credit Agreement was reduced from $70,000 to $67,500 effective February 5, 2009 and to $65,000 effective December 31, 2009. On November 13, 2009, the Credit Agreement was further amended to permit the distribution of the equity interests of Politico to Perpetual.

      Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants as measured at the end of each quarter. As of September 30, 2009, the Company was in compliance with such covenants. The Company is also required to pay a

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the Credit Agreement.

      The Company estimates the fair value of its Senior Subordinated Notes to be approximately $389,000 and $428,000 at September 30, 2008 and 2009, respectively. The carrying value of the Company's Credit Agreement approximates fair value as borrowings bear interest at market rates.


NOTE 6--INCOME TAXES

      In June 2006, the FASB issued new guidance related to accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The new guidance was adopted on October 1, 2007. The cumulative effect of adoption resulted in a net decrease of $1,295 to the opening balance of retained earnings. Additionally, as required, certain net operating loss carryforwards and the corresponding valuation allowances related to uncertain tax positions were offset, thus removing them from the accompanying consolidated balance sheet effective October 1, 2007.

      The provision for (benefit from) income taxes consists of the following:

                                                   Years Ended September 30,
                                                -------------------------------
                                                  2007        2008        2009
                                                --------    -------     -------
            Continuing operations.............. $ 13,634    $ 7,835     $  (373)
            Discontinued operations............      183        231        (184)
                                                --------    -------     -------
                                                $ 13,817    $ 8,066     $  (557)
                                                ========    =======     =======


                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


                                                   Years Ended September 30,
                                                -------------------------------
                                                  2007        2008        2009
                                                --------    -------     -------
            Current
               Federal......................... $  9,734    $ 4,155     $ 4,226
               State...........................      923        295        (537)
                                                --------    -------     -------
                                                  10,657      4,450       3,689
                                                --------    -------     -------
            Deferred
               Federal.........................    2,966      3,229      (3,943)
               State...........................      194        387        (303)
                                                --------    -------     -------
                                                   3,160      3,616      (4,246)
                                                --------    -------     -------
                                                $ 13,817    $ 8,066     $  (557)
                                                ========    =======     =======


      The components of deferred income tax assets (liabilities) are as follows:

                                                                          September 30,
                                                                     ----------------------
                                                                        2008         2009
                                                                     ---------     --------
Deferred income tax assets:
      State and local net operating loss carryforwards.............  $   3,317     $  3,223
      Intangible assets............................................        --         3,722
      Accrued employee benefits....................................      1,160          897
      Deferred rent................................................      2,098        2,085
      Deferred revenue.............................................      1,053          584
      Allowance for accounts receivable............................        617          619
      Other........................................................      2,234        2,625
                                                                     ---------     --------
                                                                        10,479       13,755
      Less valuation allowance.....................................     (2,770)      (2,972)
                                                                     ---------     --------
                                                                         7,709       10,783
                                                                     ---------     --------
Deferred income tax liabilities:
      Property, plant and equipment................................     (3,375)      (4,073)
      Intangible assets............................................     (2,142)         --
                                                                     ---------     --------
Net deferred income tax assets.....................................  $   2,192     $  6,710
                                                                     =========     ========


      The deferred tax asset related to state and local net operating loss carryforwards of $3,223 at September 30, 2009 represents approximately $66,000 in state and local net operating loss

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


carryforwards in certain jurisdictions which are available for future use for state and local income tax purposes and expire in various years from 2010 through 2029.

      The change in the valuation allowance for deferred tax assets of ($331) (excluding the effect of adopting new guidance related to uncertainty in income taxes) and $202 during the years ended September 30, 2008 and 2009, respectively, principally resulted from management's evaluation of the recoverability of the loss carryforwards.

      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for income before cumulative effect of change in accounting principle:

                                                              Years Ended September 30,
                                                           -------------------------------
                                                             2007        2008        2009
                                                           --------    -------     -------
Statutory federal income tax rate........................    35.0%       35.0%       35.0%
State income taxes, net of federal income tax benefit....     3.1         4.7        18.3
Permanent items, principally insurance premiums and meals
   and entertainment.....................................     0.2         0.9        (2.7)
Nondeductible portion of FCC license impairment..........     --          --        (37.1)
Change in valuation allowance............................    (0.3)       (1.6)       (5.9)
Other, net...............................................    (0.1)       (0.5)        1.5
                                                             -----       -----       -----
Effective income tax rate................................    37.9%       38.5%        9.1%
                                                             =====       =====       =====


      A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

            Gross unrecognized tax benefits at October 1, 2007.............    $  7,074
            Reductions related to prior years tax positions................      (1,431)
            Increases related to current year tax positions................         391
            Reductions related to expiration of statutes of limitations....        (673)
                                                                               --------
            Gross unrecognized tax benefits at September 30, 2008..........       5,361

            Increases related to current year tax positions................         352
            Reductions related to expiration of statutes of limitations....      (1,144)
                                                                               --------
            Gross unrecognized tax benefits at September 30, 2009..........    $  4,569
                                                                               ========


      As of September 30, 2008 and 2009, the Company had unrecognized tax benefits of $5,361 and $4,569, respectively. If all such benefits were recognized, $3,485 and $2,970, respectively, would have a favorable impact on the effective tax rate. Of the total gross unrecognized tax benefits of

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


$5,361 at September 30, 2008, $4,712 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $649 represents net operating losses which have not been recorded in accordance with the rules surrounding uncertain tax positions. Of the total gross unrecognized tax benefits of $4,569 at September 30, 2009, $3,703 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $866 represents net operating losses which have not been recorded in accordance with the rules surrounding uncertain tax positions.

      The Company expects that it is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months in the approximate range of $1,500 to $2,000, primarily due to the expected expiration of certain statutes of limitations.

      The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $1,503 and $1,204 at September 30, 2008 and 2009, respectively, and expense (benefit) for interest and penalties of $226 and ($299) was recognized during the year ended September 30, 2008 and 2009, respectively.

      The Company is no longer subject to Federal or state income tax examinations for years prior to the Company's fiscal year ended September 30, 2005 or September 30, 2006, respectively, although certain of the Company's net operating loss carryforwards generated prior to September 30, 2005 remain subject to examination.

      The Company's operations are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. Income tax expense is calculated and recorded in accordance with the accounting rules for income taxes as if the Company was a separate taxpayer from Perpetual. The Company makes payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and the Company. During the year ended September 30, 2008, income tax payments due to Perpetual in accordance with the tax sharing agreement exceeded the income tax payments that would be due as calculated in accordance with the accounting rules for income taxes by $695. This difference was recorded as a charge against retained earnings.


NOTE 7--DISCONTINUED OPERATIONS

      Effective August 1, 2009, the equity interests of WCIV, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of WCIV constitute a component of the Company, the operating results of WCIV through July 31, 2009 have been presented as discontinued operations for all periods presented. The August 1, 2009 distribution of the equity interests of WCIV is reflected as a distribution to owners at historical cost, or $4,633, in the accompanying statement of operations and retained earnings. The $4,633 of equity interests of WCIV distributed effective August 1, 2009 consisted of current assets of $1,380, net property, plant and equipment of $3,802, current liabilities of $262 and non-current liabilities of $287.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      Following is a summary of WCIV's operating results for all periods presented:

                                                               Years ended September 30,
                                                            -----------------------------
                                                              2007       2008       2009
                                                            -------    -------    -------
          Operating revenues, net.........................  $ 7,575    $ 7,724    $ 5,300
          Total expenses..................................    6,976      7,061      5,698
                                                            -------    -------    -------
          Income (loss) before taxes......................      599        663       (398)
          Provision for (benefit from) income taxes.......      183        231       (184)
                                                            -------    -------    -------
          Net income (loss) from discontinued operations..  $   416    $   432    $  (214)
                                                            =======    =======    =======


NOTE 8--TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

      In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder's investment and described as "distributions" in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $409,190, $454,031, and $472,408 during Fiscal 2007, 2008 and 2009, respectively.

      Effective August 1, 2009, the equity interests of WCIV were distributed to Perpetual (see Note 7).

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

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The components of distributions to owners and the related activity during Fiscal 2007, 2008 and 2009 consist of the following:

                                                                        Federal and
                                                                       Virginia State
                                                        Distributions    Income Tax          Net
                                                        to Owners and    Receivable     Distributions
                                                          Dividends      (Payable)        to Owners
                                                        -------------  --------------   -------------
     Balance as of September 30, 2006...............      $ 382,442       $    --         $ 382,442

     Cash advances to Perpetual.....................         73,181                          73,181
     Repayment of cash advances from Perpetual......        (11,810)                        (11,810)
     Charge for federal and state income taxes......                        (9,734)          (9,734)
     Payment of income taxes........................                         9,734            9,734
                                                          ---------       --------        ---------
     Balance as of September 30, 2007...............        443,813            --           443,813

     Cash advances to Perpetual.....................         37,845                          37,845
     Repayment of cash advances from Perpetual......         (9,965)                         (9,965)
     Charge for federal and state income taxes......                        (5,350)          (5,350)
     Payment of income taxes........................                         5,350            5,350
                                                          ---------       --------        ---------
     Balance as of September 30, 2008...............        471,693            --           471,693

     Cash advances to Perpetual.....................          9,050                           9,050
     Repayment of cash advances from Perpetual......         (1,925)                         (1,925)
     Charge for federal and state income taxes......                        (4,887)          (4,887)
     Payment of income taxes........................                         2,842            2,842
                                                          ---------       --------        ---------

     Balance as of September 30, 2009...............      $ 478,818       $ (2,045)       $ 476,773
                                                          =========       ========        =========


      Subsequent to September 30, 2009 and through December 18, 2009 the Company made no net cash distributions to owners. See Note 13 related to the distribution of the equity interests of Politico on November 13, 2009.

 Other Transactions with Related Parties

      During the years ended September 30, 2007, 2008 and 2009, the Company earned interest income from Perpetual of $430, $200 and $112 respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

      Management fees of $750 were paid to Perpetual by the Company for each of the years ended September 30, 2007, 2008 and 2009.

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

      The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company's stations with certain website design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $416, $525 and $475 to Irides during the years ended September 30, 2007, 2008 and 2009, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Irides also leases certain office space from the Company. Charges for this space totaled $141, $145 and $149 for the years ended September 30, 2007, 2008 and 2009, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.


NOTE 9--RETIREMENT PLANS

      A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. Effective February 1, 2009, the Company indefinitely suspended its matching contributions. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $970, $1,245 and $356 for the years ended September 30, 2007, 2008 and 2009, respectively.

      The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $618, $644 and $614 for the years ended September 30, 2007, 2008 and 2009, respectively.

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


NOTE 10--SEGMENTS (Restated)

      The Company's business consists of WJLA/NewsChannel 8, five ABC network-affiliated television stations outside of the Washington, D.C. metropolitan area, and Politico. In previously issued financial statements, the Company aggregated each of these business units and reported its financial results in one reportable segment. Prior to filing this Annual Report on Form 10-K for the year ended September 30, 2009, management and the Board of Directors of the Company, upon recommendation of the Audit Committee, concluded that the Company's previous application of accounting rules for segment reporting was not correct and that the previous segment disclosures should be restated. As a result, the segment disclosures in the Company's financial statements for the fiscal years ended September 30, 2008 and 2007 and for each of the quarterly periods during the fiscal years ended September 30, 2008 and 2009 have been restated below.

      The Company's three reportable segments consist of WJLA/NewsChannel 8, Other Television Stations, which represents the aggregation of five of the Company's ABC network-affiliated television stations, and Politico. Each of the reportable segments is in the business of gathering and distributing news and entertainment content across multiple platforms, and revenue for each operation is substantially dependent upon advertising.

      Operating profit, the principal measure reported to the Company's chief operating decision maker, is net operating revenues less television operating expenses, excluding depreciation, amortization and impairment. Operating profit is a non-GAAP measure which is presented because it is the internal measure of profit and loss which is provided to the chief operating decision maker. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

      The following tables summarize operating results from continuing operations by reportable segment:

                                                                 Years Ended September 30,
                                                            -----------------------------------
                                                               2007         2008         2009
                                                            ---------    ---------    ---------
                                                            (Restated)   (Restated)
            Operating revenues, net
              WJLA/NewsChannel 8..........................  $ 117,267    $ 107,475    $  95,027
              Other Television Stations...................     96,041       96,367       85,601
              Politico....................................      4,063       11,364       18,598
              Unallocated Corporate.......................      1,200        1,178        1,170
                                                            ---------    ---------    ---------
            Consolidated operating revenues, net..........  $ 218,571    $ 216,384    $ 200,396
                                                            =========    =========    =========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)



                                                                 Years Ended September 30,
                                                            -----------------------------------
                                                               2007         2008         2009
                                                            ---------    ---------    ---------
                                                            (Restated)   (Restated)
            Operating profit
               WJLA/NewsChannel 8.........................  $  59,226    $  46,189    $  39,483
               Other Television Stations..................     31,043       29,306       30,115
               Politico...................................     (5,057)      (2,825)         901
               Unallocated Corporate......................      1,200          584          952
                                                            ---------    ---------    ---------
            Consolidated operating profit.................  $  86,412    $  73,254    $  71,451
                                                            ---------    ---------    ---------

            Reconciliation:
               Depreciation and amortization..............     (8,161)      (8,924)      (9,087)
               Impairment of intangible assets............        --           --       (30,700)
               Corporate expenses.........................     (6,106)      (6,459)      (5,579)
               Nonoperating income (expense)..............    (36,313)     (37,595)     (31,816)
                                                            ---------    ---------    ---------
            Consolidated income (loss) from continuing
              operations before income taxes..............  $  35,832    $  20,276    $  (5,731)
                                                            =========    =========    =========


                                                                  Quarterly Period Ended,
                                                           ------------------------------------
                                                           December 31,   March 31,    June 30,
                                                               2008         2009         2009
                                                           ------------  ----------   ---------
                                                            (Restated)   (Restated)   (Restated)
                                                           (Unaudited)  (Unaudited)  (Unaudited)
            Operating revenues, net
               WJLA/NewsChannel 8.........................  $  28,381    $  21,368    $  23,390
               Other Television Stations..................     24,994       17,927       20,212
               Politico...................................      2,645        4,283        5,973
               Unallocated Corporate......................        292          292          292
                                                            ---------    ---------    ---------
            Consolidated operating revenues, net..........  $  56,312    $  43,870    $  49,867
                                                            =========    =========    =========
            Operating profit
               WJLA/NewsChannel 8.........................  $  12,918    $   7,080    $  10,003
               Other Television Stations..................      9,133        3,955        6,905
               Politico...................................       (885)         325        1,639
               Unallocated Corporate......................        181          174           48
                                                            ---------    ---------    ---------
             Consolidated operating profit................  $  21,347    $  11,534    $  18,595
                                                            ---------    ---------    ---------
            Reconciliation:
               Depreciation and amortization..............     (2,149)      (2,241)      (2,219)
               Impairment of intangible assets............        --       (27,700)         --
               Corporate expenses.........................     (1,138)      (1,321)      (1,268)
               Nonoperating income (expense)..............     (9,509)      (9,519)      (9,542)
                                                            ---------    ---------    ---------
            Consolidated income (loss) from continuing
               operations before income taxes.............  $   8,551    $ (29,247)   $   5,566
                                                            =========    =========    =========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


                                                                  Quarterly Period Ended,
                                                           ------------------------------------
                                                           December 31,   March 31,    June 30,
                                                               2007         2008         2008
                                                           ------------  ----------   ---------
                                                            (Restated)   (Restated)   (Restated)
                                                           (Unaudited)  (Unaudited)  (Unaudited)
            Operating revenues, net
               WJLA/NewsChannel 8.........................  $  30,551    $  25,038    $  28,235
               Other Television Stations..................     28,742       22,034       23,507
               Politico...................................      2,054        1,816        3,397
               Unallocated Corporate......................        300          292          292
                                                            ---------    ---------    ---------
            Consolidated operating revenues, net..........  $  61,647    $  49,180    $  55,431
                                                            =========    =========    =========
            Operating profit
               WJLA/NewsChannel 8.........................  $  15,188    $   9,570    $  12,917
               Other Television Stations..................     11,164        5,309        7,305
               Politico...................................     (1,001)      (1,441)         (26)
               Unallocated Corporate......................        263          180           55
                                                            ---------    ---------    ---------
             Consolidated operating profit................  $  25,614    $  13,618    $  20,251
                                                            ---------    ---------    ---------
            Reconciliation:
               Depreciation and amortization..............     (2,003)      (2,041)      (2,168)
               Impairment of intangible assets............        --           --           --
               Corporate expenses.........................     (1,540)      (1,552)      (1,526)
               Nonoperating income (expense)..............     (9,716)      (9,635)      (9,380)
                                                            ---------    ---------    ---------
            Consolidated income (loss) from continuing
               operations before income taxes.............  $  12,355    $     390    $   7,177
                                                            =========    =========    =========


      The following tables summarize total assets by reportable segment:

                                                                 September 30,
                                                            ----------------------
                                                               2008         2009
                                                            ---------    ---------
                                                            (Restated)
            Total Assets
               WJLA/NewsChannel 8.........................  $  40,593    $  37,671
               Other Television Stations..................     88,873       58,665
               Politico...................................      3,058        4,594
               Corporate..................................     26,931       26,180
                                                            ---------    ---------
            Consolidated total assets.....................  $ 159,455    $ 127,110
                                                            =========    =========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


                                                           December 31,   March 31,    June 30,
                                                               2008         2009         2009
                                                           ------------  ----------   ---------
                                                            (Restated)   (Restated)   (Restated)
                                                           (Unaudited)  (Unaudited)  (Unaudited)
            Total Assets
               WJLA/NewsChannel 8.........................  $  39,137    $  35,289    $  33,592
               Other Television Stations..................     91,409       66,821       66,440
               Politico...................................      2,537        3,123        4,823
               Corporate..................................     24,280       26,861       25,314
                                                            ---------    ---------    ---------
            Consolidated total assets.....................  $ 157,363    $ 132,094    $ 130,169
                                                            =========    =========    =========


      In connection with the Company's evaluation of its segment reporting in previously issued financial statements, management made certain modifications to the monthly financial reporting package provided to the Company's chief operating decision maker. As a result of this change, the Company has concluded that it will report one operating segment beginning with the Quarterly Report on Form 10-Q for the three months ending December 31, 2009.


NOTE 11--COLLAPSE OF BROADCAST TOWER

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

      During July 2009, the related insurance claim negotiation was finalized. As a result, the Company recorded a gain on the replacement cost property portion of the claim of $6,015, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. This gain is reflected in other nonoperating income in the accompanying consolidated statement of operations and retained earnings. In addition, a gain on the business interruption portion of the claim of $2,811, reflecting the lost revenue associated with the tower collapse, was also recorded during the quarter ended September 30, 2009. This gain is reflected in net operating revenues in the accompanying consolidated statement of operations and retained earnings. Proceeds received from the insurance company are reflected within investing activities in the accompanying consolidated statement of cash flows to the extent of claim-related capital

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


expenditures during that period. Proceeds in excess of claim-related capital expenditures are reflected within operating activities.


NOTE 12--COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office and studio facilities and machinery and equipment under operating leases expiring in various years through 2023. Certain leases contain provisions for renewal and extension.

      Future minimum lease payments under operating leases, which have remaining noncancellable lease terms in excess of one year as of September 30, 2009, are as follows:

            Year ending September 30,
               2010.......................................  $   4,745
               2011.......................................      4,700
               2012.......................................      4,554
               2013.......................................      4,632
               2014.......................................      4,764
               2015 and thereafter........................     16,705
                                                            ---------
                                                            $  40,100
                                                            =========


      Rental expense under operating leases aggregated approximately $4,500, $4,500 and $4,600 for the years ended September 30, 2007, 2008 and 2009, respectively.

      The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2009. Under these agreements, the Company must make specific minimum payments approximating the following:

            Year ending September 30,
               2010.......................................  $     942
               2011.......................................     10,063
               2012.......................................      4,749
               2013.......................................        346
                                                            ---------
                                                            $  16,100
                                                            =========

                        ALLBRITTON COMMUNICATIONS COMPANY

                 (Dollars in thousands except share information)


      The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2009 approximate the following:

            Year ending September 30,
               2010.......................................  $  10,117
               2011.......................................      4,086
               2012.......................................        331
               2013.......................................         77
                                                            ---------
                                                            $  14,611
                                                            =========

      The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating $1,221 during the years 2010 through 2013. At September 30, 2008 and 2009, the Company has recorded a deferred compensation liability of approximately $1,436 and $1,132, respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

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


NOTE 13--SUBSEQUENT EVENT

      On November 13, 2009, the equity interests of Politico, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As this distribution represents a transaction between parties under common control, the operations of Politico must be reflected in continuing operations until the period in which the distribution has been consummated. Accordingly, the operating results of Politico are included in these financial statements through September 30, 2009. In the Company's future financial statements, the operating results of Politico after November 13, 2009 will be excluded, and the operating results through November 13, 2009 will be presented as discontinued operations for all periods presented. The November 13, 2009 distribution of the equity interests of Politico will be reflected as a distribution to owners at historical cost.

                                                                     SCHEDULE II

                        ALLBRITTON COMMUNICATIONS COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)


                                      Balance at       Charged        Charged to
                                     beginning of      to costs          other                          Balance at
Classification                           year        and expenses      accounts        Deductions      end of year
----------------------------------   ------------    ------------     ----------       ----------      -----------
Year ended September 30, 2007:
    Allowance for doubtful
       accounts                        $ 1,240         $ 1,265              --          $  (958)<F2>     $  1,547
                                       =======         =======         ========         =======          ========

    Valuation allowance for
       deferred income tax assets      $ 4,429         $   372<F1>          --          $  (469)<F3>     $  4,332
                                       =======         =======         ========         =======          ========

Year ended September 30, 2008:
    Allowance for doubtful
       accounts                        $ 1,547         $ 1,068              --          $(1,052)<F2>     $  1,563
                                       =======         =======         ========         =======          ========

    Valuation allowance for
       deferred income tax assets      $ 4,332         $   164<F1>     $ (1,231)<F4>    $  (495)<F3>     $  2,770
                                       =======         =======         ========         =======          ========

Year ended September 30, 2009:
    Allowance for doubtful
       accounts                        $ 1,563         $ 1,041         $    (23)<F5>    $(1,012)<F2>     $  1,569
                                       =======         =======         ========         =======          ========

    Valuation allowance for
       deferred income tax assets      $ 2,770         $   371<F1>     $   (161)<F5>    $    (8)<F3>     $  2,972
                                       =======         =======         ========         =======          ========

__________
<F1> Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<F2> Write-off of uncollectible accounts, net of recoveries and collection fees.
<F3> Represents reduction of valuation allowance relating to certain net operating loss carryforwards.
<F4> Represents adjustment related to the adoption of new guidance related to accounting for uncertainty in income taxes.
<F5> Represents the distribution of the equity interests of WCIV effective
     August 1, 2009.

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

                                                    Date: December 18, 2009

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ BARBARA B. ALLBRITTON      Executive Vice President     December 18, 2009
-------------------------------     and Director
     Barbara B. Allbritton

   /s/ ROBERT L. ALLBRITTON       Chairman, Chief Executive    December 18, 2009
-------------------------------     Officer and Director
     Robert L. Allbritton           (principal executive
                                    officer)

  /s/ FREDERICK J. RYAN, JR.      Vice Chairman, President,    December 18, 2009
-------------------------------      Chief Operating Officer
    Frederick J. Ryan, Jr.           and Director

     /s/ STEPHEN P. GIBSON        Senior Vice President and    December 18, 2009
-------------------------------      Chief Financial Officer
       Stephen P. Gibson             (principal financial
                                     officer)

    /s/ ELIZABETH A. HALEY        Vice President and           December 18, 2009
-------------------------------      Controller (principal
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

Exhibit No.                  Description of Exhibit                     Page No.
-----------                  ----------------------                     --------

   4.5        Amendment No. 1 to Loan Documents, dated February 5, 2009     *
              by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K, No. 333-02302, dated February 5, 2009)

   4.6 Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent.

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