Form 10-Q
period 2009-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2010-02-10
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(703) 647-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒  (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of February 10, 2010: 20,000 shares.

(1)	Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2009, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

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

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. ALSO REFER TO THE RISKS DISCUSSED UNDER THE HEADING “RISK FACTORS” AND OTHER CAUTIONARY LANGUAGE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2008	2009

Operating revenues, net	$53,667	$55,272

Television operating expenses, excluding depreciation and amortization	31,268	26,924
Depreciation and amortization	2,113	2,008
Corporate expenses	1,013	1,454

	34,394	30,386

Operating income	19,273	24,886

Nonoperating income (expense)
Interest income
Related party	45	50
Other	18	—
Interest expense	(9,273)	(9,207)
Other, net	(299)	1,093

	(9,509)	(8,064)

Income from continuing operations before income taxes	9,764	16,822

Provision for income taxes	3,767	6,479

Income from continuing operations	5,997	10,343
(Loss) income from discontinued operations, net of income taxes (Note 6)	(754)	1,641

Net income	5,243	11,984

Retained earnings, beginning of period	38,537	28,332

Distribution of Politico, net (Note 6)	—	(7,129)

Retained earnings, end of period	$43,780	$33,187

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

	September 30, 2009	December 31, 2009 (unaudited)
Assets

Current assets
Cash and cash equivalents	$2,164	$3,376
Accounts receivable, net	36,092	38,739
Program rights	10,261	7,631
Deferred income taxes	1,348	1,256
Other	2,569	2,707

Total current assets	52,434	53,709

Property, plant and equipment, net	39,570	39,970
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,430	13,538
Program rights	827	704
Deferred income taxes	5,362	3,191
Deferred financing costs and other	3,897	3,580

	$127,110	$126,282

Liabilities and Stockholder’s Investment

Current liabilities
Accounts payable	$2,382	$1,936
Accrued interest payable	10,512	1,741
Program rights payable	12,618	10,064
Accrued employee benefit expenses	5,948	4,136
Other accrued expenses	5,481	5,195

Total current liabilities	36,941	23,072

Long-term debt	475,240	482,327
Program rights payable	1,279	1,101
Accrued employee benefit expenses	849	859
Deferred rent and other	11,610	11,451

Total liabilities	525,919	518,810

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	28,332	33,187
Distributions to owners, net (Note 5)	(476,773)	(475,347)

Total stockholder’s investment	(398,809)	(392,528)

	$127,110	$126,282

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2008	2009
Cash flows from operating activities:
Net income	$5,243	$11,984

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,312	2,021
Other noncash charges	340	377
Provision for doubtful accounts	248	221
Gain on disposal of assets	(90)	(1,405)
Tax effect of Politico distribution	—	(1,766)
Change in taxes due under tax sharing agreement	(116)	1,426
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(705)	(9,529)
Program rights	2,903	2,753
Other current assets	(315)	(929)
Deferred income taxes	745	2,180
Other noncurrent assets	(109)	(81)
Increase (decrease) in liabilities:
Accounts payable	482	(91)
Accrued interest payable	(8,684)	(8,771)
Program rights payable	(2,647)	(2,732)
Accrued employee benefit expenses	(2,883)	(195)
Other accrued expenses	1,887	182
Deferred income taxes	436	—
Deferred rent and other liabilities	(155)	(159)

	(6,351)	(16,498)

Net cash used in operating activities	(1,108)	(4,514)

Cash flows from investing activities:
Capital expenditures	(3,005)	(1,291)
Progress payments received from property insurance claim	1,390	—
Proceeds from disposal of assets	1	17

Net cash used in investing activities	(1,614)	(1,274)

Cash flows from financing activities:
Draws under line of credit, net	10,000	7,000
Distributions to owners	(9,050)	—
Repayments of distributions to owners	1,925	—

Net cash provided by financing activities	2,875	7,000

Net increase in cash and cash equivalents	153	1,212
Cash and cash equivalents, beginning of period	1,572	2,164

Cash and cash equivalents, end of period	$1,725	$3,376

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share information)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2010. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2009, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

We evaluated subsequent events for recognition or disclosure through February 10, 2010, the date of filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company estimates the fair value of its Senior Subordinated Notes to be approximately $428,000 and $449,000 at September 30, 2009 and December 31, 2009, respectively. The carrying value of the Company’s senior credit facility approximates fair value as borrowings bear interest at market rates.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2009 and December 31, 2009 was $11,590. While broadcast licenses are granted by the Federal Communications Commission for a fixed period of time, renewals of these licenses have occurred routinely and at nominal cost. Costs associated with the renewal of broadcast licenses are expensed as incurred.

The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2009 or December 31, 2009 as these intangible assets became fully amortized during the year ended September 30, 2008.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

(unaudited)

NOTE 4 – The FCC has granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters’ electronic news gathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of the Company’s markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged.

During the three months ended December 31, 2008 and 2009, the fair market value of the equipment received and placed into service was $108 and $1,398, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statements of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $108 and $1,398 for the three months ended December 31, 2008 and 2009, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

NOTE 5 – For the three months ended December 31, 2008 and 2009, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners

Balance as of September 30, 2008	$471,693	$—	$471,693

Cash advances to Perpetual	9,050		9,050
Repayment of cash advances to Perpetual	(1,925)		(1,925)
Charge for federal and state income taxes		(1,979)	(1,979)
Payment of income taxes		2,095	2,095

Balance as of December 31, 2008	$478,818	$116	$478,934

Balance as of September 30, 2009	$478,818	$(2,045)	$476,773

Cash advances to Perpetual	—		—
Repayment of cash advances to Perpetual	—		—
Charge for federal and state income taxes		(6,731)	(6,731)
Payment of income taxes		5,305	5,305

Balance as of December 31, 2009	$478,818	$(3,471)	$475,347

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

(unaudited)

The average amount of non-interest bearing advances outstanding was $468,224 and $473,818 during the three months ended December 31, 2008 and 2009, respectively.

NOTE 6 – Effective August 1, 2009, the equity interests of WCIV, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of WCIV constitute a component of the Company, the operating results of WCIV through July 31, 2009 are presented as discontinued operations for all periods presented. The distribution of the equity interests of WCIV was reflected as a distribution to owners at historical cost during the quarter ended September 30, 2009.

On November 13, 2009, the equity interests of Politico, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of Politico constitute a component of the Company, the operating results of Politico through November 13, 2009 are presented as discontinued operations for all periods presented. The distribution of the equity interests of Politico was reflected as a distribution to owners at historical cost, or $5,363, in the accompanying statement of operations and retained earnings for the quarter ended December 31, 2009. The $5,363 of equity interests of Politico distributed on November 13, 2009 consisted of current assets of $7,548, net property, plant and equipment of $258, current liabilities of $2,429 and non-current liabilities of $14. The distribution of Politico resulted in a current tax effect of $1,766 which was reflected as a reduction to stockholder’s investment during the three months ended December 31, 2009.

Following is a summary of operating results for discontinued operations for all periods presented:

	Three Months Ended December 31,
	2008	2009
Operating revenues, net	$4,425	$5,198
Total expenses	5,648	2,529

(Loss) income before taxes	(1,223)	2,669
(Benefit from) provision for income taxes	(469)	1,028

(Loss) income from discontinued operations	$(754)	$1,641

NOTE 7 – On November 13, 2009, the Company’s senior credit facility was amended to permit the distribution of the equity interests of Politico to Perpetual.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

(unaudited)

NOTE 8 – The Company’s business consists of WJLA/NewsChannel 8, five ABC network-affiliated television stations outside of the Washington, D.C. metropolitan area, and Politico (through November 13, 2009). Each of these operations is in the business of gathering and distributing news and entertainment content across multiple platforms, and revenue for each operation is substantially dependent upon advertising. In financial statements issued for periods ended prior to September 30, 2009, the Company aggregated each of these business units and reported its financial results in one reportable segment. Prior to filing its Annual Report on Form 10-K for the year ended September 30, 2009, management and the Board of Directors of the Company, upon recommendation of the Audit Committee, concluded that the Company’s previous application of accounting rules for segment reporting was not correct and that the previous segment disclosures should be restated. As a result, the segment disclosures were restated in the Company’s Form 10-K to include three reportable segments consisting of WJLA/NewsChannel 8, Other Television Stations and Politico.

In connection with the Company’s evaluation of its segment reporting in previously issued financial statements, management made certain modifications to the monthly financial reporting package provided to the Company’s chief operating decision maker. As a result of this change, the Company concluded that it had one operating segment for the three months ended December 31, 2009. Accordingly, the Company has reported one segment for the three months ended December 31, 2009 as well as for the comparable period in the prior fiscal year.

NOTE 9 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company’s year ending September 30, 2010. The Company adopted the guidance for financial assets and liabilities as of October 1, 2008. The adoption had no impact on the Company’s financial position or results of operations. The Company adopted the guidance related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis as of October 1, 2009. The adoption had no impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for the Company’s year ending September 30, 2011. The Company is currently evaluating the impact, if any, that this guidance may have on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except share information)

Overview

As used herein, the terms the “Company,” “our,” “us,” or “we” refer to Allbritton Communications Company and its subsidiaries and “ACC” refers solely to Allbritton Communications Company.

We own ABC network-affiliated television stations serving six geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET-TV in Lynchburg, Virginia. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

We also owned and operated WCIV in Charleston, South Carolina from March 1, 1996 until August 1, 2009, at which time the equity interests of WCIV were distributed to Perpetual Corporation (“Perpetual”). The operations of WCIV through July 31, 2009 are classified as discontinued operations for all periods presented.

In January 2007, we launched Politico, a specialized newspaper and Internet site (politico.com) that serves Congress, congressional staffers and those interested in the actions of our national legislature and political electoral process. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. The operations of Politico through November 13, 2009 are classified as discontinued operations for all periods presented.

We have concluded that we had one operating segment during the quarter ended December 31, 2009. Accordingly, we have reported one segment for all periods presented.

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

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 2008 and 2009 and the percentage change between the periods:

	Three Months Ended December 31,		Percent Change
	2008	2009

Operating revenues, net	$53,667	$55,272	3.0%
Total operating expenses	34,394	30,386	-11.7%

Operating income	19,273	24,886	29.1%
Nonoperating expenses, net	9,509	8,064	-15.2%
Income tax provision	3,767	6,479	72.0%

Income from continuing operations	5,997	10,343	72.5%
(Loss) income from discontinued operations, net of tax	(754)	1,641	—

Net income	$5,243	$11,984	128.6%

Net Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us for the three months ended December 31, 2008 and 2009, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended December 31,
	2008		2009
	Dollars	Percent	Dollars	Percent

Local and national (1)	$39,784	72.7%	$45,409	80.4%
Political (2)	8,145	14.9%	3,094	5.5%
Subscriber fees (3)	3,141	5.7%	4,427	7.8%
Internet (4)	700	1.3%	754	1.3%
Network compensation (5)	784	1.4%	575	1.0%
Trade and barter (6)	1,399	2.6%	1,352	2.4%
Other revenue	778	1.4%	893	1.6%

Operating revenues	54,731	100.0%	56,504	100.0%

Fees (7)	(1,064)		(1,232)

Operating revenues, net	$53,667		$55,272

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended December 31, 2009 totaled $55,272, an increase of $1,605, or 3.0%, when compared to net operating revenues of $53,667 for the three months ended December 31, 2008. This increase primarily reflects increased demand for local and national advertising as well as increased subscriber fees, partially offset by decreased political advertising revenues.

Local and national advertising revenues increased $5,625, or 14.1%, during the three months ended December 31, 2009 versus the comparable period in the prior year. Local and national revenue increased as a result of strengthening advertising demand due to the improving economic environment as well as due to an active quarter for issue-orientated advertising surrounding the legislative process. The automotive category, which decreased significantly during the previous fiscal year, was flat during the three months ended December 31, 2009 as compared to the same period in the prior fiscal year.

Political advertising revenues decreased by $5,051 to $3,094 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Political advertising revenue decreased as a result of spending in the prior year by the Presidential candidates leading up to the November 2008 general election, partially offset by advertising leading up to the Virginia Governor’s election in November 2009.

Subscriber fees increased $1,286, or 40.9%, during the three months ended December 31, 2009 as compared to the same period of the prior fiscal year. This increase was due to new retransmission consent agreements entered into with certain cable companies during the quarters ended March 31, 2009 and June 30, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

No individual advertiser accounted for more than 5% of our operating revenues during the three months ended December 31, 2008 or 2009.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2009 totaled $30,386, a decrease of $4,008, or 11.7%, compared to total operating expenses of $34,394 for the three-month period ended December 31, 2008. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $4,344, a decrease in depreciation and amortization of $105 and an increase in corporate expenses of $441.

Television operating expenses, excluding depreciation and amortization, decreased $4,344, or 13.9%, for the three months ended December 31, 2009 as compared to the same period in Fiscal 2009. This decrease was due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 in response to the overall weak advertising environment. These expense reductions included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment.

Corporate expenses increased $441, or 43.5%, for the three months ended December 31, 2009 as compared to the same period in Fiscal 2009 primarily due to increased compensation expense as compared to the prior year’s reduced levels.

Operating Income

For the three months ended December 31, 2009, operating income of $24,886 increased $5,613, or 29.1%, when compared to operating income of $19,273 for the three months ended December 31, 2008. For the three months ended December 31, 2009, the operating margin increased to 45.0% from 35.9%

for the comparable period in Fiscal 2009. The increases in operating income and margin during the three months ended December 31, 2009 were primarily the result of increased net operating revenues and decreased total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,207 for the three months ended December 31, 2009 decreased $66, or 0.7%, as compared to $9,273 for the three months ended December 31, 2008. The average balance of debt outstanding for the three months ended December 31, 2008 and 2009 was $485,353 and $476,302, respectively, and the weighted average interest rate on debt was 7.5% and 7.6% for the three months ended December 31, 2008 and 2009, respectively.

Other, net. Other, net nonoperating income was $1,093 for the three months ended December 31, 2009, as compared to other, net nonoperating expense of $299 for the same period in the prior year. The difference of $1,392 resulted from the recording of a non-cash gain on the exchange of equipment with Sprint Nextel Corporation (“Nextel”) of $1,398 during the three months ended December 31, 2009 as compared to $108 during the three months ended December 31, 2008. The FCC has granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters’ electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged.

Income Taxes

The provision for income taxes for the three months ended December 31, 2009 totaled $6,479, an increase of $2,712, or 72.0%, as compared to the provision for income taxes of $3,767 for the three months ended December 31, 2008. The increase in the provision for income taxes during the three months ended December 31, 2009 was primarily due to the $7,058, or 72.3%, increase in income from continuing operations before income taxes.

Income from Continuing Operations

Income from continuing operations during the three months ended December 31, 2009 was $10,343, an increase of $4,346, or 72.5%, when compared to income from continuing operations of $5,997 during the comparable period in Fiscal 2009. This increase was primarily due to increased operating income as discussed above.

(Loss) Income from Discontinued Operations, Net of Tax

The operations of WCIV and Politico through July 31, 2009 and November 13, 2009, respectively, are classified as discontinued operations for all periods presented. Income from discontinued operations was $1,641 net of the related provision for income taxes of $1,028, during the three months ended December 31, 2009. The distribution of Politico resulted in a current tax effect of $1,766 which was reflected as a reduction to stockholder’s investment during the three months ended December 31, 2009. Loss from discontinued operations during the three months ended December 31, 2008 was $754, net of the related tax benefit of $469.

Net Income

For the three months ended December 31, 2009, the Company recorded net income of $11,984 as compared to $5,243 for the three months ended December 31, 2008. The increase of $6,741 during the three months ended December 31, 2009 was primarily due to increased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2009 to December 31, 2009 consisted primarily of decreases in program rights, accrued interest payable and program rights payable. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on December 15, 2009. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of December 31, 2009, our cash and cash equivalents aggregated $3,376, and we had an excess of current assets over current liabilities of $30,637.

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

As reported in the consolidated statements of cash flows, our net cash used in operating activities was $1,108 and $4,514 for the three months ended December 31, 2008 and 2009, respectively. The $3,406 decrease in cash flows from operating activities was primarily the result of increased levels of accounts receivable, excluding the effect of discontinued operations, associated with the increase in net operating revenues, partially offset by increased net income during the quarter ended December 31, 2009 as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the three months ended December 31, 2008, we made cash advances, net of repayments, to Perpetual of $7,125. No cash advances were made during the three months ended December 31, 2009. Such advances are currently restricted pursuant to the terms of our senior credit facility. See “Indebtedness.” The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “Overview.”

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

During the three months ended December 31, 2009, we made a tax payment to Perpetual of $2,045 that was due under the tax sharing agreement as of September 30, 2009. In addition, during the three months ended December 31, 2008 and 2009, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $2,095 and $3,260, respectively. We were charged by Perpetual for federal and state income taxes totaling $1,979 and $6,731 during the three months ended December 31, 2008 and 2009, respectively.

Stockholder’s deficit amounted to $392,528 at December 31, 2009, a decrease of $6,281, or 1.6%, from the September 30, 2009 deficit of $398,809. The decrease was due to net income for the period of $11,984 as well as a net decrease in distributions to owners of $1,426 related to tax charges and payments under the tax sharing agreement, partially offset by the distribution of the equity interests of Politico to Perpetual at historical cost of $5,363 as well as the related tax effect of the Politico distribution of $1,766.

Indebtedness. Our total debt increased from $475,240 at September 30, 2009 to $482,327 at December 31, 2009. This debt, net of applicable discounts, consisted of $453,827 of 7 3/4% senior subordinated notes due December 15, 2012 and $28,500 of draws under our senior credit facility at December 31, 2009. The increase of $7,087 in total debt from September 30, 2009 to December 31, 2009 was primarily due to $7,000 in net draws under the senior credit facility.

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

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2009, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $28,500 was outstanding at December 31, 2009, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The maximum total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants. The total leverage ratio also serves to limit cash advances to Perpetual. Under our senior credit facility, the total leverage ratio must not exceed 6.75 in order for such advances to be made. The calculation for this ratio and the financial covenant requirement for this ratio as of December 31, 2009 and September 30, 2009 are provided below.

	Calculation as of December 31, 2009	Covenant Requirement as of December 31, 2009	Calculation as of September 30, 2009	Covenant Requirement as of September 30, 2009
Total Leverage Ratio
Total debt, plus unamortized debt discount	$483,500		$476,500
Consolidated EBITDA, as defined below	$71,750		$67,248
Total debt, plus unamortized debt discount, divided by Consolidated EBITDA	6.74	Must not exceed 7.75	7.09	Must not exceed 8.00

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended December 31, 2009	Calculation for the twelve months ended September 30, 2009
Net income (loss)	$1,169	$(5,572)
(Income) loss from discontinued operations, net of tax	(2,594)	214
Provision for (benefit from) income taxes	1,999	(373)
Interest expense	37,114	37,180
Gain on disposal of assets	(7,882)	(6,459)
Depreciation and amortization	8,834	9,087
Provision for doubtful accounts	893	991
Other noncash charges	32,217	32,180

Consolidated EBITDA	$71,750	$67,248

The calculation for the twelve months ended September 30, 2009 excludes amounts related to WCIV, and the calculation for the twelve months ended December 31, 2009 excludes amounts related to WCIV and Politico as required by the senior credit facility. Consolidated EBITDA is a non-GAAP measure which is only presented for purposes of assisting the reader in understanding our compliance with our financial covenants. We have calculated Consolidated EBITDA in accordance with the specific requirements of our senior credit facility, and this calculation may not be consistent with similarly titled measures used by other companies. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

As noted above, the significant general economic decline during 2009 adversely impacted advertising revenues, and we initiated actions to reduce costs in response thereto. In light of the adverse impact of the economic conditions, we obtained an amendment to our senior credit facility that, among other things, increased the permitted maximum total leverage ratio covenant as calculated above. The permitted maximum total leverage ratio steps back down in the future, including decreases to 7.50 effective March 31, 2010 and 7.25 effective September 30, 2010. We believe that based on anticipated improved results for Fiscal 2010, including the continuing benefit of the cost reductions we initiated during Fiscal 2009, we will be able to continue to comply with the financial covenants of our senior credit facility. However, an unexpected future decline in advertising revenues could adversely affect our ability to continue to comply with these covenants.

The indenture for our long-term debt provides that, whether or not required by the rules and regulations of the SEC, so long as any senior notes are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, the indenture also provides that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. Although our duty to file such reports with the SEC has been automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934 since October 1, 2003, we are continuing to file such reports in accordance with the terms of the indenture.

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2010 will be in the approximate range of $5,000 to $6,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the completion of the transition to our final digital channels. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2009 totaled $1,291.

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

New Accounting Standards

In September 2006, the FASB issued new guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until our year ending September 30, 2010. We adopted the guidance for financial assets and liabilities as of October 1, 2008. The adoption had no impact on our financial position or results of operations. We adopted the guidance related to non-financial assets and liabilities which are not recognized or disclosed on a recurring basis as of October 1, 2009. The adoption had no impact on our financial position or results of operations.

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

At December 31, 2009, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At December 31, 2009, the carrying value of such debt was $453,827, the fair value was approximately $449,000 and the interest rate was 7 3 /4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.	Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the annual meeting of stockholders of the Company held on November 23, 2009, each of the incumbent directors of the Company was re-elected by the Company’s sole stockholder to serve until the next annual meeting and until his or her successor is elected and qualified.

Item 6.	Exhibits

a. Exhibits

See Exhibit Index on pages 19-21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY
(Registrant)

February 10, 2010		/S/ ROBERT L. ALLBRITTON
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

February 10, 2010		/S/ STEPHEN P. GIBSON
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

1.1	Purchase Agreement dated December 6, 2002 by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K, No. 333-02302, dated December 17, 2002)	*

1.2	Purchase Agreement dated January 28, 2003 by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 1.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)	*

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of December 20, 2002 between ACC and State Street Bank and Trust Company, as Trustee, relating to the 7 3/4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated December 23, 2002)	*

4.2	Supplemental Indenture dated as of February 6, 2003 between ACC and U.S. Bank National Association (successor-in-interest to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of December 20, 2002 between ACC and State Street Bank and Trust Company, as Trustee, relating to the 7 3/ 4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 6, 2003)	*

4.3	Form of 7 3/4% Series B Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)	*

4.4	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

4.5	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.6	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

10.1	Registration Rights Agreement by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities Inc. dated December 20, 2002. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)	*

10.2	Registration Rights Agreement by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities Inc. dated February 6, 2003. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, No. 333-02302, dated April 11, 2003)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment