Form 10-Q
period 2010-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2010-05-14
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒  (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of May 14, 2010: 20,000 shares.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010

Operating revenues, net	$39,587	$45,354	$93,254	$100,626

Television operating expenses, excluding depreciation, amortization and impairment	28,211	26,706	59,479	53,630
Depreciation and amortization	2,204	2,070	4,317	4,078
Impairment of intangible assets	27,700	—	27,700	—
Corporate expenses	1,196	1,407	2,209	2,861

	59,311	30,183	93,705	60,569

Operating (loss) income	(19,724)	15,171	(451)	40,057

Nonoperating income (expense)
Interest income
Related party	45	60	90	110
Other	10	—	28	—
Interest expense	(9,291)	(9,194)	(18,564)	(18,401)
Other, net	(283)	(93)	(582)	1,000

	(9,519)	(9,227)	(19,028)	(17,291)

(Loss) income from continuing operations before income taxes	(29,243)	5,944	(19,479)	22,766

(Benefit from) provision for income taxes	(8,831)	2,359	(5,064)	8,838

(Loss) income from continuing operations	(20,412)	3,585	(14,415)	13,928
(Loss) income from discontinued operations, net of income taxes (Note 6)	(186)	—	(940)	1,641

Net (loss) income	(20,598)	3,585	(15,355)	15,569

Retained earnings, beginning of period	43,780	33,187	38,537	28,332

Distribution of Politico, net (Note 6)	—	—	—	(7,129)

Retained earnings, end of period	$23,182	$36,772	$23,182	$36,772

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2009	March 31, 2010 (unaudited)
Assets

Current assets
Cash and cash equivalents	$2,164	$3,523
Accounts receivable, net	36,092	36,124
Program rights	10,261	5,103
Deferred income taxes	1,348	1,256
Other	2,569	2,939

Total current assets	52,434	48,945

Property, plant and equipment, net	39,570	39,234
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,430	13,647
Program rights	827	582
Deferred income taxes	5,362	3,113
Deferred financing costs and other	3,897	3,632

	$127,110	$120,743

Liabilities and Stockholder’s Investment

Current liabilities
Accounts payable	$2,382	$2,704
Accrued interest payable	10,512	10,494
Program rights payable	12,618	6,761
Accrued employee benefit expenses	5,948	4,844
Other accrued expenses	5,481	3,804

Total current liabilities	36,941	28,607

Long-term debt	475,240	465,916
Program rights payable	1,279	970
Accrued employee benefit expenses	849	858
Deferred rent and other	11,610	11,293

Total liabilities	525,919	507,644

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	28,332	36,772
Distributions to owners, net (Note 5)	(476,773)	(473,305)

Total stockholder’s investment	(398,809)	(386,901)

	$127,110	$120,743

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net (loss) income	$(15,355)	$15,569

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,722	4,091
Impairment of intangible assets	27,700	—
Other noncash charges	730	756
Provision for doubtful accounts	555	426
Gain on disposal of assets	(137)	(1,628)
Tax effect of Politico distribution	—	(1,766)
Change in taxes due under tax sharing agreement	(755)	3,468
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,127	(7,119)
Program rights	5,702	5,403
Other current assets	(389)	(1,161)
Deferred income taxes	(7,227)	2,258
Other noncurrent assets	(204)	(200)
Increase (decrease) in liabilities:
Accounts payable	(295)	677
Accrued interest payable	138	(18)
Program rights payable	(5,647)	(6,166)
Accrued employee benefit expenses	(2,502)	512
Other accrued expenses	(1,830)	(1,209)
Deferred rent and other liabilities	(400)	(317)

	23,288	(1,993)

Net cash provided by operating activities	7,933	13,576

Cash flows from investing activities:
Capital expenditures	(6,634)	(2,413)
Progress payments received from property insurance claim	4,312	—
Proceeds from disposal of assets	62	28

Net cash used in investing activities	(2,260)	(2,385)

Cash flows from financing activities:
Draws (repayments) under line of credit, net	2,000	(9,500)
Deferred financing costs	(329)	(332)
Distributions to owners	(9,050)	—
Repayments of distributions to owners	1,925	—

Net cash used in financing activities	(5,454)	(9,832)

Net increase in cash and cash equivalents	219	1,359
Cash and cash equivalents, beginning of period	1,572	2,164

Cash and cash equivalents, end of period	$1,791	$3,523

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2010. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2009, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using quoted market prices. The Company estimates the fair value of its Senior Subordinated Notes to be approximately $428,000 and $457,000 at September 30, 2009 and March 31, 2010, respectively. The carrying value of the Company’s senior credit facility approximates fair value as borrowings bear interest at market rates.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2009 and March 31, 2010 was $11,590. While broadcast licenses are granted by the Federal Communications Commission for a fixed period of time, renewals of these licenses have occurred routinely and at nominal cost. Costs associated with the renewal of broadcast licenses are expensed as incurred.

The Company tests its indefinite lived intangible assets for impairment annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may have existed. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(unaudited)

were impaired. As a result, the Company recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009.

The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2009 or March 31, 2010 as these intangible assets became fully amortized during the year ended September 30, 2008.

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

During the six months ended March 31, 2009 and 2010, the fair market value of the equipment received and placed into service was $108 and $1,610, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statements of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $108 and $1,610 for the six months ended March 31, 2009 and 2010, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(unaudited)

NOTE 5 – For the six months ended March 31, 2009 and 2010, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia state Income Tax Receivable (Payable)	Net Distributions to Owners

Balance as of September 30, 2008	$471,693	$—	$471,693

Cash advances to Perpetual	9,050		9,050
Repayment of cash advances to Perpetual	(1,925)		(1,925)
Charge for federal and state income taxes		(1,385)	(1,385)
Payment of income taxes		2,140	2,140

Balance as of March 31, 2009	$478,818	$755	$479,573

Balance as of September 30, 2009	$478,818	$(2,045)	$476,773

Cash advances to Perpetual	—		—
Repayment of cash advances to Perpetual	—		—
Charge for federal and state income taxes		(8,833)	(8,833)
Payment of income taxes		5,365	5,365

Balance as of March 31, 2010	$478,818	$(5,513)	$473,305

The average amount of non-interest bearing advances outstanding was $470,990 and $473,818 during the six months ended March 31, 2009 and 2010, respectively.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(unaudited)

Following is a summary of operating results for discontinued operations for all periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010
Operating revenues, net	$5,719	$—	$10,144	$5,198
Total expenses	6,029	—	11,677	2,529

(Loss) income before taxes	(310)	—	(1,533)	2,669
(Benefit from) provision for income taxes	(124)	—	(593)	1,028

(Loss) income from discontinued operations	$(186)	$—	$(940)	$1,641

NOTE 7 – The Company’s business consists of WJLA/NewsChannel 8, five ABC network-affiliated television stations outside of the Washington, D.C. metropolitan area, and Politico (through November 13, 2009). Each of these operations is in the business of gathering and distributing news and entertainment content across multiple platforms, and revenue for each operation is substantially dependent upon advertising. In financial statements issued for periods ended prior to September 30, 2009, the Company aggregated each of these business units and reported its financial results in one reportable segment. Prior to filing its Annual Report on Form 10-K for the year ended September 30, 2009, management and the Board of Directors of the Company, upon recommendation of the Audit Committee, concluded that the Company’s previous application of accounting rules for segment reporting was not correct and that the previous segment disclosures should be restated. As a result, the segment disclosures were restated in the Company’s Form 10-K to include three reportable segments consisting of WJLA/NewsChannel 8, Other Television Stations and Politico.

In connection with the Company’s evaluation of its segment reporting in previously issued financial statements, management made certain modifications to the monthly financial reporting package provided to the Company’s chief operating decision maker. As a result of this change, the Company concluded that it had one operating segment for the three and six months ended March 31, 2010. Accordingly, the Company has reported one segment for the three and six months ended March 31, 2010 as well as for the comparable periods in the prior fiscal year.

NOTE 8 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance does not expand or require any new fair value measures but is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB delayed the effective date of this guidance for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company’s year ending September 30, 2010. The Company adopted the guidance for financial assets and liabilities as of October 1, 2008. The adoption had no impact on the Company’s financial position or results of operations. The Company adopted the guidance related to non-financial assets and liabilities which are not

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(unaudited)

recognized or disclosed on a recurring basis as of October 1, 2009. The adoption had no impact on the Company’s financial position or results of operations.

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

NOTE 9 – On April 29, 2010, the Company executed an amendment to its senior credit facility. The amendment served to: (i) permit the Company to complete its offering of senior notes as discussed below; (ii) provide additional collateral under the senior credit facility; (iii) extend the maturity date to April 29, 2013; and (iv) reduce the total commitment under the credit facility from $65,000 to $60,000.

On April 30, 2010, the Company issued $455,000 aggregate principal amount of 8% Senior Notes due May 15, 2018 (the “2018 Notes”) at par. The net proceeds were used to purchase $405,443 aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2012 (the “2012 Notes”) on April 30, 2010 and $10 aggregate principal amount of its 2012 Notes on May 14, 2010, all of which were received and accepted for purchase in accordance with the Company’s tender offer for the 2012 Notes. The remaining net proceeds of the 2018 Notes, together with borrowings under the Company’s senior credit facility and cash on hand, will be used to redeem the remaining $49,547 aggregate principal amount of outstanding 2012 Notes on June 1, 2010.

As a result of the purchase and redemption of its 2012 Notes, the Company expects to record a pre-tax charge of approximately $10,400 during the quarter ending June 30, 2010 related to the early repayment of the 2012 Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Overview

As used herein, the terms the “Company,” “our,” “us,” or “we” refer to Allbritton Communications Company and its subsidiaries and “ACC” refers solely to Allbritton Communications Company.

We own and operate ABC network-affiliated television stations serving six geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET-TV in Lynchburg, Virginia. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

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

We have concluded that we had one operating segment during the three and six months ended March 31, 2010. Accordingly, we have reported one segment for all periods presented.

Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2010 Winter Olympic Games were broadcast by NBC in February 2010 in connection with NBC’s United States television rights to the Olympic Games, which extend through 2012.

Results of Operations

Set forth below are selected consolidated financial data for the three and six months ended March 31, 2009 and 2010 and the percentage change between the periods:

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2009	2010	Change	2009	2010	Change

Operating revenues, net	$39,587	$45,354	14.6%	$93,254	$100,626	7.9%
Impairment of intangible assets	27,700	—	—	27,700	—	—
All other operating expenses	31,611	30,183	-4.5%	66,005	60,569	-8.2%

Operating (loss) income	(19,724)	15,171	—	(451)	40,057	—
Nonoperating expenses, net	9,519	9,227	-3.1%	19,028	17,291	-9.1%

Income tax (benefit) provision	(8,831)	2,359	—	(5,064)	8,838	—

(Loss) income from continuing operations	(20,412)	3,585	—	(14,415)	13,928	—
(Loss) income from discontinued operations, net of tax	(186)	—	—	(940)	1,641	—

Net (loss) income	$(20,598)	$3,585	—	$(15,355)	$15,569	—

Net Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us for each of the three and six month periods ended March 31, 2009 and 2010, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2010		2009		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Local and national (1)	$32,784	81.6%	$37,731	81.6%	$72,568	76.5%	$83,140	80.9%
Political (2)	110	0.3%	553	1.2%	8,255	8.7%	3,647	3.6%
Subscriber fees (3)	3,917	9.8%	4,718	10.2%	7,058	7.4%	9,145	8.9%
Internet (4)	582	1.4%	628	1.4%	1,282	1.3%	1,382	1.3%
Network compensation (5)	618	1.5%	604	1.3%	1,402	1.5%	1,179	1.1%
Trade and barter (6)	1,354	3.4%	1,299	2.8%	2,753	2.9%	2,651	2.6%
Other revenue	789	2.0%	714	1.5%	1,567	1.7%	1,607	1.6%

Operating revenues	40,154	100.0%	46,247	100.0%	94,885	100.0%	102,751	100.0%

Fees (7)	(567)		(893)		(1,631)		(2,125)

Operating revenues, net	$39,587		$45,354		$93,254		$100,626

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended March 31, 2010 totaled $45,354, an increase of $5,767, or 14.6%, when compared to net operating revenues of $39,587 for the three months ended March 31, 2009. Net operating revenues increased $7,372, or 7.9%, to $100,626 for the six months ended March 31, 2010 as compared to $93,254 for the same period in the prior year. These increases primarily reflect increased demand for local and national advertising as well as increased subscriber fees. During the six months ended March 31, 2010, these increases were partially offset by decreased political advertising revenues.

Local and national advertising revenues increased $4,947, or 15.1%, and $10,572, or 14.6%, during the three and six months ended March 31, 2010, respectively, versus the comparable periods in Fiscal 2009. Local and national advertising revenue increased as a result of strengthening advertising demand due to the improving economic environment as well as active issue-oriented advertising surrounding the legislative process. The automotive category, which decreased significantly during the previous fiscal year, was flat during the three months ended December 31, 2009 and increased 54% during the three months ended March 31, 2010.

Political advertising revenues decreased $4,608, or 55.8%, during the six months ended March 31, 2010 as compared to the same period in Fiscal 2009. Political advertising revenue decreased as a result of spending in the prior year by the Presidential candidates leading up to the November 2008 general election, partially offset by advertising leading up to the Virginia Governor’s election in November 2009.

Subscriber fees increased $801, or 20.4%, and $2,087, or 29.6%, during the three and six months ended March 31, 2010, respectively, as compared to the same periods of the prior fiscal year. These increases were due to new retransmission consent agreements entered into with certain cable companies during the quarters ended March 31, 2009 and June 30, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

No individual advertiser accounted for more than 5% of our broadcast revenues during the three or six months ended March 31, 2009 or 2010.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2010 totaled $30,183, a decrease of $29,128, or 49.1%, compared to total operating expenses of $59,311 for the three-month period ended March 31, 2009. This net decrease consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $1,505, a decrease in depreciation and amortization of $134, an intangible asset impairment charge in the prior year of $27,700 and an increase in corporate expenses of $211.

Total operating expenses for the six months ended March 31, 2010 totaled $60,569, a decrease of $33,136, or 35.4%, compared to total operating expenses of $93,705 for the six-month period ended March 31, 2009. This net decrease consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $5,849, a decrease in depreciation and amortization of $239, an intangible asset impairment charge in the prior year of $27,700 and an increase in corporate expenses of $652.

Television operating expenses, excluding depreciation, amortization and impairment, decreased $1,505, or 5.3%, and $5,849, or 9.8%, for the three and six months ended March 31, 2010, respectively, as compared to the same periods in Fiscal 2009. These decreases were due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 in response to the overall weak advertising environment. These expense reductions included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment. The full-year effect of these initiatives largely had occurred by February 1, 2010.

Corporate expenses increased $211, or 17.6%, and $652, or 29.5%, for the three and six months ended March 31, 2010 as compared to the same periods in Fiscal 2009 primarily due to increased compensation expense as compared to the prior year’s reduced levels.

During the quarter ended March 31, 2009 of the prior fiscal year, events occurred which indicated that an impairment of certain broadcast licenses may have existed. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009.

Operating Income (Loss)

For the three months ended March 31, 2010, operating income of $15,171 represented an increase of $34,895 when compared to the operating loss of $19,724 for the three months ended March 31, 2009. For the three months ended March 31, 2010, the operating margin increased to 33.5% from -49.8% for the comparable period in Fiscal 2009. The increases in operating income and margin during the three months ended March 31, 2010 were primarily the result of increased net operating revenues and decreased total operating expenses, as discussed above.

Operating income of $40,057 for the six months ended March 31, 2010 increased $40,508 when compared to the operating loss of $451 for the same period in the prior fiscal year. For the six months ended March 31, 2010, the operating margin increased to 39.8% from -0.5% for the comparable period in the prior fiscal year. The increases in operating income and margin were primarily the result of increased net operating revenues and decreased total operating expenses, as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,194 for the three months ended March 31, 2010 decreased $97, or 1.0%, as compared to $9,291 for the three-month period ended March 31, 2009. The average balance of debt outstanding for the three months ended March 31, 2009 and 2010 was $493,444 and $476,817, respectively, and the weighted average interest rate on debt was 7.4% and 7.6% for the three-month periods ended March 31, 2009 and 2010, respectively.

Interest expense of $18,401 for the six months ended March 31, 2010 decreased $163, or 0.9%, as compared to $18,564 for the comparable period of Fiscal 2009. The average balance of debt outstanding for the six months ended March 31, 2009 and 2010 was $489,354 and $476,556, respectively, and the weighted average interest rate on debt was 7.5% and 7.6% for the six-month periods ended March 31, 2009 and 2010, respectively.

Other, net. Other, net nonoperating income was $1,000 for the six months ended March 31, 2010, as compared to other, net nonoperating expense of $582 for the same period in the prior year. The difference of $1,582 resulted from the recording of a non-cash gain on the exchange of equipment with Sprint Nextel Corporation (“Nextel”) of $1,610 during the six months ended March 31, 2010 as compared to $108 during the six months ended March 31, 2009. The FCC has granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters’ electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged.

Income Taxes

The provision for income taxes for the three months ended March 31, 2010 totaled $2,359 as compared to the benefit from income taxes of $8,831 for the three months ended March 31, 2009. The increase in the provision for income taxes of $11,190 during the three months ended March 31, 2010 was primarily due to the $35,187 increase in income from continuing operations before income taxes.

The provision for income taxes for the six months ended March 31, 2010 totaled $8,838 as compared to the benefit from income taxes of $5,064 for the six months ended March 31, 2009. The increase in the provision for income taxes of $13,902 during the six months ended March 31, 2010 was primarily due to the $42,245 increase in income from continuing operations before income taxes.

(Loss) Income from Continuing Operations

Income from continuing operations during the three months ended March 31, 2010 was $3,585, an increase of $23,997 when compared to the loss from continuing operations of $20,412 during the comparable period in Fiscal 2009. This increase was primarily due to increased operating income as discussed above.

Income from continuing operations during the six months ended March 31, 2010 was $13,928, an increase of $28,343 when compared to the loss from continuing operations of $14,415 during the comparable period in Fiscal 2009. This increase was primarily due to increased operating income as discussed above.

(Loss) Income from Discontinued Operations, Net of Tax

The operations of WCIV and Politico through July 31, 2009 and November 13, 2009, respectively, are classified as discontinued operations for all periods presented. As the distributions of WCIV and Politico took place prior to the quarter ended March 31, 2010, there is no activity recorded during the three months ended March 31, 2010. Income from discontinued operations was $1,641, net of the related provision for income taxes of $1,028, during the three months ended December 31, 2009. The distribution of Politico resulted in a current tax effect of

$1,766 which was reflected as a reduction to stockholder’s investment during the three months ended December 31, 2009. Loss from discontinued operations during the three and six months ended March 31, 2009 was $186, net of the related tax benefit of $124, and $940, net of the related tax benefit of $593, respectively.

Net (Loss) Income

For the three months ended March 31, 2010, the Company recorded net income of $3,585 as compared to a net loss of $20,598 for the three months ended March 31, 2009. The increase of $24,183 during the three months ended March 31, 2010 was primarily due to increased operating income as discussed above.

For the six months ended March 31, 2010, the Company recorded net income of $15,569 as compared to a net loss of $15,355 for the six months ended March 31, 2009. This increase in net income of $30,924 during the six months ended March 31, 2010 was primarily due to increased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2009 to March 31, 2010 consisted primarily of decreases in program rights and program rights payable. These decreases reflect the annual cycle of the underlying program contracts which generally begins in September of each year. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of March 31, 2010, our cash and cash equivalents aggregated $3,523, and we had an excess of current assets over current liabilities of $20,338.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $7,933 and $13,576 for the six months ended March 31, 2009 and 2010, respectively. The $5,643 increase in cash flows from operating activities primarily resulted from the $11,593 increase in net income exclusive of the prior year intangible asset impairment charge net of the related tax benefit, increased accounts receivable and various differences in timing of cash receipts and payments in the ordinary course of operations. The increased levels of accounts receivable, excluding the effect of discontinued operations, was primarily due to the increase in net operating revenues during the six months ended March 31, 2010.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the six months ended March 31, 2009, we made cash advances, net of repayments, to Perpetual of $7,125. No cash advances were made during the six months ended March 31, 2010. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “Overview.”

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

During the six months ended March 31, 2010, we made a tax payment to Perpetual of $2,045 that was due under the tax sharing agreement as of September 30, 2009. In addition, during the six months ended March 31, 2009 and 2010, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $2,140 and $3,320, respectively. We were charged by Perpetual for federal and state income taxes totaling $1,385 and $8,833 during the six months ended March 31, 2009 and 2010, respectively.

Stockholder’s deficit amounted to $386,901 at March 31, 2010, a decrease of $11,908, or 3.0%, from the September 30, 2009 deficit of $398,809. The decrease was due to net income for the six-month period of $15,569 as well as a net decrease in distributions to owners of $3,468 related to tax charges and payments under the tax sharing agreement, partially offset by the distribution of the equity interests of Politico to Perpetual at historical cost of $5,363 as well as the related tax effect of the Politico distribution of $1,766.

Indebtedness. Our total debt decreased from $475,240 at September 30, 2009 to $465,916 at March 31, 2010. This debt, net of applicable discounts, consisted of $453,916 of 7 3/4% Senior Subordinated Notes due December 15, 2012 (the “2012 Notes”) and $12,000 of draws under our senior credit facility at March 31, 2010. The decrease of $9,324 in total debt from September 30, 2009 to March 31, 2010 was primarily due to $9,500 in net repayments under the senior credit facility.

On April 29, 2010, we executed an amendment to our senior credit facility. The amendment served to: (i) permit us to complete our offering of senior notes as discussed below; (ii) provide additional collateral under the senior credit facility; (iii) extend the maturity date to April 29, 2013; and (iv) reduce the total commitment under the credit facility from $65,000 to $60,000.

Our senior credit facility is secured by the assets and pledge of stock of ACC and its subsidiaries. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

On April 30, 2010, we issued $455,000 aggregate principal amount of 8% Senior Notes due May 15, 2018 (the “2018 Notes”) at par. The net proceeds were used to purchase $405,443 aggregate principal amount of our 2012 Notes on April 30, 2010 and $10 aggregate principal amount of our 2012 Notes on May 14, 2010, all of which were received and accepted for purchase in accordance with our tender offer for the 2012 Notes. The remaining net proceeds of the 2018 Notes, together with borrowings under our senior credit facility and cash on hand, will be used to redeem the remaining $49,547 aggregate principal amount of outstanding 2012 Notes on June 1, 2010.

As a result of the purchase and redemption of its 2012 Notes, we expect to record a pre-tax charge of approximately $10,400 during the quarter ending June 30, 2010 related to the early repayment of the 2012 Notes.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under our senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2010, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $12,000 was outstanding at March 31, 2010, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The maximum total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants. The total leverage ratio also serves to limit cash advances to Perpetual. Under our senior credit facility, the total leverage ratio must not exceed 6.75 in order for such advances to be made. The calculation for this ratio and the financial covenant requirement for this ratio as of March 31, 2010 and September 30, 2009 are provided below.

	Calculation as of March 31, 2010	Covenant Requirement as of March 31, 2010	Calculation as of September 30, 2009	Covenant Requirement as of September 30, 2009
Total Leverage Ratio
Total debt, plus unamortized debt discount	$467,000		$476,500
Consolidated EBITDA, as defined below	$78,766		$67,248
Total debt, plus unamortized debt discount, divided by Consolidated EBITDA	5.93	Must not exceed 7.50	7.09	Must not exceed 8.00

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended March 31, 2010	Calculation for the twelve months ended September 30, 2009
Net income (loss)	$25,352	$(5,572)
(Income) loss from discontinued operations, net of tax	(2,780)	214
Provision for (benefit from) income taxes	13,189	(373)
Interest expense	37,017	37,180
Gain on disposal of assets	(8,058)	(6,459)
Depreciation and amortization	8,700	9,087
Provision for doubtful accounts	840	991
Other noncash charges	4,506	32,180

Consolidated EBITDA	$78,766	$67,248

The calculation for the twelve months ended September 30, 2009 excludes amounts related to WCIV, and the calculation for the twelve months ended March 31, 2010 excludes amounts related to WCIV and Politico as required by the senior credit facility. Consolidated EBITDA is a non-GAAP measure which is only presented for purposes of assisting the reader in understanding our compliance with our financial covenants. We have calculated Consolidated EBITDA in accordance with the specific requirements of our senior credit facility, and this calculation may not be consistent with similarly titled measures used by other companies. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

As noted above, the significant general economic decline during 2009 adversely impacted advertising revenues and we initiated actions to reduce costs in response thereto. In light of the adverse impact of the economic conditions, we obtained an amendment to our senior credit facility that, among other things, increased the permitted maximum total leverage ratio covenant as calculated above. The permitted maximum total leverage ratio steps back down in the future, including a decrease to 7.25 effective September 30, 2010. We believe that based on anticipated improved results for Fiscal 2010, including the continuing benefit of the majority of the cost reductions we initiated during Fiscal 2009, we will be able to continue to comply with the financial covenants of our senior credit facility.

The indenture for our long-term debt provides that, whether or not required by the rules and regulations of the SEC, so long as any senior notes are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, the indenture also provides that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. Although our duty to file such reports with the SEC has been automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934 since October 1, 2003, we are continuing to file such reports in accordance with the indenture.

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2010 will be in the approximate range of $5,000 to $6,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the completion of the transition to our final digital channels. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under our senior credit facility. Capital expenditures during the six months ended March 31, 2010 totaled $2,413.

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

At March 31, 2010, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures December 15, 2012. At March 31, 2010, the carrying value of such debt was $453,916, the fair value was approximately $457,000 and the interest rate was 7 3/4%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.	Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 15d-15(e)) as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Exhibit Index on pages 21-24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY
(Registrant)

May 14, 2010		/S/ ROBERT L. ALLBRITTON
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

May 14, 2010		/S/ STEPHEN P. GIBSON
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

1.1	Purchase Agreement dated December 6, 2002 by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 1 of the Company’s Form 10-K, No. 333-02302, dated December 17, 2002)	*

1.2	Purchase Agreement dated January 28, 2003 by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities, Inc. (Incorporated by reference to Exhibit 1.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)	*

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of December 20, 2002 between ACC and State Street Bank and Trust Company, as Trustee, relating to the 7 3/4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated December 23, 2002)	*

4.2	Supplemental Indenture dated as of February 6, 2003 between ACC and U.S. Bank National Association (successor-in-interest to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of December 20, 2002 between ACC and State Street Bank and Trust Company, as Trustee, relating to the 7 3/ 4% Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 6, 2003)	*

4.3	Form of 7 3/4% Series B Senior Subordinated Notes due 2012. (Incorporated by reference to Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)	*

4.4	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

4.5	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.6	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.7	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.9	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.10	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Registration Rights Agreement by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities Inc. dated December 20, 2002. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated February 3, 2003)	*

10.2	Registration Rights Agreement by and among ACC, Deutsche Bank Securities Inc. and Fleet Securities Inc. dated February 6, 2003. (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, No. 333-02302, dated April 11, 2003)	*

Exhibit No.	Description of Exhibit	Page No.

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.9	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.10	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

*	Previously filed
**	Portions have been omitted pursuant to a request for confidential treatment