Form 10-Q
period 2010-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2010-08-12
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of August 12, 2010: 20,000 shares.

(1)	The Company became subject to such filing requirements effective June 28, 2010.

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

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

(an indirectly wholly-owned subsidiary of Perpetual Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Operating revenues, net	$43,894	$53,661	$137,148	$154,287

Television operating expenses, excluding depreciation, amortization and impairment	26,771	27,640	86,250	81,270
Depreciation and amortization	2,182	2,190	6,499	6,268
Impairment of intangible assets	—	—	27,700	—
Corporate expenses	1,143	1,602	3,352	4,463

	30,096	31,432	123,801	92,001

Operating income	13,798	22,229	13,347	62,286

Nonoperating income (expense)
Interest income
Related party	9	17	99	127
Other	2	3	30	3
Interest expense	(9,327)	(9,690)	(27,891)	(28,091)
Loss on early repayment of debt	—	(10,408)	—	(10,408)
Other, net	(226)	550	(808)	1,550

	(9,542)	(19,528)	(28,570)	(36,819)

Income (loss) from continuing operations before income taxes	4,256	2,701	(15,223)	25,467

Provision for (benefit from) income taxes	628	(1,253)	(4,436)	7,585

Income (loss) from continuing operations	3,628	3,954	(10,787)	17,882
Income (loss) from discontinued operations, net of income taxes (Note 6)	795	—	(145)	1,641

Net income (loss)	4,423	3,954	(10,932)	19,523

Retained earnings, beginning of period	23,182	36,772	38,537	28,332

Distribution of Politico, net (Note 6)	—	—	—	(7,129)

Retained earnings, end of period	$27,605	$40,726	$27,605	$40,726

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

(an indirectly wholly-owned subsidiary of Perpetual Corporation)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2009	June 30, 2010 (unaudited)

Assets
Current assets
Cash and cash equivalents	$2,164	$3,201
Accounts receivable, net	36,092	39,829
Program rights	10,261	2,518
Deferred income taxes	1,348	1,256
Other	2,569	1,999

Total current assets	52,434	48,803

Property, plant and equipment, net	39,570	39,830
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,430	13,651
Program rights	827	461
Deferred income taxes	5,362	912
Deferred financing costs and other	3,897	11,009

	$127,110	$126,256

Liabilities and Stockholder’s Investment
Current liabilities
Accounts payable	$2,382	$3,496
Accrued interest payable	10,512	6,356
Program rights payable	12,618	4,815
Accrued employee benefit expenses	5,948	5,000
Other accrued expenses	5,481	3,713

Total current liabilities	36,941	23,380

Long-term debt	475,240	483,500
Program rights payable	1,279	846
Accrued employee benefit expenses	849	710
Deferred rent and other	11,610	7,950

Total liabilities	525,919	516,386

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	28,332	40,726
Distributions to owners, net (Note 5)	(476,773)	(480,488)

Total stockholder’s investment	(398,809)	(390,130)

	$127,110	$126,256

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

(an indirectly wholly-owned subsidiary of Perpetual Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net (loss) income	$(10,932)	$19,523

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,096	6,281
Impairment of intangible assets	27,700	—
Loss on early repayment of debt	—	10,408
Other noncash charges	1,103	1,142
Provision for doubtful accounts	839	611
Gain on disposal of assets	(268)	(2,577)
Tax effect of Politico distribution	—	(1,766)
Change in taxes due under tax sharing agreement	(764)	(1,715)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(282)	(11,009)
Program rights	8,555	8,109
Other current assets	107	(221)
Deferred income taxes	(5,255)	4,459
Other noncurrent assets	(300)	(194)
Increase (decrease) in liabilities:
Accounts payable	(308)	1,469
Accrued interest payable	(8,789)	(4,156)
Program rights payable	(8,482)	(8,236)
Accrued employee benefit expenses	(3,071)	520
Other accrued expenses	(586)	(1,300)
Deferred rent and other liabilities	(2,286)	(3,660)

	15,009	(1,835)

Net cash provided by operating activities	4,077	17,688

Cash flows from investing activities:
Capital expenditures	(8,177)	(4,312)
Progress payments received from property insurance claim	4,376	—
Proceeds from disposal of assets	63	90

Net cash used in investing activities	(3,738)	(4,222)

Cash flows from financing activities:
Proceeds from issuance of debt	—	455,000
Principal payments on long-term debt	—	(455,000)
Draws under line of credit, net	8,500	7,000
Redemption premium and related costs of early repayment of debt	—	(6,892)
Deferred financing costs	(332)	(10,537)
Distributions to owners	(9,050)	(2,000)
Repayments of distributions to owners	1,925	—

Net cash provided by (used in) financing activities	1,043	(12,429)

Net increase in cash and cash equivalents	1,382	1,037
Cash and cash equivalents, beginning of period	1,572	2,164

Cash and cash equivalents, end of period	$2,954	$3,201

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

(an indirectly wholly-owned subsidiary of Perpetual Corporation)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2010. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2009, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using quoted market prices. The Company estimated the fair value of its Senior Subordinated Notes to be approximately $428,000 at September 30, 2009, and the Company estimates the fair value of its Senior Notes to be approximately $445,000 at June 30, 2010. The carrying value of the Company’s senior credit facility approximates fair value as borrowings bear interest at market rates.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2009 and June 30, 2010 was $11,590. While broadcast licenses are granted by the Federal Communications Commission (“FCC”) for a fixed period of time, renewals of these licenses have occurred routinely and at nominal cost. Costs associated with the renewal of broadcast licenses are expensed as incurred.

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

The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2009 or June 30, 2010 as these intangible assets became fully amortized during the year ended September 30, 2008.

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

During the nine months ended June 30, 2009 and 2010, the fair market value of the equipment received and placed into service was $351 and $2,591, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $351 and $2,591 for the nine months ended June 30, 2009 and 2010, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

NOTE 5 – For the nine months ended June 30, 2009 and 2010, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia state Income Tax Receivable (Payable)	Net Distributions to Owners

Balance as of September 30, 2008	$471,693	$—	$471,693

Cash advances to Perpetual	9,050		9,050
Repayment of cash advances to Perpetual	(1,925)		(1,925)
Charge for federal and state income taxes		(2,065)	(2,065)
Payment of income taxes		2,829	2,829

Balance as of June 30, 2009	$478,818	$764	$479,582

Balance as of September 30, 2009	$478,818	$(2,045)	$476,773

Cash advances to Perpetual	2,000		2,000
Repayment of cash advances to Perpetual	—		—
Charge for federal and state income taxes		(8,419)	(8,419)
Payment of income taxes		10,134	10,134

Balance as of June 30, 2010	$480,818	$(330)	$480,488

The average amount of non-interest bearing advances outstanding was $471,933 and $473,825 during the nine months ended June 30, 2009 and 2010, respectively.

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

Following is a summary of operating results for discontinued operations for all periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Operating revenues, net	$7,519	$—	$17,663	$5,198
Total expenses	6,263	—	17,940	2,529

Income (loss) before taxes	1,256	—	(277)	2,669
Provision for (benefit from) income taxes	461	—	(132)	1,028

Income (loss) from discontinued operations	$795	$—	$(145)	$1,641

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

In connection with the Company’s evaluation of its segment reporting in previously issued financial statements, management made certain modifications to the monthly financial reporting package provided to the Company’s chief operating decision maker. As a result of this change, the Company concluded that it had one operating segment for the three and nine months ended June 30, 2010. Accordingly, the Company has reported one segment for the three and nine months ended June 30, 2010 as well as for the comparable periods in the prior fiscal year.

NOTE 8 – In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for the Company’s year ending September 30, 2011. The Company is currently evaluating the impact, if any, that this guidance may have on its financial position or results of operations.

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

On April 30, 2010, the Company issued $455,000 aggregate principal amount of 8% Senior Notes due May 15, 2018 (the “2018 Notes”) at par. The net proceeds, together with borrowings under the Company’s senior credit facility and cash on hand, were used to purchase and redeem $455,000 aggregate principal amount of the Company’s 7 3/4 % Senior Subordinated Notes due 2012 (the “2012 Notes”). As of June 1, 2010, all of the 2012 Notes had been purchased or redeemed.

As a result of the purchase and redemption of its 2012 Notes, the Company recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

On June 28, 2010, the Company commenced a registered exchange offer of a new series of the 2018 Notes in exchange for the initial series of the 2018 Notes issued April 30, 2010 and consummated the exchange offer following its expiration on August 4, 2010 by issuing the new series of notes in exchange for notes of the initial series properly tendered. The terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act of 1933, as amended, and transfer restrictions and registration rights relating to the initial notes do not apply to the exchange notes.

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

We have concluded that we had one operating segment during the three and nine months ended June 30, 2010. Accordingly, we have reported one segment for all periods presented.

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

Financing Activities

On April 29, 2010, we executed an amendment to our senior credit facility. The amendment served to: (i) permit us to complete our offering of senior notes as discussed below; (ii) provide additional collateral under the senior credit facility; (iii) extend the maturity date to April 29, 2013; and (iv) reduce the total commitment under the credit facility from $65,000 to $60,000.

On April 30, 2010, we issued $455,000 aggregate principal amount of 8% Senior Notes due May 15, 2018 (the “2018 Notes”) at par. The net proceeds, together with borrowings under our senior credit facility and cash on hand, were used to purchase and redeem $455,000 aggregate principal amount of our 7 3/4% Senior Subordinated Notes due 2012 (the “2012 Notes”). As of June 1, 2010, all of the 2012 Notes had been purchased or redeemed.

As a result of the purchase and redemption of our 2012 Notes, we recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

On June 28, 2010, we commenced a registered exchange offer of a new series of the 2018 Notes in exchange for the initial series of the 2018 Notes issued April 30, 2010 and consummated the exchange offer following its expiration on August 4, 2010 by issuing the new series of notes in exchange for notes of the initial series properly tendered. The terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act of 1933, as amended, and transfer restrictions and registration rights relating to the initial notes do not apply to the exchange notes.

Results of Operations

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2009 and 2010 and the percentage change between the periods:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2009	2010		2009	2010

Operating revenues, net	$43,894	$53,661	22.3%	$137,148	$154,287	12.5%
Impairment of intangible assets	—	—	—	27,700	—	—
All other operating expenses	30,096	31,432	4.4%	96,101	92,001	-4.3%

Operating income	13,798	22,229	61.1%	13,347	62,286	366.7%
Loss on early repayment of debt	—	10,408	—	—	10,408	—
Other nonoperating expenses, net	9,542	9,120	-4.4%	28,570	26,411	-7.6%
Income tax provision (benefit)	628	(1,253)	—	(4,436)	7,585	—

Income (loss) from continuing operations	3,628	3,954	9.0%	(10,787)	17,882	—
Income (loss) from discontinued operations, net of tax	795	—	—	(145)	1,641	—

Net income (loss)	$4,423	$3,954	-10.6%	$(10,932)	$19,523	—

Net Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2009 and 2010, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2010		2009		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Local and national (1)	$36,199	81.1%	$41,967	76.5%	$108,767	78.0%	$125,107	79.4%
Political (2)	748	1.7%	4,626	8.4%	9,003	6.5%	8,273	5.2%
Subscriber fees (3)	4,365	9.8%	4,799	8.8%	11,423	8.2%	13,944	8.8%
Internet (4)	741	1.7%	775	1.4%	2,023	1.4%	2,157	1.4%
Network compensation (5)	584	1.3%	597	1.1%	1,986	1.4%	1,776	1.1%
Trade and barter (6)	1,405	3.1%	1,382	2.5%	4,158	3.0%	4,033	2.6%
Other revenue	596	1.3%	725	1.3%	2,163	1.5%	2,332	1.5%

Operating revenues	44,638	100.0%	54,871	100.0%	139,523	100.0%	157,622	100.0%

Fees (7)	(744)		(1,210)		(2,375)		(3,335)

Operating revenues, net	$43,894		$53,661		$137,148		$154,287

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended June 30, 2010 totaled $53,661, an increase of $9,767, or 22.3%, when compared to net operating revenues of $43,894 for the three months ended June 30, 2009. Net operating revenues increased $17,139, or 12.5%, to $154,287 for the nine months ended June 30, 2010 as compared to $137,148 for the same period in the prior year. These increases primarily reflect increased demand for local and national advertising. The increase during the three months ended June 30, 2010 also reflects strong political revenues, and the increase during the nine months ended June 30, 2010 also reflects increased subscriber fees.

Local and national advertising revenues increased $5,768, or 15.9%, and $16,340, or 15.0%, during the three and nine months ended June 30, 2010, respectively, versus the comparable periods in Fiscal 2009. Local and national advertising revenue increased as a result of strengthening advertising demand due to the improving economic environment. Active issue-oriented advertising surrounding the legislative process also contributed to this increase during the first half of the fiscal year. The automotive category, which decreased significantly during the previous fiscal year, increased 68% and 36% during the three and nine months ended June 30, 2010, respectively.

Political advertising revenues increased $3,878 to $4,626 during the three months ended June 30, 2010 as compared to the same period in Fiscal 2009. Political advertising revenue increased as a result of spending by candidates related to heavily contested primary and runoff elections in several of our markets.

Subscriber fees increased $434, or 9.9%, and $2,521, or 22.1%, during the three and nine months ended June 30, 2010, respectively, as compared to the same periods of the prior fiscal year. These increases were due to new retransmission consent agreements entered into with certain cable companies during the quarters ended March 31, 2009 and June 30, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

No individual advertiser accounted for more than 5% of our operating revenues during the three or nine months ended June 30, 2009 or 2010.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2010 totaled $31,432, an increase of $1,336, or 4.4%, compared to total operating expenses of $30,096 for the three-month period ended June 30, 2009. This net increase consisted of an increase in television operating expenses, excluding depreciation, amortization and impairment, of $869, an increase in depreciation and amortization of $8 and an increase in corporate expenses of $459.

Total operating expenses for the nine months ended June 30, 2010 totaled $92,001, a decrease of $31,800, or 25.7%, compared to total operating expenses of $123,801 for the nine-month period ended June 30, 2009. This net decrease consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $4,980, a decrease in depreciation and amortization of $231, a prior year intangible asset impairment charge of $27,700 and an increase in corporate expenses of $1,111.

Television operating expenses, excluding depreciation, amortization and impairment, increased $869, or 3.2% for the three months ended June 30, 2010 and decreased $4,980, or 5.8%, for the nine months ended June 30, 2010, as compared to the same periods in Fiscal 2009. The increase during the three months ended June 30, 2010 was primarily due to additional personnel costs leading up to the launch of our new Washington, D.C. website, TBD.com, and its integration with the NewsChannel 8 cable platform as well as increased sales expenses associated with the increase in revenues. The decrease during the nine months ended June 30, 2010 was due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 in response to the overall weak advertising environment. These expense reductions included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment. The full-year effect of these initiatives largely had occurred by February 1, 2010.

Corporate expenses increased $459, or 40.2%, and $1,111, or 33.1%, for the three and nine months ended June 30, 2010 as compared to the same periods in Fiscal 2009 primarily due to increased compensation expense as compared to the prior year’s reduced levels.

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

Operating Income

For the three months ended June 30, 2010, operating income of $22,229 increased $8,431, or 61.1%, when compared to operating income of $13,798 for the three months ended June 30, 2009. For the three months ended June 30, 2010, the operating margin increased to 41.4% from 31.4% for the comparable period in Fiscal 2009. The increases in operating income and margin during the three months ended June 30, 2010 were primarily the result of increased net operating revenues as discussed above.

Operating income of $62,286 for the nine months ended June 30, 2010 increased $48,939, or 366.7%, when compared to operating income of $13,347 for the same period in the prior fiscal year. For the nine months ended June 30, 2010, the operating margin increased to 40.4% from 9.7% for the comparable period in the prior fiscal year. The increases in operating income and margin were primarily the result of increased net operating revenues and decreased total operating expenses, as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,690 for the three months ended June 30, 2010 increased $363, or 3.9%, as compared to $9,327 for the three-month period ended June 30, 2009. The average balance of debt outstanding for the three months ended June 30, 2009 and 2010 was $487,330 and $496,522, respectively, and the weighted average interest rate on debt was 7.5% and 7.7%, respectively. This increase in average debt outstanding was due primarily to $49,547 of 2012 Notes which were not tendered for purchase, and thus remained outstanding following the April 30, 2010 issuance of the 2018 Notes until they were redeemed on June 1, 2010. This increase was partially offset by reduced amounts outstanding under our senior credit facility.

Interest expense of $28,091 for the nine months ended June 30, 2010 increased $200, or 0.7%, as compared to $27,891 for the comparable period of Fiscal 2009. The average balance of debt outstanding for the nine months ended June 30, 2009 and 2010 was $488,679 and $483,152, respectively, and the weighted average interest rate on debt was 7.5% and 7.6% for the nine-month periods ended June 30, 2009 and 2010, respectively.

Loss on early repayment of debt. As a result of the purchase and redemption of our 2012 Notes as discussed above, we recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

Other, net. Other, net nonoperating income was $550 and $1,550 for the three and nine months ended June 30, 2010, respectively, as compared to other, net nonoperating expense of $226 and $808, respectively, for the same periods in the prior year. The differences of $776 and $2,358 during the three and nine months ended June 30, 2010, respectively, resulted primarily from the recording of non-cash gains on the exchange of equipment with Sprint Nextel Corporation (“Nextel”). The FCC has granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel must replace all of the broadcasters’ electronic news gathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and placed into service in each of our markets, a gain will be recorded to the extent that the fair market value of the equipment received exceeds the book value of the analog equipment exchanged. During the three months ended June 30, 2009 and 2010, we recorded non-cash gains related to Nextel of $243 and $981, respectively. During the nine months ended June 30, 2009 and 2010, we recorded non-cash gains related to Nextel of $351 and $2,591, respectively.

Income Taxes

The benefit from income taxes for the three months ended June 30, 2010 totaled $1,253 as compared to the provision for income taxes of $628 for the three months ended June 30, 2009. The decrease in the provision for income taxes of $1,881 during the three months ended June 30, 2010 was primarily due to the $1,555, or 36.5%, decrease in income from continuing operations before income taxes as well as a reduction in income tax expense related to the release of reserves due to the expiration of a statute of limitations of $1,372 during the three months ended June 30, 2010 as compared to $744 during the same period in the prior fiscal year.

The provision for income taxes for the nine months ended June 30, 2010 totaled $7,585 as compared to the benefit from income taxes of $4,436 for the nine months ended June 30, 2009. The increase in the provision for income taxes during the nine months ended June 30, 2010 of $12,021 was primarily due to the $40,690 increase in income from continuing operations before income taxes as well as a reduction in income tax expense during the third fiscal quarter of $1,372 related to the release of reserves due to the expiration of a statute of limitations as compared to $744 during the same period in the prior fiscal year.

Income (Loss) from Continuing Operations

Income from continuing operations during the three months ended June 30, 2010 was $3,954, an increase of $326 when compared to income from continuing operations of $3,628 during the comparable period in Fiscal 2009. Income from continuing operations during the nine months ended June 30, 2010 was $17,882, an increase of $28,669 when compared to the loss from continuing operations of $10,787 during the comparable period in Fiscal 2009. This increase was primarily due to increased operating income, partially offset by the loss on early repayment of debt, as discussed above.

Income (Loss) from Discontinued Operations, Net of Income Taxes

The operations of WCIV and Politico through July 31, 2009 and November 13, 2009, respectively, are classified as discontinued operations for all periods presented. As the distributions of WCIV and Politico took place prior to the quarter ended June 30, 2010, there is no activity recorded during the three months ended June 30, 2010. Income from discontinued operations was $1,641, net of the related provision for income taxes of $1,028, during the three months ended December 31, 2009. The distribution of Politico resulted in a current tax effect of $1,766 which was reflected as a reduction to stockholder’s investment during the three months ended December 31, 2009. Income from discontinued operations during the three months ended June 30, 2009 was $795, net of the related tax provision of $461, and loss from discontinued operations during the nine months ended June 30, 2009 was $145, net of the related tax benefit of $132.

Net Income (Loss)

For the three months ended June 30, 2010, the Company recorded net income of $3,954 as compared to $4,423 for the three months ended June 30, 2009. The decrease of $469 during the three months ended June 30, 2010 was primarily due to increased income from continuing operations, offset by income from discontinued operations in the prior year, as discussed above.

For the nine months ended June 30, 2010, the Company recorded net income of $19,523 as compared to a net loss of $10,932 for the nine months ended June 30, 2009. The increase of $30,455 during the nine months ended June 30, 2010 was primarily due to increased income from continuing operations, as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2009 to June 30, 2010 consisted primarily of decreases in program rights, program rights payable and accrued interest payable, and an increase in deferred financing costs and other. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of scheduled interest payments on our long-term fixed interest rate debt. The increase in deferred financing costs and other is primarily due to $10,537 of fees associated with the issuance of the 2018 Notes and the amendment to our senior credit facility. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of June 30, 2010, our cash and cash equivalents aggregated $3,201, and we had an excess of current assets over current liabilities of $25,423.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $4,077 and $17,688 for the nine months ended June 30, 2009 and 2010, respectively. The $13,611 increase in cash flows from operating activities was primarily the result of the increase in net income (exclusive of the after-tax effect of the intangible asset impairment charge in the prior year and the loss on early repayment of debt in the current year). Additionally, cash flows from operating activities was affected by an increase in accounts receivable as well as various differences in timing of cash receipts and payments in the ordinary course of operations. The increased levels of accounts receivable, excluding the effect of discontinued operations, was primarily due to the increase in net operating revenues during the nine months ended June 30, 2010.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the nine months ended June 30, 2009 and 2010, we made cash advances, net of repayments, to Perpetual of $7,125 and $2,000, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “Overview.”

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

During the nine months ended June 30, 2010, we made a tax payment to Perpetual of $2,045 that was due under the tax sharing agreement as of September 30, 2009. In addition, during the nine months ended June 30, 2009 and 2010, we made interest-bearing advances of tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $2,829 and $8,089, respectively. We were charged by Perpetual for federal and state income taxes totaling $2,065 and $8,419 during the nine months ended June 30, 2009 and 2010, respectively.

Stockholder’s deficit amounted to $390,130 at June 30, 2010, a decrease of $8,679, or 2.2%, from the September 30, 2009 deficit of $398,809. The decrease was due to net income for the nine-month period of $19,523, partially offset by $2,000 of distributions to owners, a $1,715 reduction in the tax payable to owners balance and the distribution of the equity interests of Politico to Perpetual at historical cost of $5,363 as well as the related tax effect of the Politico distribution of $1,766.

Indebtedness. Our total debt increased from $475,240 at September 30, 2009 to $483,500 at June 30, 2010. This debt consisted of $455,000 of 8% Senior Notes due May 15, 2018 and $28,500 of draws under our senior credit facility at June 30, 2010. The increase of $8,260 in total debt from September 30, 2009 to June 30, 2010 was due to $7,000 in net draws under the senior credit facility as well as the elimination of the discount related to our 2012 Notes which were fully purchased and redeemed during the quarter ended June 30, 2010.

On April 29, 2010, we executed an amendment to our senior credit facility. The amendment served to: (i) permit us to complete our offering of senior notes as discussed below; (ii) provide additional collateral under the senior credit facility; (iii) extend the maturity date to April 29, 2013; and (iv) reduce the total commitment under the credit facility from $65,000 to $60,000.

On April 30, 2010, we issued $455,000 aggregate principal amount of the 2018 Notes at par. The net proceeds, together with borrowings under our senior credit facility and cash on hand, were used to purchase and redeem $455,000 aggregate principal amount of our 2012 Notes. As of June 1, 2010, all of the 2012 Notes had been purchased or redeemed.

As a result of the purchase and redemption of our 2012 Notes, we recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

On June 28, 2010, we commenced a registered exchange offer of a new series of the 2018 Notes in exchange for the initial series of the 2018 Notes issued April 30, 2010 and consummated the exchange offer following its expiration on August 4, 2010 by issuing the new series of notes in exchange for notes of the initial series properly tendered. The terms of the exchange notes are substantially identical to those of the initial notes, except that the exchange notes have been registered under the Securities Act of 1933, as amended, and transfer restrictions and registration rights relating to the initial notes do not apply to the exchange notes.

Our senior credit facility is secured by the assets and pledge of stock of ACC and its subsidiaries. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2010, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $28,500 was outstanding at June 30, 2010, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior secured leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants. The total leverage ratio also serves to limit cash advances to Perpetual. Under our senior credit facility, the total leverage ratio must not exceed 6.75 in order for such advances to be made. The calculation for this ratio and the financial covenant requirement for this ratio as of June 30, 2010 and September 30, 2009 are provided below.

Total Leverage Ratio	Calculation as of June 30, 2010	Covenant Requirement as of June 30, 2010	Calculation as of September 30, 2009	Covenant Requirement as of September 30, 2009
Total debt, plus unamortized debt discount	$483,500		$476,500
Consolidated EBITDA, as defined below	$87,073		$67,248
Total debt, plus unamortized debt discount, divided by Consolidated EBITDA	5.55	Must not exceed 7.50	7.09	Must not exceed 8.00

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended June 30, 2010	Calculation for the twelve months ended September 30, 2009
Net Income(loss)	$24,883	$(5,572)
(Income) loss from discontinued operations, net of tax	(1,985)	214
Provision for (benefit from) income taxes	11,308	(373)
Loss on early repayment of debt	10,408	—
Interest expense	37,380	37,180
Gain on disposal of assets	(8,920)	(6,459)
Depreciation and amortization	8,708	9,087
Provision for doubtful accounts	772	991
Other noncash charges	4,519	32,180

Consolidated EBITDA	$87,073	$67,248

The calculation for the twelve months ended September 30, 2009 excludes amounts related to WCIV, and the calculation for the twelve months ended June 30, 2010 excludes amounts related to WCIV and Politico as required by the senior credit facility. Consolidated EBITDA is a non-GAAP measure which is only presented for purposes of assisting the reader in understanding our compliance with our financial covenants. We have calculated Consolidated EBITDA in accordance with the specific requirements of our senior credit facility, and this calculation may not be consistent with similarly titled measures used by other companies. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2010 will approximate $6,000, and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the completion of the transition to our final digital channels. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under our senior credit facility. Capital expenditures during the nine months ended June 30, 2010 totaled $4,312.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2010, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At June 30, 2010, the carrying value of such debt was $455,000, the fair value was approximately $445,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.    Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 15d-15(e)) as of June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.    Other Information

On August 10, 2010, the Company issued a press release announcing the completion of its exchange of $454,995 of its 8% Series B Senior Notes due 2018 that have been registered under the Securities Act of 1933, as amended, for $454,995 of its 8% Senior Notes due 2018 that have not been registered under the Securities Act of 1933, as amended. The $5 of the Company’s 8% Senior Notes due 2018 which were not tendered for exchange in connection with the offer remain outstanding. The foregoing description of the press release is qualified in its entirety by reference to Exhibit 99.1 to this Form 10-Q, which is herein incorporated by reference.

Item 6.    Exhibits

See Exhibit Index on pages 22-24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY
(Registrant)

August 12, 2010	/s/ Robert L. Allbritton
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

August 12, 2010	/s/ Stephen P. Gibson
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.7	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

99.1	Press Release dated August 10, 2010 announcing the closing of the exchange offer.

*	Previously filed
**	Portions have been omitted pursuant to a request for confidential treatment