Form 10-K
period 2010-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2010-12-15
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒ (1)    NO  ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates is zero.

As of December 15, 2010, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

The Company has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, including this Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s duty to file reports became automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2010, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms “Allbritton,” “our,” “us,” “we” or the “Company” refer to Allbritton Communications Company and its subsidiaries, and “ACC” refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following “call letters” refer either to the corporate owner of the station indicated or to the station itself: “WJLA” and “NewsChannel 8” together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); “WHTM” refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); “KATV” refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); “KTUL” refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); “WCIV” refers to WCIV, Inc. (licensee of WCIV, Charleston, South Carolina); “WSET” refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); “WCFT,” “WBMA” and “WJSU” refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term “Politico” refers to Capitol News Company, LLC. The term “ACCLI” refers to ACC Licensee, Inc. (licensee of WJLA). The term “ATP” refers to Allbritton Television Productions, Inc. and the term “Perpetual” refers to Perpetual Corporation, which is controlled by Joe L. Allbritton and his immediate family or trusts for their benefit (“the Allbritton family”). “AG” refers to Allbritton Group, LLC, which is controlled by Perpetual and is ACC’s parent. “Allfinco” refers to Allfinco, Inc., a wholly-owned subsidiary of ACC and parent company of Harrisburg Television, Inc. and TV Alabama, Inc.

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES, INTERNET VIDEO, HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION (“FCC”) REGULATIONS; FCC LICENSE RENEWAL REQUIREMENTS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; AND THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

PART I

ITEM 1. OUR BUSINESS

The Company

We own and operate ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. Our owned and operated stations broadcast to the 9th, 39th, 40th, 56th, 61st and 66th largest national media markets in the United States, respectively, as defined by The Nielsen Company (“Nielsen”), and reach approximately 5% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

We also owned and operated WCIV, an ABC network-affiliated television station in Charleston, South Carolina, from March 1, 1996 until August 1, 2009, at which time the equity interests of WCIV were distributed to Perpetual. Additionally, we owned and operated Politico, a specialized newspaper and Internet site (politico.com), from its launch in January 2007 until November 13, 2009, at which time the equity interests of Politico were distributed to Perpetual. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Television Industry Background

General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast television station is granted by the FCC. Based upon interference criteria developed by the FCC, licenses are allocated in channels of 6 MHz each in either the VHF band (channels 2-13) or the UHF band (channels 14-69) of the spectrum. All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size based upon actual or potential audience. Each of these markets, called “Designated Market Areas” or “DMAs,” is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates. For over 70 years, broadcasters distributed their programming using an analog technological standard. In June 2009, stations changed the method of transmitting programming on these channels from analog to digital. Digital technologies provide cleaner video and audio signals as well as the ability to transmit “high definition television” with theater screen aspect ratios, higher resolution video and “noise-free” sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television, permitting the telecast of more than one “channel” of programming.

Revenue. Television station revenues are primarily derived from local, regional and national advertisers who pay for commercial advertising and, to a much lesser extent, from networks and program syndicators for the broadcast of programming and from other broadcast-related activities, including retransmission consent fees from multi-channel, video program distributors (“MVPDs”) such as cable television operators, direct broadcast satellite (“DBS”) providers and telephone company (“telco”) operators.

Advertising rates for television commercials are set based upon a variety of factors, including:

•	the size and demographic makeup of the market served by the station;

•	a program’s popularity among viewers whom an advertiser wishes to attract;

•	the number of advertisers competing for the available time;

•	the availability of alternative advertising media in the market area;

•	a station’s overall ability to attract viewers in its market area; and

•	the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting.

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

Broadcast television stations compete for local and national advertising revenues with other television stations in their respective markets as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, Internet/website, yellow page directories, direct mail and local cable systems. In addition, our stations compete for national advertising revenues with broadcast and cable television networks, program syndicators, satellite distributors and Internet websites.

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

Additional revenues are generated from advertising produced by television stations’ Internet websites. Sponsorships of web pages or sections as well as general advertising banners account for a relatively small but growing portion of revenues.

Audience Measurement. Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station’s “rating”) and the percentage of the audience actually watching television (the station’s “share”). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses three methods of determining a station’s ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called “set meter” measurement), while in smaller markets ratings are determined by paper diaries only. A select number of the largest markets are measured by people meter technology (so called “local people meter” measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. is a local people metered market. The remaining markets are paper diary markets. Nielsen has announced its intention to convert all set metered markets to local people meter measurement and to convert all of the top 125 markets still using paper diaries to a new “mailable meter” form of electronic measurement; however, we do not anticipate any changes in audience measurement methodologies in our markets during Fiscal 2011.

Programming

Network. Historically, three major commercial broadcast networks—ABC, NBC and CBS—dominated broadcast television. In the past two decades, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, CW, ION and myNetworkTV have been launched as new broadcast television networks, along with specialized networks Telemundo, Univision and TV Azteca.

The affiliation by a station with one of the four major networks has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 13 hours of each day’s programming from the network. This programming, along with cash payments (“network compensation”) in some instances, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources.

An affiliate of CW, myNetworkTV or ION network receives a smaller portion of each day’s programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of CW, myNetworkTV or ION network must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks, which may offset their higher programming costs.

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

Public broadcasting outlets in many instances have relationships with the national Public Broadcasting Network and with state-funded regional networks. These networks are non-profit and “non-commercial,” but are permitted to seek some commercial funding through “enhanced underwriting” rules promulgated by the FCC. In most communities, these stations compete with commercial broadcasters for viewers but not directly for advertising dollars.

Non-Network. To supplement programming offered by a network or to program the station as an independent, a television broadcaster may acquire programming through cash and/or barter arrangements. A cash license fee is paid to a program distributor for “first run” syndicated programming (such as “The Oprah Winfrey Show” or “Jeopardy”) sold independent of network affiliation or syndicated “off-network” programs, commonly referred to as “reruns.” Under such license agreements, stations retain a majority of the commercial availabilities in the programs. Under barter arrangements, a program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

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

Cable television systems were first constructed in significant numbers in the 1970s and were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels close to any of the major broadcast networks. The advertising share of cable networks has steadily increased since the 1970s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system) and the increase in the number of new cable networks. The ability to store programming for later viewing has also led to an increase in “video-on-demand” viewing by cable subscribers. Notwithstanding such increases in cable network viewership and advertising, over-the-air broadcast network stations remain the predominantly viewed networks used for mass market television advertising.

Telcos. Cable system operators have traditionally enjoyed near monopoly status as terrestrial distributors of multi-channel programming. “Overbuilders” (competing local distributors in the same local franchise area) were rare based upon the high costs associated with the cable system infrastructure. Recently, however, some telcos have begun using their fiber optic facilities to begin offering multi-channel programming in competition with the local franchised cable systems. These telcos seek program carriage arrangements with local broadcasters and other national program distributors.

Satellite. In the 1990s, DBS service was introduced as a new competitive distribution method. Home users purchase or lease satellite dish receiving equipment and subscribe to a monthly service of programming options. Local stations, under specified conditions, are carried on satellites which then retransmit those signals back to the originating market. As DBS providers, such as DirecTV and DISH Network, continue to expand their facilities, an increasing number of local stations are now carried as “local-to-local” signals, aided by a legal requirement that mandates the carriage of all local broadcast signals if one is retransmitted. All of our broadcast stations are currently carried on the two primary DBS systems.

Internet. Program distribution via the Internet recently has become an alternative to traditional television set viewing. Some broadcast networks and their affiliates provide “video players” on their websites allowing viewing of recently aired programs. This video-on-demand-type service permits viewers to choose the program or channel from a library of shows. Hulu.com is an example of a website offering commercial supported streaming video from the NBC, Fox and ABC broadcast networks. Additionally, services like Google TV and Apple TV have emerged as “Smart TV” platforms, which support streaming video from a variety of sources. It is uncertain at this time whether and to what extent those new services will be a measurable competitor to us.

Video Recording. In addition to cable, telco, satellite and Internet program distribution, there has been substantial growth in video recording technology and playback systems, television game devices and new wireless/Internet connected devices permitting “podcasting,” wireless video distribution systems, satellite master antenna television systems and some low-power services. Video Cassette Recorders (“VCR”) and Digital Video Recorders (“DVR”) have become standard home equipment or services provided by MVPDs permitting viewers to “time-shift” their program viewing and no longer rely solely on broadcast “appointment” television viewing habits.

Digital Subchannels. Local broadcast stations themselves may now use excess capacity within their digital television channel to “multicast” discrete program offerings. Television broadcasters are beginning to program these subchannels with various forms of commercial informational and entertainment programs. Five of our stations provide a subchannel with the Retro Television Network programming and five provide weather programming on subchannels.

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

Other sources of competition for audience include home entertainment systems (including video recording and playback systems, television game devices and new wireless/Internet connected devices permitting “podcasting”), wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves using excess capacity within their digital television channel to “multicast” discrete program offerings have added to the number of outlets vying for audience. Programming alternatives, especially news, available on the Internet also provide non-broadcast alternatives available to the potential broadcast television audience. Video programming via the Internet is now also emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer “video player” buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming.

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

Programming. Competition for local programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station competitors for off-network reruns (such as “Seinfeld”) and first-run products (such as “The Oprah Winfrey Show”) for exclusive access to those programs. Cable systems generally do not compete with local stations for programming; however, local cable operators are increasingly consolidating ownership of systems within various markets, enabling them to bid on local sports programming in competition with traditional broadcasters. In addition, various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry. In addition, national or network programming, once exclusive to broadcast television, may now appear first or only on national MVPD channels. These multichannel video program distributors are now better able to bid competitively for exclusive access to programming in part because they can recover their programming costs both with advertising revenue and direct or indirect subscriber fees and in part because they are not subject to regulatory content restrictions.

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

Station Information

The following table sets forth general information for each of our owned stations as of May 2010, unless otherwise indicated:

Designated Market Area	Station	Network Affiliation	Digital Channel Frequency		Market Rank or DMA (1)	Total Commercial Competitors in Market (2)	Station Audience Share (3)	Rank in Market (4)	Acquisition Date
Washington, D.C.	WJLA	ABC	7/VHF		9	6	23%	2	01/29/76
Harrisburg-Lancaster- York-Lebanon, PA	WHTM	ABC	10/UHF		39	4	21%	2	03/01/96
Birmingham (Anniston and Tuscaloosa), AL (5)	WBMA/WCFT/WJSU	ABC	—		40	7	21%	2	—
Birmingham	WBMA	ABC	58/UHF	(6)	—	—	—	—	08/01/97
Anniston	WJSU	ABC	9/UHF		—	—	—	—	03/22/00	(7)
Tuscaloosa	WCFT	ABC	33/UHF		—	—	—	—	03/15/96
Little Rock, AR	KATV	ABC	22/VHF		56	5	31%	1	04/06/83
Tulsa, OK	KTUL	ABC	10/VHF		61	6	22%	2	04/06/83
Roanoke-Lynchburg, VA	WSET	ABC	13/VHF		66	4	25%	2	01/29/76	(8)

(1)	Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2010.
(2)	Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2010.
(3)	Represents the station’s share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2010.
(4)	Represents the station’s rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2010.
(5)	TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
(6)	WBMA is currently broadcasting on analog channel 58. We have received a construction permit to move our broadcast to digital channel 40 and expect to make this change during Fiscal 2011.
(7)	We began programming WJSU pursuant to a local marketing agreement in December 1995 and acquired the station in March 2000.
(8)	WSET has been indirectly owned and operated by the Allbritton family since 1976. On March 1, 1996, WSET became a wholly-owned subsidiary of ACC.

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

In addition, we continually seek to enhance net operating revenues at a marginal incremental cost through our use of existing personnel and programming capabilities. The broadcast and cable news services of WJLA and NewsChannel 8 are fully integrated, representing the first newsgathering duopoly in the Nation’s Capital.

We have also sought to make use of the excess capacity of our digital broadcast channels. Five of our stations operate local weather channels using this digital spectrum, and five of our stations are affiliated with the Retro Television Network (“RTV”) which supplies classic, off network programming which is packaged together in an “oldies” television format.

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

Legislation and Regulation

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”). Cable programming services like NewsChannel 8 are not directly regulated by the FCC, but are subject to some indirect regulation. Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station’s frequency, location and operating power; the issuance, renewal, revocation or modification of a television station’s FCC license; the approval of changes in the ownership or control of a television station’s licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC’s rules and regulations.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies affecting broadcast television. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast television stations.

License Renewal. Broadcast television licenses are generally granted for maximum terms of eight years. The main licenses are supported by various “auxiliary” licenses for point-to-point microwave, remote location electronic newsgathering and program distribution between the studio and transmitter locations. License terms are subject to renewal upon application to the FCC, but they may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience and necessity” would be served thereby. Under the Telecommunications Act of 1996 (the “Telecommunications Act”), the FCC must grant a renewal application if it finds that the station has served the public interest, there have been no serious violations of the Communications Act or FCC rules, and there have been no other violations of the Communications Act or FCC rules by the licensee that, taken together, would constitute a pattern of abuse. If the licensee fails to meet these requirements, the FCC may either deny the license or grant it on terms and conditions as are appropriate after notice and opportunity for hearing. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. In addition, competing applications for the same frequency may be accepted only after the FCC has denied a license renewal and the action is no longer subject to judicial review.

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

Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, broadcast station licensees must continue to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. The FCC also has adopted rules that place additional obligations on television station operators for closed-captioning of programming for the hearing impaired, equal employment opportunity obligations, maximum amounts of advertising and minimum amounts of programming specifically targeted for children and special obligations relating to political candidate advertising, as well as additional public information and reporting requirements. New requirements for video captioning in some markets have also been adopted.

Digital Television. Prior to June 12, 2009, all U.S. television stations broadcast signals using an analog transmission system first developed in the 1940s. In 1997, the FCC approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth formerly used by a single analog channel. On the multiple channels allowed by DTV, it is possible to broadcast one high definition channel, with visual and sound quality substantially superior to present-day television; to transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than present television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities. Pursuant to a transition plan, television broadcasters were assigned new digital channels that were predicted to replicate their analog facilities. Analog transmission was terminated on June 12, 2009. The new digital channels have the ability to distribute high definition signals along with secondary programming channels and non-broadcast data. Broadcasters must also pay certain fees for non-broadcast uses of their digital channels. In addition, the FCC has determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children’s educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also has held that the must-carry requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the primary digital program channel, and then only upon the cessation of analog signals.

Ownership Matters. The Communications Act, in conjunction with various antitrust statutes, contains restrictions on the ownership and control of broadcast licenses. Together with the FCC’s rules, those laws place limitations on alien ownership, common ownership of television, radio and newspaper properties, and ownership by those persons not having the requisite “character” qualifications and those persons holding “attributable” interests in the license. The FCC’s currently effective ownership rules that are material to our operations are summarized below:

• Local Television Ownership. Under the FCC’s current local television ownership (or “duopoly”) rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as “satellite” stations, which are full-power stations that typically rebroadcast the programming of a “parent” station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a “failed” or “failing” station or if the proposed transaction would result in the construction of a new television station. We are currently in compliance with the local television ownership rule.

• National Television Ownership Cap. The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. Currently, our stations reach, in aggregate, approximately 5% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Further, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the stations in that market only once in computing the national ownership cap. The FCC is currently considering whether to retain the UHF discount. The propriety of the UHF discount will be the subject of further administrative proceedings, but the discount currently remains in effect.

• Dual Network Rule. The dual network rule prohibits a merger between or among any of the four major broadcast television networks—ABC, CBS, FOX and NBC.

• Media Cross-Ownership. The FCC revised its newspaper/broadcast cross-ownership rule in December 2007; however, the revised rule is not yet effective. The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published. Under the revised rule, newspaper/broadcast cross-ownership would nonetheless be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction and (iv) where the transaction involves a television station, that station is not among the top four-ranked stations in the DMA. For all other proposed newspaper/broadcast transactions, the FCC’s historic prohibition generally would remain in place. However, various parties have sought court review, and a stay of the effectiveness of the FCC’s revised cross-ownership rule has been granted. The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations.

Carriage of Local Television Signals

• Cable. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. These contracts may, however, extend longer than the three-year must carry notification period. Our cable retransmission agreements generally extend through at least December 31, 2011.

• Satellite. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA’s “carry-one, carry-all” provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. In 2005, we made satellite carriage elections and opted to negotiate retransmission consent for all satellite systems that carry our stations. Those agreements remain effective until 2011 and 2013. SHIVIA, by its terms, expired in 2010 and was replaced by the Satellite Television Extension and Localism Act (“STELA”) extending the retransmission regime for broadcast station carriage on satellite systems.

Indecency Regulation. Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.” In 2008, the FCC fined certain ABC stations, including two of our ABC-affiliated stations, each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. Pursuant to the affiliation agreement with ABC, the Network has assumed obligations for payment of the fine, but together the Network and its affiliates, including our affected stations, have appealed the FCC’s decision.

Additional Competition in the Video Services Industry. The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Video programming via the Internet is now emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer “video player” buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming. Although we cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcast industry in which we operate.

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

Employees

As of September 30, 2010, we employed in full and part-time positions 813 persons, including 796 at our television stations and 17 in our corporate office. Of our employees at WJLA/NewsChannel 8, 120 are represented by one of three unions: the American Federation of Television and Radio Artists (“AFTRA”), the Directors Guild of America (“DGA”) or the National Association of Broadcast Employees and Technicians/Communications Workers of America (“NABET/CWA”). The NABET/CWA collective bargaining agreement expires on December 31, 2010. We have begun negotiations with NABET/CWA regarding a successor agreement. The AFTRA collective bargaining agreement expires on September 30, 2011. The DGA collective bargaining agreement expires on February 28, 2011. No employees of our other owned stations are represented by unions. We consider our relations with our employees to be satisfactory.

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

A Downturn in the Economy May Adversely Affect Us

An economic slowdown in future periods could adversely affect our business. During times of economic slowdown, our customers may significantly reduce their advertising budgets. In addition, an economic downturn may adversely affect the demand for consumer products, which could in turn adversely affect our advertising revenues. To the extent these factors adversely affect other television companies, there could be an oversupply of unfilled airtime and downward pressure on pricing for advertising services, which could adversely affect us. Additionally, bankruptcies or financial difficulties of our customers could reduce our cash flows and adversely impact our liquidity and profitability. Collectively, these events could adversely affect our cash flow and adversely affect our ability to comply with the financial covenants of our senior credit facility.

Our substantial debt could adversely affect our financial condition and operational flexibility.

We have a substantial amount of debt. As of September 30, 2010, our total debt consisted of $455,000 of 8% senior subordinated notes due May 15, 2018 and $15,000 outstanding under our $60,000 senior credit facility which expires April 29, 2013. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

The degree to which we are leveraged could adversely affect us. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our existing debt;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which will reduce amounts available for working capital, capital expenditures and other general corporate purposes;

•	result in the sale of one or more of our stations to reduce our debt service obligations;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a competitive disadvantage compared to our competitors with less debt; and

•	limit our ability to borrow additional funds.

To service our debt, we will require a significant amount of cash, which depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If our future cash flow from operations and existing sources of funds are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt and other future debt may limit our ability to pursue any of these alternatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The terms of our debt impose restrictions on us that may affect our ability to successfully operate our business.

The indenture governing our senior notes contains covenants that, among other things, limit our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends or make other restricted payments;

•	make certain investments;

•	create liens;

•	allow restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•	sell assets;

•	merge or consolidate with other entities; and

•	enter into transactions with affiliates;

The credit agreement governing our senior credit facility requires us to comply with specified restrictive financial and operating covenants. These covenants, among other things, restrict our ability to incur additional debt and issue preferred stock, pay dividends and make distributions, issue stock of subsidiaries, make certain investments, repurchase stock or debt, create liens, enter into transactions with affiliates, transfer and sell assets, and merge or consolidate.

All of these covenants may restrict our ability to expand or pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior notes, or the credit agreement that governs our senior credit facility. If there were an event of default, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. If our indebtedness were to be accelerated, we cannot assure you that we would be able to repay it. Additionally, if we fail to repay any outstanding debt incurred under any secured credit facility when it becomes due, the lenders under the facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged as security. Any of the events described in this paragraph could have a material adverse effect on our financial condition or results of operations.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which our stations operate. An economic slowdown in any of the local markets in which our stations operate could have an adverse effect on our results of operations and our business.

We depend on the Washington, D.C. advertising market for a substantial portion of our revenue.

For Fiscal 2008, 2009 and 2010, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy. Decreased demand for advertising in the Washington, D.C. advertising market may adversely affect our business and results of operations.

We particularly depend on automotive-related advertising, which may be affected by the current turmoil in that industry.

Approximately 20%, 14% and 17% of our total broadcast revenues for the fiscal years ended September 30, 2008, 2009 and 2010, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 14% and 41% for the years ended September 30, 2008 and 2009, respectively, as a result of decreased demand for advertising by the automotive industry. Automotive-related advertising increased by 41% for the year ended September 30, 2010. Significant decreases in such advertising would adversely affect our operating results.

Federal regulation of the broadcasting industry limits our operating flexibility.

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC under the Communications Act. Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station’s frequency, location and operating power; the issuance, renewal, revocation or modification of a television station’s FCC license; the approval of changes in the ownership or control of a television station’s licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC’s rules and regulations. The FCC’s regulation of other media and spectrum users also has an indirect effect on the operations of our stations.

License Renewal. Our business is dependent upon our continuing to hold broadcasting licenses from the FCC that are issued for terms of eight years. While in the vast majority of cases such licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, we cannot assure you that our licenses will be renewed upon their expiration dates. License renewal applications are currently pending for KATV and WHTM, which are currently operating under expired licenses. These stations will continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for all other of our stations are currently in effect with expiration dates ranging from October 1, 2012 to June 1, 2014. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications, it could prevent us from operating the affected stations and generating revenues. See “Our Business—Legislation and Regulation—License Renewal.”

Ownership Matters. The Communications Act, in conjunction with various antitrust statutes, contains restrictions on the ownership and control of broadcast licenses. Together with the FCC’s rules, those laws place limitations on alien ownership, common ownership of television, radio and newspaper properties, and ownership by those persons not having the requisite “character” qualifications and those persons holding “attributable” interests in the license. We must comply with current FCC regulations and policies in the ownership of our stations. Any future actions by Congress or the FCC with respect to the ownership rules may adversely impact our business.

Frequency Allocation. The FCC reviews and reallocates non-governmental frequency spectrum on an ad hoc basis pursuant to its rulemaking authority. The FCC has announced a potential reassessment process in connection with expanded needs for high speed, broadband, wireless, data networks. Reallocation of portions of the broadcast frequency band for broadband uses could diminish the frequency allocation to our stations and could have an adverse impact on our operations.

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

Congress and the FCC may in the future adopt new laws, regulations or policies regarding a wide variety of matters that could, directly or indirectly, adversely affect the operation and ownership of our television stations. It is impossible to predict the outcome of federal legislation or the potential effect thereof on our business. See “Our Business—Legislation and Regulation.”

The FCC’s National Broadband Plan could result in the reallocation of broadcast spectrum for wireless broadband use, which could materially impair our ability to provide competitive services.

The American Recovery and Reinvestment Act of 2009 directed the FCC to deliver to Congress, within one year of enactment, a “National Broadband Plan.” The FCC delivered the National Broadband Plan to Congress on March 16, 2010. The National Broadband Plan recommended reallocating some of the spectrum presently allocated for television broadcasting so that the spectrum could be used for other purposes, including mobile wireless broadband. Further action by the FCC, Congress, or both, would be necessary in order to develop and implement the National Broadband Plan’s recommendation to reallocate broadcast spectrum. We cannot predict the likelihood, timing, or extent of a voluntary or involuntary spectrum reallocation. If some or all of our television stations are involuntarily required to change frequencies or reduce the amount of spectrum they use, our stations could suffer material adverse effects, including, but not limited to, substantial conversion costs, reduction or loss of over-the-air signal coverage, and an inability to provide high definition programming and additional program streams or mobile television expansion.

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

We Depend Upon Quality Syndicated Programming

We purchase syndicated programming to supplement the shows supplied to us by ABC. Generally, however, before we purchase syndicated programming for our stations, this programming must first be cleared in the largest television markets—New York, Los Angeles and Chicago. Network owned and operated stations in those markets typically determine which syndicated shows will be brought to market, and therefore dictate our options for syndicated programs. If those stations do not launch new shows for the national marketplace, or if the shows that they launch, and which in turn we acquire, fail to generate satisfactory ratings, our viewership levels may decrease and our revenues may be adversely affected.

Increased Programming Costs Could Adversely Affect Our Business and Operating Results

Television programming is a significant component of television operating expenses. We may be exposed in the future to increased programming costs. Should such an increase in our programming expenses occur, it could have a material adverse effect on our operating results. In addition, television networks have been seeking arrangements with their affiliates to share the networks’ programming costs and to change the structure of network compensation, including eliminating compensation to affiliates and seeking reverse compensation, or payment from affiliates in consideration for the network’s programming. If we become party to an arrangement whereby we share our networks’ programming costs, our programming expenses would increase further. In addition, we usually acquire syndicated programming rights two or three years in advance and acquiring those rights may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results. Finally, cable distributors are increasingly competing with us or the networks with which we are affiliated for the rights to carry popular sports programming, which could increase our costs, or if we were to lose the rights to broadcast such sports programming, could adversely affect our audience share and operating results.

Increased Competition Due to Technological Innovation May Adversely Impact Our Business

Technological innovation, and the resulting proliferation of programming alternatives such as cable, satellite television, video provided by telephone company fiber lines, satellite radio, video-on-demand, pay-per-view, the Internet, home video and entertainment systems, portable entertainment systems, and the availability of television programs on the Internet and portable digital devices have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. Over the past decade, the aggregate viewership of non-network programming distributed via MVPDs such as cable television and satellite systems has increased, while the aggregate viewership of the major television networks has declined. Technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, and the Internet, may cause changes in consumer behavior or could hinder Nielsen’s ability to accurately measure our audience, both of which could affect the attractiveness of our offerings to advertisers, which, in turn, could adversely affect our operating results.

Other advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers. In addition, video compression technologies permit greater numbers of channels to be carried within existing bandwidth on cable, satellite and other television distribution systems. These compression technologies, as well as other technological developments, are applicable to all video delivery systems, including digital over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming on cable, satellite and other television distribution systems. We expect this ability to reach very narrowly defined audiences to increase competition both for audience and for advertising revenue. In addition, the expansion of competition due to technological innovation has increased, and may continue to increase competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase our programming costs or impair our ability to acquire programming, which will in turn impair our ability to generate revenue from the advertisers with which we seek to do business.

Our Inability to Secure Carriage of Our Stations By Multi-Channel Video Programming Distributors May Adversely Affect Our Business

Cable operators (including telcos) and direct broadcast satellite systems are generally required to carry the primary signal of local commercial television stations pursuant to the FCC’s “must carry” or “carry-one, carry-all” rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station’s consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the “must carry” or “carry-one, carry-all” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station’s signal, in most cases in exchange for some form of consideration from the system operator. In 2008, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2009 and successfully negotiated carriage agreements for the period January 1, 2009, to at least December 31, 2011. Similarly, our agreements for carriage of our broadcast stations by the two DBS satellite carriers expire in 2011 and 2013. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms, our ability to distribute our programming and our operating results could be adversely affected.

NewsChannel 8 is dependent on cable operators for carriage of its programming.

NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial MVPDs for the carriage of its programming to subscribers. Each of the cable operator affiliation agreements has an expiration date of December 31, 2011, and the agreement with the primary telco operator, Verizon, expires on December 31, 2012. The news service operated by NewsChannel 8 is entirely dependent upon carriage by the MVPDs. Although these agreements have been renewed by the MVPDs in the past, there can be no assurance that these agreements will be renewed upon expiration or whether the same general terms and conditions can be retained. The non-renewal or termination of one or more of these affiliation agreements or alteration of terms could adversely affect our results of operations.

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

We are controlled by the Allbritton family. Accordingly, the family is able to control our operations and policies, and the vote on all matters submitted to a vote of our stockholder, including, but not limited to, electing directors, adopting amendments to ACC’s certificate of incorporation and approving mergers or sales of substantially all of ACC’s assets. Circumstances may occur in which the interests of the family could be in conflict with the interests of the holders of our debt. In addition, the family could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes. See “Ownership of Capital Stock—ACC Common Stock” and “Certain Relationships and Related Transactions.”

We have paid dividends and made advances to related parties, and we expect to continue to do so in the future.

ACC has made advances to certain related parties. Because, at present, such related parties’ primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder’s investment in our consolidated balance sheets. The stockholder’s deficit at September 30, 2009 and 2010 was $398,809 and $388,716, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Certain Relationships and Related Transactions.” Under our current debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, there are three bargaining agreements with unions representing 120 of our full and part-time employees at WJLA/NewsChannel 8, which expire between December 31, 2010 and September 30, 2011. We cannot assure you about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot assure you that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See “Our Business – Employees.”

Changes in accounting standards can significantly impact reported operating results.

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets and income taxes, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported operating results. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

The following table describes the general characteristics of our principal real property:

Facility	Market/Use	Ownership	Approximate Size	Lease Expiration Date

WJLA/NewsChannel 8	Rosslyn, VA
	Office/Studio	Leased	99,977 sq. ft.	6/30/17

Prince George’s, MD
	Tower – Weather	Leased	1 acre	3/31/16

Bethesda, MD
	Downlink Receive	Leased	5,300 sq. ft.	9/30/14

Washington, D.C.
	Tower/Transmitter	Joint Venture	108,000 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	2/28/12

WHTM	Harrisburg, PA
	Office/Studio	Owned	14,000 sq. ft.	N/A
	Adjacent Land	Owned	59,337 sq. ft.	N/A
	Tower/Transmitter	Owned	2,801 sq. ft.	N/A
	Office	Leased	3,168 sq. ft.	10/31/11

KATV	Little Rock, AR
	Office/Studio	Owned	20,500 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	1/31/12
	Tower/Transmitter	Owned	188 acres	N/A
	Tower/Transmitter	Leased	3.49 acres	5/31/23
	Annex/Garage	Owned	67,400 sq. ft.	N/A

KTUL	Tulsa, OK
	Office/Studio	Owned	13,520 sq. ft.	N/A
	Tower/Transmitter	Owned	160 acres	N/A

WSET	Lynchburg, VA
	Office/Studio	Owned	15,500 sq. ft.	N/A
	Tower/Transmitter	Owned	2,700 sq. ft.	N/A

Danville, VA
	Office/Studio	Leased	2,150 sq. ft.	Monthly

Roanoke, VA
	Office/Studio	Leased	2,688 sq. ft.	11/30/11

WBMA/WCFT/WJSU	Birmingham, AL
	Office/Studio/Dish Farm	Leased	26,357 sq. ft./0.5 acres	9/30/21
	Tower/Relay-Pelham	Leased	.08 acres	10/31/11
	Tower/Relay-Red Mtn.	Owned	.21 acres	N/A

Tuscaloosa, AL
	Office/Studio	Owned	9,475 sq. ft.	N/A
	Tower-Tuscaloosa	Owned	10.5 acres	N/A
	Tower-AmSouth	Leased	134.3 acres	4/30/11

Anniston, AL
	Office/Studio	Leased	700 sq. ft.	10/31/13
	Tower-Blue Mtn.	Owned	1.7 acres	N/A
	Tower-Bald Rock	Leased	1 acre	8/29/16

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

The selected consolidated financial data for the fiscal years ended September 30, 2006, 2007, 2008, 2009 and 2010 are derived from our consolidated financial statements. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the statement of operations data below have been adjusted to reflect WCIV and Politico as discontinued operations for all periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended September 30,
	2006	2007	2008	2009	2010
Statement of Operations Data:
Operating revenues, net	$216,227	$214,508	$205,020	$181,798	$201,200
Television operating expenses, excluding depreciation, amortization and impairment	118,898	122,398	128,275	111,748	109,140
Depreciation and amortization	8,136	8,050	8,735	8,939	8,863
Impairment of intangible assets	—	—	—	30,700	—
Corporate expenses	4,889	6,106	6,459	5,079	6,176
Operating income	84,304	77,954	61,551	25,332	77,021
Interest expense	36,228	37,213	37,631	37,180	37,469
Interest income	147	208	96	30	3
Interest income–related party	232	430	200	112	215
Loss on early repayment of debt	—	—	—	—	10,408
Other nonoperating income (expense), net	843	262	(242)	5,222	1,057
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	49,298	41,641	23,974	(6,484)	30,419
Provision for (benefit from) income taxes	18,210	15,794	9,175	(713)	6,888
Income (loss) from continuing operations before cumulative effect of change in accounting principle	31,088	25,847	14,799	(5,771)	23,531
Income (loss) from discontinued operations, net of tax (1)	421	(3,233)	(1,926)	199	1,641
Cumulative effect of change in accounting principle, net of tax (2)	48,728	—	—	—	—
Net (loss) income	(17,219)	22,614	12,873	(5,572)	25,172

	As of September 30,
	2006	2007	2008	2009	2010
Balance Sheet Data:
Total assets	$176,021	$169,049	$159,455	$127,110	$132,356
Total debt (3)	452,846	484,100	483,408	475,240	470,000
Stockholder’s investment	(327,770)	(366,527)	(383,524)	(398,809)	(388,716)

	Fiscal Year Ended September 30,
	2006	2007	2008	2009	2010
Cash Flow Data (4):
Cash flow from operating activities	$41,374	$31,092	$34,027	$21,407	$36,142
Cash flow from investing activities	(6,670)	(5,889)	(5,977)	(4,780)	(5,573)
Cash flow from financing activities	(31,309)	(30,401)	(28,880)	(16,035)	(29,854)

Financial Ratios and Other Data:
Operating income margin	39.0%	36.3%	30.0%	13.9%	38.3%
Capital expenditures (5)	8,836	6,052	5,986	4,853	5,666

(Footnotes on following page)

Footnotes

(dollars in thousands)

(1)	Effective August 1, 2009, the equity interests of WCIV, our wholly-owned subsidiary, were distributed to Perpetual. On November 13, 2009, the equity interests of Politico, our wholly-owned subsidiary, were distributed to Perpetual. As the operations of WCIV and Politico each constituted a component of the Company, their operating results have been presented as discontinued operations for all periods presented. See “Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7.”
(2)	In September 2004, the Securities Exchange Commission (“SEC”) announced that the “residual method” should no longer be used to value intangible assets other than goodwill. Rather, a “direct value method” is required to be used to determine the fair value of all intangible assets for purposes of impairment testing, including those assets previously valued using the residual method. Any impairment resulting from application of a direct value method should be reported as a cumulative effect of a change in accounting principle. Application of this new guidance became effective at the beginning of our year ended September 30, 2006. As a result of implementing this guidance, we recorded a non-cash, pre-tax impairment charge related to the carrying value of certain of our FCC licenses of $80,000. This charge was recorded, net of the related tax benefit of $31,272, as a cumulative effect of a change in accounting principle during the quarter ended December 31, 2005.
(3)	Total debt is defined as long-term debt (including the current portion thereof, and net of discount) and capital lease obligations.
(4)	Cash flows from operating, investing and financing activities were determined in accordance with Generally Accepted Accounting Principles (“GAAP”). See “Consolidated Financial Statements—Consolidated Statements of Cash Flows.”
(5)	Capital expenditures for the years ended September 30, 2008 and 2009 are exclusive of $2,924 and $4,376, respectively, associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas. See “Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 10.”

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

We owned and operated WCIV, an ABC network-affiliated television station in Charleston, South Carolina, from March 1, 1996 until August 1, 2009, at which time the equity interests of WCIV were distributed to Perpetual. We also owned and operated Politico, a specialized newspaper and Internet site (politico.com), from its launch in January 2007 until November 13, 2009, at which time the equity interests of Politico were distributed to Perpetual. The operating results of WCIV and Politico are classified as discontinued operations for all periods presented.

Based upon regular assessments of our operations and internal financial reporting, we have determined that we have one reportable segment.

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

Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2008 Summer Olympic Games and 2010 Winter Olympic Games were broadcast by NBC in August 2008 and February 2010, respectively, in connection with NBC’s United States television rights to the Olympic Games, which extend through 2012.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2008, 2009 and 2010, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

We are also dependent on automotive-related advertising. Approximately 20%, 14% and 17% of our total broadcast revenues for the years ended September 30, 2008, 2009 and 2010, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 14% and 41% for the years ended September 30, 2008 and 2009, respectively, as a result of decreased demand for advertising by the automotive industry. Automotive-related advertising increased by 41% for the year ended September 30, 2010. Significant decreases in such advertising in the future would adversely affect our operating results.

Financing Activities

On April 29, 2010, we executed an amendment to our senior credit facility. The amendment served to: (i) permit us to complete our offering of senior notes as discussed below; (ii) provide additional collateral; (iii) extend the maturity date to April 29, 2013; and (iv) reduce the total commitment from $65,000 to $60,000.

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

	Fiscal Year Ended September 30,
	2008		2009		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Local and national (1)	$174,035	83.4%	$142,770	77.2%	$162,798	79.2%
Political (2)	6,590	3.1%	10,104	5.5%	10,355	5.0%
Subscriber fees (3)	11,774	5.6%	15,671	8.5%	18,770	9.1%
Internet (4)	2,010	1.0%	2,647	1.4%	2,922	1.4%
Network compensation (5)	3,282	1.6%	2,589	1.4%	2,380	1.2%
Trade and barter (6)	6,006	2.9%	5,496	3.0%	5,372	2.6%
Other revenues	5,076	2.4%	5,632	3.0%	3,008	1.5%

Operating revenues	208,773	100.0%	184,909	100.0%	205,605	100.0%

Fees (7)	(3,753)		(3,111)		(4,405)

Operating revenues, net	$205,020		$181,798		$201,200

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Local and national advertising constitutes our largest category of operating revenues, representing 75% to 85% of our total operating revenues in each of the last three fiscal years. Local and national advertising revenues decreased 5.6% and 18.0% in Fiscal 2008 and 2009, respectively, and increased 14.0% in Fiscal 2010.

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

Set forth below are selected consolidated financial data for Fiscal 2009 and 2010, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage Change
	2009	2010

Operating revenues, net	$181,798	$201,200	10.7%
Impairment of intangible assets	30,700	—	—
All other operating expenses	125,766	124,179	(1.3)%

Operating income	25,332	77,021	204.0%
Loss on early repayment of debt	—	10,408	—
Other nonoperating expenses, net	31,816	36,194	13.8%
Income tax (benefit) provision	(713)	6,888	—

(Loss) income from continuing operations	(5,771)	23,531	—
Income from discontinued operations, net of income taxes	199	1,641	724.6%

Net (loss) income	$(5,572)	$25,172	—

Net Operating Revenues

Net operating revenues for Fiscal 2010 totaled $201,200, an increase of $19,402, or 10.7%, as compared to Fiscal 2009. This increase primarily reflects increased demand for local and national advertising as discussed below.

Local and national advertising revenues increased $20,028, or 14.0%, from Fiscal 2009. Local and national advertising revenue increased as a result of strengthening advertising demand due to the improving economic environment. Active issue-oriented advertising surrounding the legislative process also contributed to this increase during the first half of the fiscal year. The automotive category, which decreased significantly during the previous fiscal year, increased 41% during Fiscal 2010.

Political advertising revenues amounted to $10,355 during Fiscal 2010 as compared to $10,104 during Fiscal 2009. Political advertising revenue was strong during both fiscal years. Spending by the Presidential candidates associated with the November 2008 general election generated political revenues during the first quarter of Fiscal 2009. Advertising leading up to the Virginia Governor’s election in November 2009 generated political revenues during the fourth quarter of Fiscal 2009 and the first quarter of Fiscal 2010. Spending by candidates related to heavily contested primaries in several of our markets as well as spending leading up to the November 2010 interim elections generated political revenues during the second half of Fiscal 2010.

Subscriber fees increased $3,099, or 19.8%, during Fiscal 2010 as compared to the prior fiscal year. This increase was due to new retransmission consent agreements entered into with certain cable companies during the quarters ended March 31, 2009 and June 30, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

Other revenue decreased $2,624, or 46.6%, during Fiscal 2010 as compared to the same period in the prior year. During the fourth quarter of Fiscal 2009, the insurance claim related to the January 2008 collapse of our broadcast tower in Little Rock, Arkansas was finalized. As a result, we recorded a gain on the business interruption portion of the claim of $2,811 in other revenue. See “Liquidity and Capital Resources—Other Uses of Cash.”

No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2010 or 2009.

Total Operating Expenses

Total operating expenses in Fiscal 2010 were $124,179, a decrease of $32,287, or 20.6%, compared to total operating expenses of $156,466 in Fiscal 2009. This net decrease consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $2,608, a decrease in depreciation and amortization of $76, a prior year intangible asset impairment charge of $30,700 and an increase in corporate expenses of $1,097.

Television operating expenses, excluding depreciation, amortization and impairment, totaled $109,140 in Fiscal 2010, a decrease of $2,608, or 2.3%, when compared to television operating expenses of $111,748 in Fiscal 2009. This decrease was due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 in response to the overall weak advertising environment. These expense reductions included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment. The full-year effect of these initiatives largely occurred by February 1, 2010. This decrease was somewhat offset by increased personnel costs during the second half of the fiscal year leading up to the launch of our new Washington, D.C. website, TBD.com, and its integration with the NewsChannel 8 cable platform as well as increased sales expenses associated with the increase in revenues.

Corporate expenses increased $1,097, or 21.6%, for the fiscal year ended September 30, 2010 as compared to the prior fiscal year primarily due to increased compensation expense as compared to the prior year’s reduced levels.

During the second quarter of Fiscal 2009, events occurred which indicated that an impairment of certain broadcast licenses may have existed. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. Our annual impairment tests were performed as of September 30, 2009. These tests indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. There were no related charges recorded during Fiscal 2010.

Operating Income

Operating income of $77,021 in Fiscal 2010 increased $51,689, or 204.0%, compared to operating income of $25,332 in Fiscal 2009. The operating income margin in Fiscal 2010 increased to 38.3% from 13.9% for the prior fiscal year. The increases in operating income and margin during Fiscal 2010 were primarily the result of increased net operating revenues and decreased total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense increased by $289, or 0.8%, from $37,180 in Fiscal 2009 to $37,469 in Fiscal 2010. The increase in interest expense was primarily due to the increase in the weighted average interest rate on debt, partially offset by the decrease in the average balance of debt outstanding during Fiscal 2010 as compared to the prior fiscal year. The average balance of debt outstanding for Fiscal 2009 and 2010 was $488,199 and $481,806, respectively, and the weighted average interest rate on debt was 7.5% and 7.7% during the years ended September 30, 2009 and 2010, respectively.

Loss on Early Repayment of Debt. As a result of the purchase and redemption of our 2012 Notes as discussed above, we recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

Other, Net. Other net nonoperating income was $1,057 and $5,222 during Fiscal 2010 and 2009, respectively. The $4,165 decrease in other net nonoperating income was primarily due to a prior year insurance gain. During the fourth quarter of Fiscal 2009, the insurance claim related to the January 2008 collapse of our broadcast tower in Little Rock, Arkansas was finalized. As a result, we recorded a gain on the replacement cost property portion of the claim of $6,015, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. See “Liquidity and Capital Resources—Other Uses of Cash.” This decrease in other net nonoperating income was partially offset by an increase in the non-cash gain recorded related to the exchange of equipment by Nextel of $1,976 as discussed below.

The FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic newsgathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of our markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged. During the years ended September 30, 2009 and 2010, equipment was exchanged and placed into service with an excess of fair market value as compared to book value of $615 and $2,591, respectively, and was recorded as a non-cash gain in other, net nonoperating income.

Income Taxes

The provision for income taxes in Fiscal 2010 totaled $6,888, an increase of $7,601 when compared to the benefit from income taxes of $713 in Fiscal 2009. This increase in income tax expense was primarily due to the $36,903 increase in pre-tax income from continuing operations, partially offset by a reduction in income tax expense related to the release of reserves due to the expiration of a statute of limitations and a reduction in valuation allowances resulting from management’s evaluation of the recoverability of certain state and local net operating loss carryforwards.

Income (Loss) from Continuing Operations

Income from continuing operations during Fiscal 2010 was $23,531, an increase of $29,302 when compared to the loss from continuing operations during Fiscal 2009 of $5,771. This increase was primarily due to increased operating income, partially offset by the loss on early repayment of debt, the decrease in net nonoperating income and the increased provision for income taxes related to the increased operating income, as discussed above.

Income (Loss) from Discontinued Operations, Net of Income Taxes

The operations of WCIV and Politico through July 31, 2009 and November 13, 2009, respectively, are classified as discontinued operations for all periods presented. Income from discontinued operations of Politico through November 13, 2009 was $1,641, net of the related tax provision of $1,028, during Fiscal 2010. The distribution of Politico resulted in a current tax effect of $1,766 which was reflected as a reduction to stockholder’s investment during Fiscal 2010. Income from discontinued operations of WCIV and Politico during Fiscal 2009 was $199, net of the related tax provision of $156.

Net Income (Loss)

For Fiscal 2010, the Company recorded net income of $25,172 as compared to a net loss of $5,572 for Fiscal 2009. The increase in net income during Fiscal 2010 of $30,744 was primarily due to increased income from continuing operations, as discussed above.

Results of Operations—Fiscal 2009 Compared to Fiscal 2008

Set forth below are selected consolidated financial data for Fiscal 2008 and 2009, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage Change
	2008	2009

Operating revenues, net	$205,020	$181,798	(11.3)%
Impairment of intangible assets	—	30,700	—
All other operating expenses	143,469	125,766	(12.3)%

Operating income	61,551	25,332	(58.8)%
Nonoperating expenses, net	37,577	31,816	(15.3)%
Income tax provision (benefit)	9,175	(713)	—

Income (loss) from continuing operations	14,799	(5,771)	—
(Loss) income from discontinued operations, net of income taxes	(1,926)	199	—

Net income (loss)	$12,873	$(5,572)	—

Net Operating Revenues

Net operating revenues for Fiscal 2009 totaled $181,798, a decrease of $23,222, or 11.3%, as compared to Fiscal 2008. Our operations were negatively impacted as a result of the general economic downturn experienced during Fiscal 2009. This decrease was partially offset by increases in subscriber fees, Internet revenues and political advertising as discussed below.

Local and national advertising revenues decreased $31,265, or 18.0%, from Fiscal 2008. This decline reflected decreased demand primarily due to an overall weak advertising environment, particularly in the automotive category which was down 41% during Fiscal 2009.

Political advertising revenues increased $3,514, or 53.3%, in Fiscal 2009 as compared to Fiscal 2008. Political advertising revenue increased in all but one of our markets with substantial increases in our Virginia and Pennsylvania markets related to spending by the Presidential candidates leading up to the November 2008 general election, which generated substantial revenue in the first quarter of Fiscal 2009. While political advertising revenue increased for the year ended September 30, 2009, it decreased during the final quarter of the fiscal year. This decrease was due to political advertising during the fourth quarter of Fiscal 2008 leading up to the November 2008 elections, partially offset by spending during the fourth quarter of Fiscal 2009 related to the Virginia Governor’s election.

Subscriber fees increased $3,897, or 33.1%, during Fiscal 2009 as compared to the prior fiscal year. This increase was due to new retransmission consent agreements entered into with certain cable companies during the quarters ended March 31, 2009 and June 30, 2009 as well as contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

Internet revenues increased $637, or 31.7%, during Fiscal 2009 as a result of continued specific content and sales initiatives related to our station websites.

Other revenue increased $556, or 11.0%, during Fiscal 2009 as compared to the same period in the prior year. During the fourth quarter of Fiscal 2009, the insurance claim related to the January 2008 collapse of our broadcast tower in Little Rock, Arkansas was finalized. As a result, we recorded a gain on the business interruption portion of the claim of $2,811 in other revenue. See “Liquidity and Capital Resources—Other Uses of Cash.” This increase in other revenue was substantially offset by a change in the nature of our relationship with the University of Arkansas. In conjunction with a long-term renewal and broadening of the Arkansas Razorback Sports Network franchise, we are now working with a third-party, multimedia sports rightsholder. As a result, we now receive certain fees from this company rather than directly selling the radio and television advertising. Such fees are less than the advertising revenue previously generated. This decrease in revenue has a corresponding decrease in expense as we also no longer incur the programming rights fee to the University of Arkansas. These decreases in revenue and expense primarily affected the first two quarters of Fiscal 2009 due to the timing of the college football and basketball seasons.

No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2009 or 2008.

Total Operating Expenses

Total operating expenses in Fiscal 2009 were $156,466, an increase of $12,997, or 9.1%, compared to total operating expenses of $143,469 in Fiscal 2008. This net increase consisted of a decrease in television operating expenses, excluding depreciation, amortization and impairment, of $16,527, an increase in depreciation and amortization of $204, an intangible asset impairment charge of $30,700 and a decrease in corporate expenses of $1,380.

Television operating expenses, excluding depreciation, amortization and impairment, totaled $111,748 in Fiscal 2009, a decrease of $16,527, or 12.9%, when compared to television operating expenses of $128,275 in Fiscal 2008. This decrease was due primarily to expense reduction initiatives implemented during the quarter ended March 31, 2009 as well as the change in the nature of our relationship with the University of Arkansas as discussed above. During the quarter ended March 31, 2009, we responded to the overall weak advertising environment with a number of expense reduction initiatives. These included the elimination of management and staff positions, reductions in incentive and base compensation across the Company, the suspension of the Company match to our 401(k) plan and other cost-saving measures, including significant decreases in discretionary spending, such as travel, meals and entertainment.

Corporate expenses decreased $1,380, or 21.4%, for the fiscal year ended September 30, 2009 as compared to the prior fiscal year primarily due to decreased executive bonus and incentive compensation.

During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. Our annual impairment tests were performed as of September 30, 2009. These tests indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. There were no related charges recorded during the prior year. Notwithstanding the factors cited above, the recording of these impairment charges did not have any direct effect on our liquidity or future operating results. See “Critical Accounting Policies and Estimates.”

Operating Income

Operating income of $25,332 in Fiscal 2009 decreased $36,219, or 58.8%, compared to operating income of $61,551 in Fiscal 2008. The operating income margin in Fiscal 2009 decreased to 13.9% from 30.0% for the prior fiscal year. The decreases in operating income and margin during Fiscal 2009 were primarily the result of the non-cash intangible asset impairment charge of $30,700 recorded during Fiscal 2009 as discussed above.

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

Other, Net. Other net nonoperating income was $5,222 during Fiscal 2009 as compared to other net nonoperating expense of $242 during Fiscal 2008. During the fourth quarter of Fiscal 2009, the insurance claim related to the January 2008 collapse of our broadcast tower in Little Rock, Arkansas was finalized. As a result, we recorded a gain on the replacement cost property portion of the claim of $6,015, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. See “Liquidity and Capital Resources—Other Uses of Cash.” This increase in other net nonoperating income was partially offset by a decrease in the non-cash gain recorded related to the exchange of equipment by Nextel of $363 as discussed below.

The FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic newsgathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of our markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged. During the years ended September 30, 2008 and 2009, equipment was exchanged and placed into service with an excess of fair market value as compared to book value of $978 and $615, respectively, and was recorded as a non-cash gain in other, net nonoperating income.

Income Taxes

The benefit from income taxes in Fiscal 2009 totaled $713, a decrease of $9,888 when compared to the provision for income taxes of $9,175 in Fiscal 2008. This decrease in income tax expense was primarily due to the $30,458 decrease in pre-tax income from continuing operations.

Income (Loss) from Continuing Operations

Loss from continuing operations during Fiscal 2009 was $5,771, a decrease of $20,570 when compared to income from continuing operations of $14,799 during Fiscal 2008. This decrease was primarily due to non-cash intangible asset impairment charges of $30,700, partially offset by the related tax benefit of $9,235 as well as gains, net of tax, associated with finalizing the insurance claim related to the collapse of our broadcast tower in Little Rock, Arkansas.

Income (Loss) from Discontinued Operations, Net of Income Taxes

Effective August 1, 2009, we distributed the equity interests of WCIV to Perpetual. The operations of WCIV through July 31, 2009 are classified as discontinued operations for all periods presented. On November 13, 2009, we distributed the equity interests of Politico to Perpetual. The operations of Politico are classified as discontinued operations for all periods presented. Income from discontinued operations of WCIV through July 31, 2009 and Politico through September 30, 2009 was $199, net of the related tax provision of $156, during Fiscal 2009. This increased $2,125 when compared to the loss from discontinued operations of WCIV and Politico for the full fiscal year of $1,926, net of the related tax benefit of $1,109, during Fiscal 2008. The $2,125 increase primarily reflected the increased issue-oriented advertising demand for Politico as well as an increase in the number of print publications produced during Fiscal 2009.

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

As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $34,027, $21,407 and $36,142 for Fiscal 2008, 2009 and 2010, respectively. The decrease in cash provided by operating activities from Fiscal 2008 to Fiscal 2009 was primarily the result of various differences in the timing of cash receipts and payments in the ordinary course of operations. These differences reflected reduced revenue levels during Fiscal 2009 as well as decreased liability balances at September 30, 2009 due to the expense reduction initiatives put into place during the year. The increase in cash provided by operating activities from Fiscal 2009 to Fiscal 2010 was primarily the result of the increase in net income (exclusive of the after-tax effect of the intangible asset impairment charge in Fiscal 2009 and the loss on early repayment of debt in Fiscal 2010). Additionally, cash flows from operating activities were affected by various differences in the timing of cash receipts and payments in the ordinary course of operations, including an increase in accounts receivable (exclusive of the effect of discontinued operations), which was associated with the increase in net operating revenues.

Distributions to Related Parties

We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2008, 2009 and 2010, we made cash advances net of repayments to Perpetual of $27,880, $7,125 and $5,905, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. Effective August 1, 2009, the equity interests of WCIV were distributed to Perpetual, and on November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “General Factors Affecting Our Business.”

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2010 and through December 15, 2010, we made no net distributions to owners.

During Fiscal 2008, 2009 and 2010, we were charged by Perpetual under a tax sharing agreement with Perpetual for federal and state income taxes totaling $5,350, $4,887 and $9,272, respectively, and we made payments to Perpetual for these taxes of $5,350, $2,842 and $11,317, respectively.

Stockholder’s deficit amounted to $388,716 at September 30, 2010, a decrease of $10,093, or 2.5%, from the September 30, 2009 deficit of $398,809. The decrease was due to net income for Fiscal 2010 of $25,172, partially offset by a net increase in distributions to owners of $7,950 and the distribution of the equity interests of Politico to Perpetual at historical cost of $5,363 as well as the related tax effect of the Politico distribution of $1,766.

Indebtedness

Our total debt decreased from $475,240 at September 30, 2009 to $470,000 at September 30, 2010. This debt, net of applicable discounts, consisted of $455,000 of 8% senior notes due May 15, 2018 and $15,000 outstanding under our senior credit facility. The decrease of $5,240 in total debt from September 30, 2009 to September 30, 2010 was due to net repayments under the senior credit facility of $6,500, partially offset by the elimination of the discount related to our 2012 Notes which were fully purchased and redeemed during Fiscal 2010.

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

On November 13, 2009, the senior credit facility was amended to permit the distribution of the equity interests of Politico to Perpetual. On April 29, 2010, the senior credit facility was further amended to: (i) permit us to complete our offering of senior notes as discussed above; (ii) provide additional collateral; (iii) extend the maturity date to April 29, 2013; and (iv) reduce the total commitment from $65,000 to $60,000.

Our senior credit facility is secured by the assets and stock of ACC and its subsidiaries. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2010, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $15,000 was outstanding at September 30, 2010, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior secured leverage ratios and a minimum fixed charge coverage ratio. The maximum total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants. The total leverage ratio also serves to limit cash advances to Perpetual. Under our senior credit facility, the total leverage ratio must not exceed 6.75 in order for such advances to be made. The calculation for this ratio and the financial covenant requirement for this ratio as of September 30, 2010 and September 30, 2009 are provided below.

	Calculation as of September 30, 2010	Covenant Requirement as of September 30, 2010	Calculation as of September 30, 2009	Covenant Requirement as of September 30, 2009
Total Leverage Ratio
Total debt, plus unamortized debt discount	$470,000		$476,500
Consolidated EBITDA, as defined below	$86,775		$67,248
Total debt, plus unamortized debt discount, divided by Consolidated EBITDA	5.42	Must not exceed 7.25	7.09	Must not exceed 8.00

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2010	Calculation for the twelve months ended September 30, 2009
Net Income (loss)	$25,172	$(5,572)
(Income) loss from discontinued operations, net of income taxes	(1,641)	214
Provision for (benefit from) income taxes	6,888	(373)
Loss on early repayment of debt	10,408	—
Interest expense	37,469	37,180
Gain on disposal of assets	(2,485)	(6,459)
Depreciation and amortization	8,863	9,087
Provision for doubtful accounts	587	991
Other noncash charges	1,514	32,180

Consolidated EBITDA	$86,775	$67,248

The calculation for the twelve months ended September 30, 2009 excludes amounts related to WCIV, and the calculation for the twelve months ended September 30, 2010 excludes amounts related to Politico as required by the senior credit facility. Consolidated EBITDA is a non-GAAP measure which is only presented for purposes of assisting the reader in understanding our compliance with our financial covenants. We have calculated Consolidated EBITDA in accordance with the specific requirements of our senior credit facility, and this calculation may not be consistent with similarly titled measures used by other companies. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The permitted maximum total leverage ratio steps down during Fiscal 2011, including a decrease to 6.75 effective June 30, 2011. We believe that based on anticipated results for Fiscal 2011, we will be able to continue to comply with the financial covenants of our senior credit facility.

The indenture for our long-term debt provides that, whether or not required by the rules and regulations of the SEC, so long as any senior notes are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, the indenture also provides that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. Although our duty to file such reports with the SEC was automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934, effective October 1, 2010, we will continue to file such reports in accordance with the indenture.

Other Uses of Cash

During Fiscal 2008, 2009 and 2010, we made $5,986, $4,853 and $5,666, respectively, of capital expenditures. Capital expenditures of $5,986 and $4,853 during the years ended September 30, 2008 and 2009, respectively, are exclusive of $2,924 and $4,376, respectively, of expenditures related to the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below. At this time, we estimate that capital expenditures for Fiscal 2011 will be in the approximate range of $6,000 to $8,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the completion of the conversion to high definition local production in all markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station’s primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. We maintain replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse. We completed construction of the permanent replacement tower and installation of related equipment and began broadcasting a full power digital signal from the replacement tower on February 20, 2009.

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

We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. During Fiscal 2008, 2009 and 2010, we made cash payments of approximately $10,800, $11,300 and $11,000, respectively, for rights to television programs. We anticipate cash payments for program rights will approximate $11,000 for Fiscal 2011 and be in the approximate range of $7,000 to $9,000 per year for Fiscal 2012 through 2015. We currently intend to fund these commitments with cash provided by operations.

The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2010:

	Fiscal Year Ending September 30,					Thereafter	Total
	2011	2012	2013	2014	2015

Long-term debt	$—	$—	$15,000	$—	$—	$455,000	$470,000
Interest payments on senior notes	38,018	36,400	36,400	36,400	36,400	109,200	292,818
Programming contracts — currently available	12,913	485	358	—	—	—	13,756
Programming contracts — future commitments	550	5,672	4,952	4,314	467	—	15,955
Operating leases	5,287	5,265	5,352	5,473	5,578	13,056	40,011
Employment contracts	7,462	1,884	1,089	664	305	—	11,404
Deferred compensation	369	169	96	—	—	—	634

Total	$64,599	$49,875	$63,247	$46,851	$42,750	$577,256	$844,578

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

Based upon our current level of operations, we believe that available cash, together with cash flows generated by operating activities as well as amounts available both under our senior credit facility and from repayments of distributions to owners, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt for the next twelve months.

ACC’s cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2010, approximately 50% of the assets of ACC were held by operating subsidiaries, and for Fiscal 2010, approximately 50% of ACC’s net operating revenues were derived from the operations of ACC’s subsidiaries.

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

Intangible Assets

Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. The carrying value of our indefinite lived intangible assets, consisting of broadcast licenses, was $11,590 at September 30, 2009 and 2010, respectively. Other intangible assets, consisting of favorable terms on contracts and leases, were amortized over the terms of the respective contracts and leases, and these assets became fully amortized during the first quarter of Fiscal 2008.

In accordance with the accounting rules for intangible assets, such assets deemed to have indefinite lives are not amortized but are subject to tests for impairment at least annually, or whenever events indicate that impairment may exist. Other intangible assets continue to be amortized over their useful lives.

Our indefinite lived intangible assets, consisting of broadcast licenses, are subject to impairment tests annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. The annual impairment test as of September 30, 2009 indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. The annual impairment test as of September 30, 2010 indicated that none of our broadcast licenses were impaired. Accordingly, no impairment charge was recorded during Fiscal 2010.

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

The following key valuation assumptions were made for an average market participant in our specific markets as of September 30, 2009: (a) a pre-tax discount rate of 14.3%; (b) compound annual market revenue growth rates ranging from 1.0% - 2.5%; and (c) operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period ranging from 24.8% - 26.5%. These assumptions as of September 30, 2010 were: (a) a pre-tax discount rate of 14.2%; (b) compound annual market revenue growth rates ranging from 1.5% - 2.6%; and (c) operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period ranging from 23.6% - 25.1%. The discount rate represents the current weighted average cost of capital that would be expected in our industry for an average market participant, taking into account the typical split between debt and equity financing within our industry, the rate of return required by investors for an investment with similar risk as well as market risk premiums. The compound annual market revenue growth rates are based on our historical experience within the respective market as well as market-specific and industry-wide future projections. The operating profit margins, excluding depreciation and amortization, are determined based on margins achieved by average market participants in similar markets with similar competitive environments.

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

New Accounting Standards

In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for our year ending September 30, 2011. We do not expect implementation of this guidance to have a significant effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

(dollars in thousands)

At September 30, 2010, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At September 30, 2010, the carrying value of such debt was $455,000, the fair value was approximately $456,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

See Index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using the framework in Internal Control – Integrated Framework, management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Executive officers and directors of ACC are as follows:

Name	Age	Title
Barbara B. Allbritton	73	Executive Vice President and Director
Robert L. Allbritton	41	Chairman, Chief Executive Officer and Director
Frederick J. Ryan, Jr.	55	Vice Chairman, President, Chief Operating Officer and Director
Jerald N. Fritz	59	Senior Vice President, Legal and Strategic Affairs, General Counsel
Stephen P. Gibson	45	Senior Vice President and Chief Financial Officer
James C. Killen, Jr.	48	Vice President, Sales

BARBARA B. ALLBRITTON has been a Director of ACC since its inception in 1974, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves as an officer and/or director of each of ACC’s television subsidiaries, as well as Perpetual, The Allbritton Foundation and the Allbritton Art Institute. She currently serves as a trustee of Baylor College of Medicine and a director of Blair House Restoration Fund. She was formerly a director of Riggs Bank N.A. and The Foundation for the National Archives. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See “Certain Relationships and Related Transactions.”

As a director, Mrs. Allbritton brings institutional knowledge and continuity to the board, having served for 36 years. In addition, her experience in media, banking, insurance and real estate enable her to provide knowledgeable guidance to the Company in these areas. Her experience in serving on multiple boards, including the board of a medical college as well as boards of civic, educational and charitable institutions has provided her insight on a variety of different corporate governance methods and has enabled her to provide guidance to the ACC board that incorporates these experiences.

ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC’s subsidiaries, The Allbritton Foundation and the Allbritton Art Institute. He is also founder and Publisher of Politico, which launched in January 2007. Mr. Allbritton was the Chairman of the Board of Directors and Chief Executive Officer of Riggs National Corporation (“Riggs”) from 2001 until 2005 and a Director of Riggs from 1994 until 2005. Mr. Allbritton has served on the Board of Directors of the Lyndon B. Johnson Foundation since 2002 and on the Board of Trustees of Wesleyan University since 2003. He served on the Board of Directors of Juniper Content Corporation from January to November 2007. He is the son of Joe L. and Barbara B. Allbritton. See “Certain Relationships and Related Transactions.”

Mr. Allbritton brings significant operational experience to all aspects of the Company’s operations. He has been involved in management of the television properties at both the corporate and daily operational levels, including financial, technical, strategic, programming, sales, news and promotion. His extensive background in media, communications, banking, business and technology provide him with the background to set and implement the strategic direction of the Company. Mr. Allbritton is recognized as an innovative, influential leader within the industry.

FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He is also President, Chief Executive Officer and a Manager of Politico. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Chairman of the Ronald Reagan Centennial Commission, Vice Chairman of the White House Historical Association, a trustee of Ford’s Theatre, a trustee of the National Museum of American History, and a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California.

Mr. Ryan combines broad contacts from his prior service at the highest levels of the federal government with his extensive understanding of business, finance, and the media industry structure to provide reasoned insight on all matters that come before the Company. Mr. Ryan’s current service on other boards gives him a deep understanding of company governance, which he uses to help establish an innovative corporate culture. He provides the critical link to management’s perspective in board discussions and provides energetic, focused, and analytical guidance to all operational levels of the Company.

JERALD N. FRITZ has been part of ACC’s management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters (“NAB”). Mr. Fritz currently serves on the NAB’s Copyright Committee and the Board of Governors of the ABC Affiliates

Association. He is a former division chair of the Communications Forum of the American Bar Association as well as the past Co-Chair of the Pre-Publication Committee of the Media Law Resource Center.

STEPHEN P. GIBSON has been a Senior Vice President of ACC since February 2001 and a Vice President since 1997. He has served as Chief Financial Officer since 1998 and Controller from 1997, when he joined the Company, to 1998. He is also Assistant Treasurer of The Allbritton Foundation and Vice President of Perpetual and each of ACC’s subsidiaries. Prior to joining ACC, Mr. Gibson served as Controller for COMSAT RSI Plexsys Wireless Systems, a provider of wireless telecommunications equipment and services, from 1994 to 1997. From 1987 to 1994, Mr. Gibson held various positions with the accounting firm of Price Waterhouse LLP, the latest as Audit Manager. He served as an elected director of the Broadcast Cable Financial Management Association from 2002 until 2005.

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

Audit Committee Financial Expert

The members of our Audit Committee are Robert L. Allbritton and Frederick J. Ryan, Jr. The Board of Directors has determined that it does not currently have an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K. As the Company is privately held, the Board of Directors is not currently considering expanding its members in order to include an “audit committee financial expert” as defined.

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

The Company’s compensation program, primarily consisting of salary and bonus payments to the Company’s executive officers, who are named in the Summary Compensation Table appearing elsewhere in this Item and are referred to as the “named executive officers,” is a cash program. At this time, there are no stock options, stock awards or any other equity-based programs as part of the Company’s compensation program.

The Company’s executives do not have employment agreements that might include provisions for change in control, severance arrangements, equity or security ownership, or other such matters.

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

Elements of Compensation

The principal elements of the Company’s executive compensation consist of the following:

•	Base Salary;

•	Annual Cash Bonuses;

•	Perquisites and Other Compensation; and

•	Health Benefits.

Base Salary. The base salary component of the Company’s executive compensation program provides each named executive officer with a fixed minimum amount of cash compensation throughout the year. Salaries are determined by position, which takes into consideration the responsibilities and job performance of each named executive officer and competitive compensation paid in the market for similar positions. Base salary amounts are determined in the first quarter of the fiscal year.

Annual Cash Bonuses. The Company does not utilize defined formulas for bonuses paid to its executive officers, including its named executive officers. The payment of cash bonuses is made on a discretionary basis and is determined based on an evaluation of each executive’s individual performance. The annual cash bonuses are intended to reward individuals based on their contributions to the overall success of the Company. Bonuses are generally paid in the first quarter following the end of the fiscal year for which performance is being rewarded.

Perquisites and Other Compensation. We also provide our named executive officers with other benefits that we believe are reasonable and consistent with the stated objectives of the Company’s executive compensation program. Such benefits include the following:

•	Company contributions to our defined contribution 401(k) savings plan;

•	Use of a Company-provided automobile or payment of an automobile allowance;

•	Company-paid parking; and

•	Reimbursement for membership in certain clubs.

The Company provides all eligible employees a 50% matching contribution on up to 6% of compensation deferred through an IRS qualified 401(k) savings plan. Under the 401(k) plan, employees may contribute a portion of their compensation subject to IRS limitations. Effective February 1, 2009, the Company indefinitely suspended its matching contributions. Effective July 1, 2010, the Company reinstated matching contributions in an amount equal to 25% of the contribution of the employee not to exceed 6% of the compensation of the employee. The Company does not have a defined benefit pension plan.

Health Benefits. All full-time employees, including our named executive officers, may participate in our group health benefit program, including medical, dental and vision care coverage, disability insurance and life insurance. In addition, our named executive officers are also covered under a supplemental executive long-term disability insurance program.

Determination of Fiscal 2010 Compensation

Our goals for Fiscal 2010 were to provide an executive compensation program that was equitable in a competitive marketplace and recognized and rewarded individual achievements. To achieve such goals, we relied primarily on base salaries, cash bonuses and other compensation for each of our named executive officers. Compensation levels for each named executive officer were determined based on the position and responsibility of such executive, his impact on the operation and financial performance of the Company and the knowledge and experience of such executive. These factors were considered as a group, without particular weight given to any single factor, and were necessarily subjective in nature.

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal years ended September 30, 2008, 2009 and 2010:

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation (5)	Total

Robert L. Allbritton (1) Chairman and Chief Executive Officer	2010	$750,000	$—	$—	$750,000
	2009	750,000	—	—	750,000
	2008	600,000	212,500	—	812,500

Frederick J. Ryan, Jr. (2) President and Chief Operating Officer	2010	585,000	100,000	37,439	722,439
	2009	585,000	100,000	38,662	723,662
	2008	550,000	212,500	44,169	806,669

Stephen P. Gibson (3) Senior Vice President and Chief Financial Officer	2010	340,000	140,000	30,945	510,945
	2009	340,000	75,000	29,949	444,949
	2008	325,000	106,250	35,684	466,934

James C. Killen, Jr. Vice President, Sales	2010	347,500	120,000	38,660	506,160
	2009	340,000	75,000	37,643	452,643
	2008	325,000	93,500	40,365	458,865

Jerald N. Fritz (4) Senior Vice President, Legal and Strategic Affairs	2010	307,500	90,000	31,123	428,623
	2009	300,000	45,000	30,011	375,011
	2008	290,000	85,000	35,492	410,492

(1)	Robert L. Allbritton is paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
(2)	Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
(3)	Stephen P. Gibson is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Gibson is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of Joe L. Allbritton.
(4)	Jerald N. Fritz is paid cash compensation by ACC for services to ACC and Perpetual. Of the compensation shown in the table for Mr. Fritz, $14,500, $21,000 and $36,900 represent the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2008, 2009 and 2010, respectively.
(5)	Amounts in this column consist of dollar values of perquisites and other benefits including amounts contributed by the Company on behalf of our named executive officers to our defined contribution 401(k) savings plan, use of a Company-provided automobile or an automobile allowance, premiums for group health and term life insurance and executive disability plans, parking and club membership reimbursements.

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

Compensation Committee Report

Our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2010.

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

ACC Common Stock

The Allbritton family controls Perpetual. Perpetual owns 100% of the outstanding common stock of AG, and AG owns 100% of the outstanding ACC Common Stock. Perpetual and AG’s address is 1000 Wilson Boulevard, Suite 2700, Arlington, Virginia 22209. There is no established public trading market for ACC Common Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

(dollars in thousands)

Distributions to Related Parties

ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2010, ACC made cash advances to Perpetual of $5,905. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual for federal and state income taxes of $9,272 and made payments to Perpetual for federal and state income taxes in the amount of $11,317, which included the payment of $2,045 of taxes due to Perpetual at September 30, 2009. There were no taxes due to Perpetual at September 30, 2010. As a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between ACC and Perpetual, we earned interest income from Perpetual in the amount of $215. See “Income Taxes” below.

On November 13, 2009, the equity interests of Politico, a wholly-owned subsidiary of the Company, were distributed to Perpetual. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations – General Factors Affecting our Business.”

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to the notes and our other debt, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2010 and through December 15, 2010, we made no net distributions to owners.

Management Fees

We paid management fees of $600 to Perpetual for Fiscal 2010, and we expect that management fees to be paid to Perpetual during Fiscal 2011 will approximate the amount paid for Fiscal 2010. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the net allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

We lease certain office space to Irides, LLC (“Irides”). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. (“ANMI”) which in turn is an 80%-owned subsidiary of Perpetual. Charges for this space totaled $154 for Fiscal 2010, and we expect to receive $159 during Fiscal

2011. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

We provide certain office space and facilities-related services to Politico. Politico was a wholly-owned subsidiary of ACC until November 13, 2009, at which time the equity interests of Politico were distributed to Perpetual. Charges for this office space and related services totaled $667 for Fiscal 2010, and we expect to receive approximately $1,050 during Fiscal 2011. We believe that these terms are substantially the same or at least as favorable to ACC as those prevailing for comparable leases involving nonaffiliated companies.

Internet Services

We have entered into various agreements with Irides to provide our stations with website design, hosting and maintenance services. We incurred fees of $330 to Irides during Fiscal 2010, and we expect to pay fees to Irides during Fiscal 2011 for services performed of approximately $390. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

Politico provides us with certain website development services. We were charged $739 for such services during the period from November 13, 2009 through September 30, 2010 based on Politico’s actual cost to provide these services. We anticipate that such charges could be in the approximate range of $500 to $1,000 during Fiscal 2011. We believe these charges are substantially the same or at least as favorable to ACC as those prevailing for comparable services from nonaffiliated companies.

Director Independence

There are no independent members of our Board of Directors as each member of our Board is also an executive officer of the Company. As the Company is privately held, the Board of Directors is not currently considering expanding its members in order to include independent directors.

Review and Approval of Transactions with Related Parties

The Company is subject to various restrictive covenants covering transactions with related parties under its existing debt agreements. Our directors and executive officers are made aware of the Company’s obligations to identify, process and disclose such transactions in order to comply with these covenants. Our directors and executive officers are also expected to promptly disclose to the Chairman and Chief Executive Officer or the President and Chief Operating Officer, for review and approval, the material facts of any transaction that could be considered a related party transaction that is otherwise permissible under the terms of the Company’s debt covenants.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(dollars in thousands)

PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2010 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2011.

The fees billed by PricewaterhouseCoopers LLP for 2009 and 2010 were as follows:

	2009	2010
Audit fees	$393	$284
Audit-related fees	—	190
Tax fees	—	—
All other fees	7	7

Total	$400	$481

Fees for audit services included fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q as well as any other documents filed with the SEC.

Fees for audit-related services represented fees associated with the Company’s offering of senior notes during Fiscal 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.”

All other fees consisted of fees associated with the advertising revenue surveys for the Washington, D.C. market as well as the license of accounting research software.

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

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
McLean, VA
December 15, 2010

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

	September 30,
	2009	2010

ASSETS
Current assets
Cash and cash equivalents	$2,164	$2,879
Accounts receivable, less allowance for doubtful accounts of $1,569 and $1,609	36,092	38,082
Program rights	10,261	10,534
Deferred income taxes	1,348	1,346
Other	2,569	2,240

Total current assets	52,434	55,081

Property, plant and equipment, net	39,570	38,494
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,430	13,656
Program rights	827	475
Deferred income taxes	5,362	2,402
Deferred financing costs and other	3,897	10,658

	$127,110	$132,356

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$2,382	$3,173
Accrued interest payable	10,512	15,390
Program rights payable	12,618	12,913
Accrued employee benefit expenses	5,948	5,362
Other accrued expenses	5,481	5,221

Total current liabilities	36,941	42,059

Long-term debt	475,240	470,000
Program rights payable	1,279	843
Accrued employee benefit expenses	849	489
Deferred rent and other	11,610	7,681

Total liabilities	525,919	521,072

Commitments and contingent liabilities (Note 11)
Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	28,332	46,375
Distributions to owners, net (Note 8)	(476,773)	(484,723)

Total stockholder’s investment	(398,809)	(388,716)

	$127,110	$132,356

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

	Year Ended September 30,
	2008	2009	2010
Operating revenues, net	$205,020	$181,798	$201,200

Television operating expenses, excluding depreciation, amortization and impairment	128,275	111,748	109,140
Depreciation and amortization	8,735	8,939	8,863
Impairment of intangible assets (Note 4)	—	30,700	—
Corporate expenses	6,459	5,079	6,176

	143,469	156,466	124,179

Operating income	61,551	25,332	77,021

Nonoperating income (expense)
Interest income
Related party	200	112	215
Other	96	30	3
Interest expense	(37,631)	(37,180)	(37,469)
Loss on early repayment of debt	—	—	(10,408)
Other, net	(242)	5,222	1,057

Income (loss) from continuing operations before income taxes	23,974	(6,484)	30,419
Provision for (benefit from) income taxes	9,175	(713)	6,888

Income (loss) from continuing operations	14,799	(5,771)	23,531
(Loss) income from discontinued operations, net of income taxes (see Note 7)	(1,926)	199	1,641

Net income (loss)	12,873	(5,572)	25,172
Retained earnings, beginning of year	27,654	38,537	28,332
Cumulative effect of adopting new income tax guidance effective October 1, 2007 (Note 6)	(1,295)	—	—
Charge under tax sharing agreement (Note 6)	(695)	—	—
Distribution of WCIV (Note 7)	—	(4,633)	—
Distribution of Politico, net (Note 7)	—	—	(7,129)

Retained earnings, end of year	$38,537	$28,332	$46,375

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$12,873	$(5,572)	$25,172

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,511	9,629	8,876
Impairment of intangible assets	—	30,700	—
Loss on early repayment of debt	—	—	10,408
Other noncash charges	1,349	1,480	1,514
Provision for doubtful accounts	1,068	1,041	599
Gain on disposal of assets	(1,243)	(6,611)	(2,485)
Tax effect of Politico distribution	—	—	(1,766)
Charge under tax sharing agreement	(695)	—	—
Change in taxes due under tax sharing agreement	—	2,045	(2,045)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	5,156	(469)	(9,250)
Program rights	46	712	79
Other current assets	(537)	7	(462)
Deferred income taxes	3,616	(4,246)	2,879
Other noncurrent assets	(488)	(383)	(200)
Increase (decrease) in liabilities:
Accounts payable	783	(1,661)	1,146
Accrued interest payable	(54)	(29)	4,878
Program rights payable	429	(588)	(141)
Accrued employee benefit expenses	488	(1,531)	661
Other accrued expenses	1,380	(623)	208
Deferred rent and other liabilities	345	(2,494)	(3,929)

Total adjustments	21,154	26,979	10,970

Net cash provided by operating activities	34,027	21,407	36,142

Cash flows from investing activities:
Capital expenditures	(8,910)	(9,229)	(5,666)
Proceeds from property insurance claim	2,924	4,376	—
Proceeds from disposal of assets	9	73	93

Net cash used in investing activities	(5,977)	(4,780)	(5,573)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	455,000
Principal payments on long-term debt	—	—	(455,000)
Repayments under line of credit, net	(1,000)	(8,500)	(6,500)
Redemption premium and related costs of early repayment of debt	—	—	(6,892)
Deferred financing costs	—	(332)	(10,557)
Other	—	(78)	—
Distributions to owners	(37,845)	(9,050)	(5,905)
Repayments of distributions to owners	9,965	1,925	—

Net cash used in financing activities	(28,880)	(16,035)	(29,854)

Net (decrease) increase in cash and cash equivalents	(830)	592	715
Cash and cash equivalents, beginning of year	2,402	1,572	2,164

Cash and cash equivalents, end of year	$1,572	$2,164	$2,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,327	$36,813	$32,334

Cash paid for state income taxes	$97	$3	$250

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

The Company owned and operated an ABC network-affiliated television station serving Charleston, South Carolina (WCIV) until August 1, 2009, at which time the equity interests of WCIV were distributed to Perpetual. The Company also owned and operated Politico, a specialized newspaper and Internet site (politico.com), from its launch in 2007 until November 13, 2009, at which time the equity interests of Politico were distributed to Perpetual (see Note 7).

Based upon regular assessments of its operations and internal financial reporting, the Company has determined that it has one reportable segment.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

Revenue recognition—Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $5,940, $5,300 and $4,943 for the years ended September 30, 2008, 2009 and 2010, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems, direct broadcast satellite service providers and telephone company operators.

Cash and cash equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Program rights—The Company has entered into contracts for the rights to television programming. Payments related to such contracts are generally made in installments over the contract period. Program rights which are currently available and the liability for future payments under such contracts are reflected in the consolidated balance sheets. The vast majority of the Company’s program rights represent one-year contracts for first-run syndicated programming. As each broadcast over the term of the contract generally provides the same advertising value, such program rights are amortized on a straight-line basis over the term. A limited number of multi-year program contracts representing off-network syndicated programming are amortized on an accelerated basis due to the generally higher advertising value of the early broadcasts. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. The program rights are reflected in the consolidated balance sheets at the lower of unamortized cost or estimated net realizable value based on management’s expectation of the net future cash flows to be generated by the programming.

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

The useful lives of property, plant and equipment for purposes of computing depreciation and amortization expense are:

Buildings	15-40 years
Leasehold improvements	5-16 years
Furniture, machinery and equipment	3-20 years

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

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

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2010 had an overnight repurchase agreement for $1,755. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company’s advertising base consists of large national advertising agencies and high-credit quality local advertisers. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

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

(Dollars in thousands except share information)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The new guidance was adopted on October 1, 2007 (see Note 6). The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense.

Discontinued operations—The consolidated statements of operations and retained earnings separately present discontinued operations and the results of continuing operations (see Note 7). Prior year amounts have been reclassified to conform to the current year presentation. Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree directly with the accompanying consolidated statements of operations and retained earnings. Footnote disclosures include both continuing and discontinued operations unless noted otherwise.

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

New Accounting Standards—In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

arrangement. This guidance is effective for the Company’s year ending September 30, 2011. The Company does not expect implementation of this guidance to have a significant effect on its financial position or results of operations.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30,
	2009	2010
Buildings and leasehold improvements	$31,355	$31,374
Furniture, machinery and equipment	120,417	122,615

	151,772	153,989
Less accumulated depreciation	(116,093)	(118,721)

	35,679	35,268
Land	2,147	2,147
Construction-in-progress	1,744	1,079

	$39,570	$38,494

Depreciation and amortization expense was $9,474, $9,629 and $8,876 for the years ended September 30, 2008, 2009 and 2010, respectively.

The FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic news gathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of the Company’s markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged.

During the years ended September 30, 2008, 2009 and 2010, the fair market value of the equipment received and placed into service was $1,370, $779 and $2,591, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $1,367, $767 and $2,591 for the years ended

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

September 30, 2008, 2009 and 2010, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements.

NOTE 4—INTANGIBLE ASSETS

The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2009 and 2010 was $11,590.

The Company tests its indefinite lived intangible assets for impairment annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, the Company recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. The annual impairment test as of September 30, 2009 indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. The annual impairment test as of September 30, 2010 indicated that none of the broadcast licenses were impaired. No impairment charge was recorded during the year ended September 30, 2010.

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

The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2009 or 2010 as these intangible assets became fully amortized during the year ended September 30, 2008. Amortization expense was $37 for the year ended September 30, 2008.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

NOTE 5—LONG-TERM DEBT

Outstanding debt consists of the following:

	September 30,
	2009	2010
Senior Subordinated Notes, due December 15, 2012 with interest payable semi-annually at 7 3/4%	$455,000	$—
Senior Notes, due May 15, 2018 with interest payable semi-annually at 8%	—	455,000
Credit Agreement, maximum amount of $60,000, expiring April 29, 2013, secured by the assets and outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates either from prime plus 1.50% to prime plus 2.25% or from LIBOR plus 2.75% to LIBOR plus 3.50% depending on certain financial operating tests (3.74% at September 30, 2010)	21,500	15,000

	476,500	470,000
Less unamortized discount	(1,260)	—

	475,240	470,000
Less current maturities	—	—

	$475,240	$470,000

On November 13, 2009, the Credit Agreement was amended to permit the distribution of the equity interests of Politico to Perpetual (see Note 7). On April 29, 2010, the Credit Agreement was further amended to: (i) permit the Company to complete its offering of senior notes as discussed below; (ii) provide additional collateral; (iii) extend the maturity date to April 29, 2013; and (iv) reduce the total commitment from $65,000 to $60,000.

On April 30, 2010, the Company issued $455,000 aggregate principal amount of 8% Senior Notes due May 15, 2018 (the “2018 Notes”) at par. The net proceeds, together with borrowings under the Company’s Credit Agreement and cash on hand, were used to purchase and redeem $455,000 aggregate principal amount of the Company’s 7 3/4% Senior Subordinated Notes due 2012 (the “2012 Notes”). As of June 1, 2010, all of the 2012 Notes had been purchased or redeemed.

As a result of the purchase and redemption of the 2012 Notes, the Company recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

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

Unamortized deferred financing costs of $3,456 and $10,244 at September 30, 2009 and 2010, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2008, 2009 and 2010 was $1,041, $1,148 and $1,305 respectively, which is included in other nonoperating expenses.

Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants as measured at the end of each quarter. As of September 30, 2010, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the Credit Agreement.

The Company estimated the fair value of its Senior Subordinated Notes to be approximately $428,000 at September 30, 2009, and the Company estimates the fair value of its Senior Notes to be approximately $456,000 at September 30, 2010. The carrying value of the Company’s Credit Agreement approximates fair value as borrowings bear interest at market rates.

NOTE 6—INCOME TAXES

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

The provision for (benefit from) income taxes consists of the following:

	Years Ended September 30,
	2008	2009	2010

Continuing operations	$9,175	$(713)	$6,888
Discontinued operations	(1,109)	156	1,028

	$8,066	$(557)	$7,916

	Years Ended September 30,
	2008	2009	2010

Current
Federal	$4,155	$4,226	$6,761
State	295	(537)	(1,745)

	4,450	3,689	5,016

Deferred
Federal	3,229	(3,943)	4,986
State	387	(303)	(2,086)

	3,616	(4,246)	2,900

	$8,066	$(557)	$7,916

The provision for income taxes for the year ended September 30, 2010 does not include the current tax effect of the distribution of the equity interests of Politico to Perpetual on November 13, 2009 (see Note 7). Such tax effect of $1,766 was reflected as a reduction to stockholder’s investment during the year ended September 30, 2010 in accordance with the accounting rules for such transactions.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

The components of deferred income tax assets (liabilities) are as follows:

	September 30,
	2009	2010
Deferred income tax assets:
State and local net operating loss carryforwards	$3,223	$3,290
Intangible assets	3,722	—
Accrued employee benefits	897	429
Deferred rent	2,085	2,049
Deferred revenue	584	117
Allowance for accounts receivable	619	637
Other	2,625	1,087

	13,755	7,609
Less valuation allowance	(2,972)	(242)

	10,783	7,367

Deferred income tax liabilities:
Property, plant and equipment	(4,073)	(3,522)
Intangible assets	—	(97)

Net deferred income tax assets	$6,710	$3,748

The deferred tax asset related to state and local net operating loss carryforwards of $3,290 at September 30, 2010 represents approximately $64,000 in state and local net operating loss carryforwards in certain jurisdictions which are available for future use for state and local income tax purposes and expire in various years from 2011 through 2030.

The change in the valuation allowance for deferred tax assets of $202 and ($2,730) during the years ended September 30, 2009 and 2010, respectively, principally resulted from management’s evaluation of the recoverability of the loss carryforwards.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for income before cumulative effect of change in accounting principle:

	Years ended September 30,
	2008	2009	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.7	18.3	(1.9)
Permanent items, principally insurance premiums and meals and entertainment	0.9	(2.7)	(0.5)
Nondeductible portion of FCC license impairment	—	(37.1)	—
Change in valuation allowance	(1.6)	(5.9)	(8.7)
Other, net	(0.5)	1.5	—

Effective income tax rate	38.5%	9.1%	23.9%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at October 1, 2007	$7,074
Reductions related to prior years tax positions	(1,431)
Increases related to current year tax positions	391
Reductions related to expiration of statutes of limitations	(673)

Gross unrecognized tax benefits at September 30, 2008	5,361

Increases related to current year tax positions	352
Reductions related to expiration of statutes of limitations	(1,144)

Gross unrecognized tax benefits at September 30, 2009	4,569

Increases related to current year tax positions	384
Reductions related to expiration of statutes of limitations	(2,111)
Reductions related to expiration of net operating loss carryforwards	(157)

Gross unrecognized tax benefits at September 30, 2010	$2,685

As of September 30, 2009 and 2010, the Company had unrecognized tax benefits of $4,569 and $2,685, respectively. If all such benefits were recognized, $2,970 and $1,745, respectively, would have a favorable impact on the effective tax rate. Of the total gross unrecognized tax benefits of

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

$4,569 at September 30, 2009, $3,703 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $866 represents net operating losses which have not been recorded in accordance with the rules surrounding uncertain tax positions. Of the total gross unrecognized tax benefits of $2,685 at September 30, 2010, $1,808 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $877 represents net operating losses which have not been recorded in accordance with the rules surrounding uncertain tax positions.

The Company expects that it is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months in the approximate range of $1,000 to $1,500, primarily due to the expected expiration of certain statutes of limitations.

The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $1,204 and $438 at September 30, 2009 and 2010, respectively, and reductions in accrued interest and penalties of $299 and $766 were recognized during the years ended September 30, 2009 and 2010, respectively.

The Company is no longer subject to Federal or state income tax examinations for years prior to the Company’s fiscal year ended September 30, 2007, although certain of the Company’s net operating loss carryforwards generated prior to September 30, 2007 remain subject to examination.

The Company’s operations are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. Income tax expense is calculated and recorded in accordance with the accounting rules for income taxes as if the Company was a separate taxpayer from Perpetual. The Company makes payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and the Company. During the year ended September 30, 2008, income tax payments due to Perpetual in accordance with the tax sharing agreement exceeded the income tax payments that would be due as calculated in accordance with the accounting rules for income taxes by $695. This difference was recorded as a charge against retained earnings.

NOTE 7—DISCONTINUED OPERATIONS

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

On November 13, 2009, the equity interests of Politico, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of Politico constitute a component of the Company, the operating results of Politico through November 13, 2009 are presented as discontinued operations for all periods presented. The November 13, 2009 distribution of the equity interests of Politico was reflected as a distribution to owners at historical cost, or $5,363, in the accompanying statement of operations and retained earnings. The $5,363 of equity interests of Politico distributed on November 13, 2009 consisted of current assets of $7,548, net property, plant and equipment of $258, current liabilities of $2,429 and non-current liabilities of $14. The distribution of Politico resulted in a current tax effect of $1,766 which was reflected as a reduction to stockholder’s investment.

Following is a summary of operating results of WCIV and Politico for all periods presented:

	Years ended September 30,
	2008	2009	2010
Operating revenues, net	$19,088	$23,898	$5,198
Total expenses	22,123	23,543	2,529

(Loss) income before taxes	(3,035)	355	2,669
(Benefit from) provision for income taxes	(1,109)	156	1,028

Net (loss) income from discontinued operations	$(1,926)	$199	$1,641

NOTE 8—TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder’s investment and described as “distributions” in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $454,031, $472,408, and $474,338 during Fiscal 2008, 2009 and 2010, respectively.

Effective August 1, 2009, the equity interests of WCIV were distributed to Perpetual, and on November 13, 2009, the equity interests of Politico were distributed to Perpetual (see Note 7).

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

The operations of the Company are included in a consolidated federal income tax return and a combined Virginia state income tax return filed by Perpetual. The Company is charged by Perpetual and makes payments to Perpetual for federal and Virginia state income taxes, which are computed in accordance with the terms of a tax sharing agreement between the Company and Perpetual.

The components of distributions to owners and the related activity during Fiscal 2008, 2009 and 2010 consist of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners

Balance as of September 30, 2007	$443,813	$—	$443,813

Cash advances to Perpetual	37,845		37,845
Repayment of cash advances from Perpetual	(9,965)		(9,965)
Charge for federal and state income taxes		(5,350)	(5,350)
Payment of income taxes		5,350	5,350

Balance as of September 30, 2008	471,693	—	471,693

Cash advances to Perpetual	9,050		9,050
Repayment of cash advances from Perpetual	(1,925)		(1,925)
Charge for federal and state income taxes		(4,887)	(4,887)
Payment of income taxes		2,842	2,842

Balance as of September 30, 2009	478,818	(2,045)	476,773

Cash advances to Perpetual	5,905		5,905
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(9,272)	(9,272)
Payment of income taxes		11,317	11,317

Balance as of September 30, 2010	$484,723	$—	$484,723

Subsequent to September 30, 2010 and through December 15, 2010 the Company made no net distributions to owners.

Other Transactions with Related Parties

During the years ended September 30, 2008, 2009 and 2010, the Company earned interest income from Perpetual of $200, $112 and $215 respectively, as a result of making advances of

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual.

Management fees of $750, $750 and $600 were paid to Perpetual by the Company for the years ended September 30, 2008, 2009 and 2010, respectively.

The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company’s stations with certain website design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $525, $475 and $330 to Irides during the years ended September 30, 2008, 2009 and 2010, respectively. These fees are included in television operating expenses in the consolidated statements of operations. Irides also leases certain office space from the Company. Charges for this space totaled $145, $149 and $154 for the years ended September 30, 2008, 2009 and 2010, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.

Subsequent to the distribution of the equity interests of Politico to Perpetual on November 13, 2009 (see Note 7), Politico has provided the Company with certain website development services. The Company was charged $739 for such services during the period from November 14, 2009 through September 30, 2010. Of this amount, $495 has been capitalized and $244 is included in television operating expenses in the consolidated statements of operations. The Company also provides certain office space and facilities-related services to Politico. Such charges totaled $667 for the period from November 14, 2009 through September 30, 2010, and are included as an offset to television operating expenses in the consolidated statements of operations.

NOTE 9—RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. Effective February 1, 2009, the Company indefinitely suspended its matching contributions. Effective July 1, 2010, the Company reinstated matching contributions in an amount equal to 25% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $1,245, $356 and $35 for the years ended September 30, 2008, 2009 and 2010, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $644, $614 and $603 for the years ended September 30, 2008, 2009 and 2010, respectively.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

NOTE 10—COLLAPSE OF BROADCAST TOWER

On January 11, 2008, the Company’s broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company’s station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The distribution of the station’s primary signal via cable and satellite services was restored beginning within hours of the collapse. A limited over-the-air signal was restored ten days later, on January 21, 2008. Transmitter power was increased as of March 16, 2008, which served to enhance the reach and quality of the interim over-the-air signal. The Company maintains replacement cost property insurance as well as business interruption insurance on the tower and equipment affected by the collapse. The Company completed construction of the permanent replacement of its tower and installation of related equipment and began broadcasting a full power digital signal from the replacement tower on February 20, 2009.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

Future minimum lease payments under operating leases, which have remaining noncancellable lease terms in excess of one year as of September 30, 2010, are as follows:

Year ending September 30,
2011	$5,287
2012	5,265
2013	5,352
2014	5,473
2015	5,578
2016 and thereafter	13,056

$40,011

Rental expense under operating leases aggregated approximately $4,500, $4,600 and $4,200 for the years ended September 30, 2008, 2009 and 2010, respectively.

The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2010. Under these agreements, the Company must make specific minimum payments approximating the following:

Year ending September 30,
2011	$550
2012	5,672
2013	4,952
2014	4,314
2015	467

$15,955

The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2010 approximate the following:

Year ending September 30,
2011	$7,462
2012	1,884
2013	1,089
2014	664
2015	305

$11,404

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except share information)

The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating $634 during the years 2011 through 2013. At September 30, 2009 and 2010, the Company has recorded a deferred compensation liability of approximately $1,132 and $592, respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

The Company also has certain obligations and commitments under various executory agreements to make future payments for goods and services. These agreements secure the future rights to certain goods and services to be used in the normal course of operations.

The Company currently and from time to time is involved in litigation incidental to the conduct of its business, including suits based on defamation and employment activity. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

SCHEDULE II

ALLBRITTON COMMUNICATIONS COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Classification	Balance at beginning of year	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of year
Year ended September 30, 2008:
Allowance for doubtful accounts	$1,547	$1,068		—		$(1,052	)(2)	$1,563

Valuation allowance for deferred income tax assets	$4,332	$164	(1)	(1,231	)(4)	$(495	) (3)	$2,770

Year ended September 30, 2009:
Allowance for doubtful accounts	$1,563	$1,041		(23	)(5)	$(1,012	)(2)	$1,569

Valuation allowance for deferred income tax assets	$2,770	$371	(1)	$(161	)(5)	$(8	)(3)	$2,972

Year ended September 30, 2010:
Allowance for doubtful accounts	$1,569	$599		$(144	)(6)	$(415	)(2)	$1,609

Valuation allowance for deferred income tax assets	$2,972	$262	(1)	$—		$(2,992	)(3)	$242

(1)	Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
(2)	Write-off of uncollectible accounts, net of recoveries and collection fees.
(3)	Represents reduction of valuation allowance relating to certain net operating loss carryforwards.
(4)	Represents adjustment related to the adoption of new guidance related to accounting for uncertainty in income taxes.
(5)	Represents the distribution of the equity interests of WCIV effective August 1, 2009.
(6)	Represents the distribution of the equity interests of Politico on November 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY

By:	/s/ ROBERT L. ALLBRITTON
Robert L. Allbritton
Chairman and Chief Executive Officer

Date: December 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BARBARA B. ALLBRITTON Barbara B. Allbritton	Executive Vice President and Director	December 15, 2010

/s/ ROBERT L. ALLBRITTON Robert L. Allbritton	Chairman, Chief Executive Officer and Director (principal executive officer)	December 15, 2010

/s/ FREDERICK J. RYAN, JR. Frederick J. Ryan, Jr.	Vice Chairman, President, Chief Operating Officer and Director	December 15, 2010

/s/ STEPHEN P. GIBSON Stephen P. Gibson	Senior Vice President and Chief Financial Officer (principal financial officer)	December 15, 2010

/s/ ELIZABETH A. HALEY Elizabeth A. Haley	Vice President and Controller (principal accounting officer)	December 15, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

A-1

Exhibit No.	Description of Exhibit	Page No.

4.7	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

A-2

Exhibit No.	Description of Exhibit	Page No.

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

21.	Subsidiaries of Registrant.

24.	Powers of Attorney.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment

A-3