Form 10-Q
period 2010-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2011-02-09
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

Number of shares of Common Stock outstanding as of February 9, 2011: 20,000 shares.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES, INTERNET VIDEO AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION (“FCC”) REGULATIONS; FCC LICENSE RENEWAL REQUIREMENTS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; AND THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY.

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

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2009	2010
Operating revenues, net	$55,272	$57,744

Television operating expenses, excluding depreciation and amortization	26,924	29,439
Depreciation and amortization	2,008	2,147
Corporate expenses	1,454	1,764

	30,386	33,350

Operating income	24,886	24,394

Nonoperating income (expense)
Interest income, related party	50	—
Interest expense	(9,207)	(9,320)
Other, net	1,093	(411)

	(8,064)	(9,731)

Income from continuing operations before income taxes	16,822	14,663
Provision for income taxes	6,479	5,622

Income from continuing operations	10,343	9,041
Income from discontinued operations, net of income taxes (Note 6)	1,641	—

Net income	11,984	9,041
Retained earnings, beginning of period	28,332	46,375
Distribution of Politico, net (Note 6)	(7,129)	—

Retained earnings, end of period	$33,187	$55,416

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

	September 30, 2010	December 31, 2010 (unaudited)
Assets
Current assets
Cash and cash equivalents	$2,879	$2,161
Accounts receivable, net	38,082	40,301
Program rights	10,534	7,805
Deferred income taxes	1,346	1,346
Other	2,240	2,673

Total current assets	55,081	54,286

Property, plant and equipment, net	38,494	39,034
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,656	13,726
Program rights	475	386
Deferred income taxes	2,402	438
Deferred financing costs and other	10,658	10,264

	$132,356	$129,724

Liabilities and Stockholder’s Investment

Current liabilities
Accounts payable	$3,173	$3,439
Accrued interest payable	15,390	4,771
Program rights payable	12,913	10,256
Accrued employee benefit expenses	5,362	3,930
Other accrued expenses	5,221	4,136

Total current liabilities	42,059	26,532

Long-term debt	470,000	473,000
Program rights payable	843	716
Accrued employee benefit expenses	489	489
Deferred rent and other	7,681	7,725

Total liabilities	521,072	508,462

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	46,375	55,416
Distributions to owners, net (Note 5)	(484,723)	(483,786)

Total stockholder’s investment	(388,716)	(378,738)

	$132,356	$129,724

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2009	2010
Cash flows from operating activities:
Net income	$11,984	$9,041

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,021	2,147
Other noncash charges	377	372
Provision for doubtful accounts	221	164
(Gain) loss on disposal of assets	(1,405)	13
Tax effect of Politico distribution	(1,766)	—
Change in taxes due under tax sharing agreement	1,426	3,437
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(9,529)	(2,383)
Program rights	2,753	2,818
Other current assets	(929)	(433)
Deferred income taxes	2,180	1,964
Other noncurrent assets	(81)	(48)
Increase (decrease) in liabilities:
Accounts payable	(91)	266
Accrued interest payable	(8,771)	(10,619)
Program rights payable	(2,732)	(2,784)
Accrued employee benefit expenses	(195)	(1,432)
Other accrued expenses	182	(1,085)
Deferred rent and other liabilities	(159)	44

	(16,498)	(7,559)

Net cash (used in) provided by operating activities	(4,514)	1,482

Cash flows from investing activities:
Capital expenditures	(1,291)	(2,700)
Proceeds from disposal of assets	17	—

Net cash used in investing activities	(1,274)	(2,700)

Cash flows from financing activities:
Draws under line of credit, net	7,000	3,000
Distributions to owners	—	(2,500)

Net cash provided by financing activities	7,000	500

Net increase (decrease) in cash and cash equivalents	1,212	(718)
Cash and cash equivalents, beginning of period	2,164	2,879

Cash and cash equivalents, end of period	$3,376	$2,161

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2011. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2010, which are contained in the Company’s Form 10-K.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using either quoted market prices or by discounting the required future cash flows under its debt using borrowing rates currently available to the Company, as applicable. The Company estimated the fair value of its Senior Subordinated Notes to be approximately $456,000 and $460,000 at September 30, 2010 and December 31, 2010, respectively. The carrying value of the Company’s senior credit facility approximates fair value as borrowings bear interest at market rates.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2010 and December 31, 2010 was $11,590. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2010 or December 31, 2010 as these intangible assets are fully amortized.

NOTE 4 – The FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic newsgathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of the Company’s markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged.

During the three months ended December 31, 2009, the fair market value of the equipment received and placed into service was $1,398. This amount has been recorded as an addition to property, plant and equipment, but it is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $1,398 for the three months ended December 31, 2009, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements. There were no exchanges during the three months ended December 31, 2010.

NOTE 5 – For the three months ended December 31, 2009 and 2010, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2009	$478,818	$(2,045)	$476,773
Cash advances to Perpetual	—		—
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(6,731)	(6,731)
Payment of income taxes		5,305	5,305

Balance as of December 31, 2009	$478,818	$(3,471)	$475,347

Balance as of September 30, 2010	$484,723	$—	$484,723
Cash advances to Perpetual	2,500		2,500
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(3,437)	(3,437)
Payment of income taxes		—	—

Balance as of December 31, 2010	$487,223	$(3,437)	$483,786

The average amount of non-interest bearing advances outstanding was $473,818 and $479,804 during the three months ended December 31, 2009 and 2010, respectively.

NOTE 6 – On November 13, 2009, the equity interests of Politico, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of Politico constitute a component of the Company, the operating results of Politico through November 13, 2009 are presented as discontinued operations for all periods presented. The distribution of the equity interests of Politico was reflected as a distribution to owners at historical cost, or $5,363, in the accompanying statement of operations and retained earnings for the quarter ended December 31, 2009. The $5,363 of equity interests of Politico distributed on November 13, 2009 consisted of current assets of $7,548, net property, plant and equipment of $258, current liabilities of $2,429 and non-current liabilities of $14. The distribution of Politico resulted in a current tax effect of

$1,766 which was reflected as a reduction to stockholder’s investment during the three months ended December 31, 2009.

Following is a summary of operating results for discontinued operations through November 13, 2009:

Operating revenues, net	$5,198
Total expenses	2,529

Income before taxes	2,669
Provision for income taxes	1,028

Income from discontinued operations	$1,641

NOTE 7 – In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for the Company’s year ending September 30, 2011. The Company adopted the guidance as of October 1, 2010. The adoption had no effect on the Company’s financial position or results of operations.

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

We owned and operated Politico, a specialized newspaper and Internet site (politico.com), from its launch in January 2007 until November 13, 2009, at which time the equity interests of Politico were distributed to Perpetual. The operating results of Politico through November 13, 2009 are classified as discontinued operations.

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

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 2009 and 2010 and the percentage change between the periods:

	Three Months Ended December 31,		Percent Change
	2009	2010
Operating revenues, net	$55,272	$57,744	4.5%
Total operating expenses	30,386	33,350	9.8%

Operating income	24,886	24,394	(2.0)%
Nonoperating expenses, net	8,064	9,731	20.7%
Income tax provision	6,479	5,622	(13.2)%

Income from continuing operations	10,343	9,041	(12.6)%
Income from discontinued operations, net of income taxes	1,641	—	—

Net income	$11,984	$9,041	(24.6)%

Net Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us for the three months ended December 31, 2009 and 2010, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended December 31,
	2009		2010
	Dollars	Percent	Dollars	Percent
Local and national (1)	$45,409	80.4%	$42,685	72.3%
Political (2)	3,094	5.5%	7,642	12.9%
Subscriber fees (3)	4,427	7.8%	4,961	8.4%
Internet (4)	754	1.3%	978	1.7%
Network compensation (5)	575	1.0%	585	1.0%
Trade and barter (6)	1,352	2.4%	1,328	2.3%
Other revenue	893	1.6%	837	1.4%

Operating revenues	56,504	100.0%	59,016	100.0%

Fees (7)	(1,232)		(1,272)

Operating revenues, net	$55,272		$57,744

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended December 31, 2010 totaled $57,744, an increase of $2,472, or 4.5%, when compared to net operating revenues of $55,272 for the three months ended December 31, 2009. This increase primarily reflects increased demand for political advertising as well as increased subscriber fees, partially offset by decreased local and national advertising revenues.

Local and national advertising revenues decreased $2,724, or 6.0%, during the three months ended December 31, 2010 versus the comparable period in the prior year. This decrease was primarily due to significantly less demand for issue-oriented advertising surrounding the legislative process during the current period as well as the displacement of local and national advertisers during the peak political advertising period leading up to the November 2010 interim election. Notwithstanding this overall decrease, automotive related advertising increased 22% during the three months ended December 31, 2010 as compared to the same period in the prior fiscal year.

Political advertising revenues increased by $4,548 to $7,642 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Political advertising revenue increased as a result of spending related to the November 2010 interim election, partially offset by advertising in the prior year for the Virginia Governor’s election in November 2009.

Subscriber fees increased $534, or 12.1%, during the three months ended December 31, 2010 as compared to the same period of the prior fiscal year. This increase was due to contractual increases in per subscriber rates and increases in the overall number of subscribers related to existing agreements.

No individual advertiser accounted for more than 5% of our operating revenues during the three months ended December 31, 2009 or 2010.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2010 totaled $33,350, an increase of $2,964, or 9.8%, compared to total operating expenses of $30,386 for the three-month period ended December 31, 2009. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $2,515, an increase in depreciation and amortization of $139 and an increase in corporate expenses of $310.

Television operating expenses, excluding depreciation and amortization, increased $2,515, or 9.3%, for the three months ended December 31, 2010 as compared to the same period in Fiscal 2010. This increase was due primarily to increased personnel and operating costs related to our new Washington, D.C. website, TBD.com, and its integration with the NewsChannel 8 cable platform as well as the effect of expense reduction initiatives on the Fiscal 2010 period. While the majority of the expense reductions that we initiated during Fiscal 2009 are continuing, certain of these reductions were temporary in nature and the related expenses have begun to increase.

Operating Income

For the three months ended December 31, 2010, operating income of $24,394 decreased $492, or 2.0%, when compared to operating income of $24,886 for the three months ended December 31, 2009. For the three months ended December 31, 2010, the operating margin decreased to 42.2% from 45.0% for the comparable period in Fiscal 2010. The decreases in operating income and margin during the three months ended December 31, 2010 were primarily the result of total operating expenses increasing more than the increase in net operating revenues as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,320 for the three months ended December 31, 2010 increased $113, or 1.2%, as compared to $9,207 for the three months ended December 31, 2009. The average balance of debt outstanding for the three months ended December 31, 2009 and 2010 was $476,302 and $470,614, respectively, and the weighted average interest rate on debt was 7.6% and 7.9% for the three months ended December 31, 2009 and 2010, respectively.

Other, net. Other, net nonoperating expense was $411 for the three months ended December 31, 2010, as compared to other, net nonoperating income of $1,093 for the same period in the prior year. The difference of $1,504 primarily resulted from the recording of a non-cash gain on the exchange of equipment with Sprint Nextel Corporation (“Nextel”) of $1,398 during the three months ended December 31, 2009 with no comparable activity during the three months ended December 31, 2010. The FCC granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic newsgathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of our markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged.

Income Taxes

The provision for income taxes for the three months ended December 31, 2010 totaled $5,622, a decrease of $857, or 13.2%, as compared to the provision for income taxes of $6,479 for the three months ended December 31, 2009. The decrease in the provision for income taxes during the three months ended December 31, 2010 was primarily due to the $2,159, or 12.8%, decrease in income from continuing operations before income taxes.

Income from Continuing Operations

Income from continuing operations during the three months ended December 31, 2010 was $9,041, a decrease of $1,302, or 12.6%, when compared to income from continuing operations of $10,343 during the comparable period in Fiscal 2010. This decrease was primarily due to the non-cash gain on the exchange of equipment with Nextel of $1,398 recorded in the prior year as discussed above.

Income from Discontinued Operations, Net of Income Taxes

The operations of Politico through November 13, 2009 are classified as discontinued operations in the period ended December 31, 2009. Income from discontinued operations was $1,641, net of the related provision for income taxes of $1,028, during the three months ended December 31, 2009.

Net Income

For the three months ended December 31, 2010, the Company recorded net income of $9,041 as compared to $11,984 for the three months ended December 31, 2009. The decrease of $2,943, or 24.6%, during the three months ended December 31, 2010 was primarily due to decreased income from continuing operations as well as income from discontinued operations in the prior year as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2010 to December 31, 2010 consisted primarily of decreases in program rights, accrued interest payable and program rights payable. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on November 15, 2010. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of December 31, 2010, our cash and cash equivalents aggregated $2,161, and we had an excess of current assets over current liabilities of $27,754.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $(4,514) and $1,482 for the three months ended December 31, 2009 and 2010, respectively. The $5,996 increase in cash flows from operating activities was primarily the result of a smaller increase in accounts receivable, excluding the effect of discontinued operations, as well as various differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the three months ended December 31, 2010, we made cash advances to Perpetual of $2,500. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. No cash advances were made during the three months ended December 31, 2009. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “Overview.”

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

Under the terms of the tax sharing agreement between Perpetual and us, we made a tax payment to Perpetual during the three months ended December 31, 2009 of $2,045 that was due as of September 30, 2009, and in addition, we made an interest-bearing advance of a tax payment to Perpetual of $3,260. No tax payments were made during the quarter ended December 31, 2010. We were charged by Perpetual for federal and state income taxes totaling $6,731 and $3,437 during the three months ended December 31, 2009 and 2010, respectively.

Stockholder’s deficit amounted to $378,738 at December 31, 2010, a decrease of $9,978, or 2.6%, from the September 30, 2010 deficit of $388,716. The decrease was due to net income for the period of $9,041 as well as a net decrease in distributions to owners of $937 which was the result of tax charges under the tax sharing agreement, partially offset by cash advances.

Indebtedness. Our total debt increased from $470,000 at September 30, 2010 to $473,000 at December 31, 2010. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $18,000 outstanding under our senior credit facility. The increase of $3,000 in total debt from September 30, 2010 to December 31, 2010 was due to net draws under the senior credit facility of $3,000.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 29, 2013. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of December 31, 2010, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $18,000 was outstanding at December 31, 2010, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2010 and December 31, 2010 are provided below.

	As of September 30, 2010	As of December 31, 2010
Total Leverage Ratio
Calculation:
Total debt	$470,000	$473,000
Consolidated EBITDA, as defined below	$86,775	$86,236
Total debt divided by Consolidated EBITDA	5.42	5.48

Requirements (calculation must not exceed):
Financial covenant	7.25	7.25

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2010	Calculation for the twelve months ended December 31, 2010
Net income	$25,172	$22,229
Income from discontinued operations, net of tax	(1,641)	—
Provision for income taxes	6,888	6,031
Loss on early repayment of debt	10,408	10,408
Interest expense	37,469	37,582
Gain on disposal of assets	(2,485)	(1,067)
Depreciation and amortization	8,863	9,002
Provision for doubtful accounts	587	542
Other noncash charges	1,514	1,509

Consolidated EBITDA	$86,775	$86,236

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

The indenture for our long-term debt provides that, whether or not required by the rules and regulations of the SEC, so long as any senior notes are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, the indenture also provides that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. Although our duty to file such reports with the SEC has been automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934 effective October 1, 2010, we will continue to file such reports in accordance with the terms of the indenture.

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2011 will be in the approximate range of $6,000 to $8,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the completion of the conversion to high definition local production in all markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2010 totaled $2,700.

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

New Accounting Standards

In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for our year ending September 30, 2011. The Company adopted the guidance as of October 1, 2010. The adoption had no effect on the Company’s financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2010, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At December 31, 2010, the carrying value of such debt was $455,000, the fair value was approximately $460,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.  Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

February 9, 2011	/s/ Robert L. Allbritton
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

February 9, 2011	/s/ Stephen P. Gibson
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.7	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment