Form 10-Q
period 2011-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2011-05-12
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Number of shares of Common Stock outstanding as of May 12, 2011: 20,000 shares.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2011	2010	2011
Operating revenues, net	$45,354	$44,701	$100,626	$102,445

Television operating expenses, excluding depreciation and amortization	26,706	28,477	53,630	57,916
Depreciation and amortization	2,070	2,239	4,078	4,386
Corporate expenses	1,407	1,739	2,861	3,503

	30,183	32,455	60,569	65,805

Operating income	15,171	12,246	40,057	36,640

Nonoperating income (expense)
Interest income related party	60	—	110	—
Interest expense	(9,194)	(9,297)	(18,401)	(18,617)
Other, net	(93)	(489)	1,000	(900)

	(9,227)	(9,786)	(17,291)	(19,517)

Income from continuing operations before income taxes	5,944	2,460	22,766	17,123

Provision for income taxes	2,359	959	8,838	6,581

Income from continuing operations	3,585	1,501	13,928	10,542
Income from discontinued operations, net of income taxes (Note 6)	—	—	1,641	—

Net income	3,585	1,501	15,569	10,542

Retained earnings, beginning of period	33,187	55,416	28,332	46,375

Distribution of Politico, net (Note 6)	—	—	(7,129)	—

Retained earnings, end of period	$36,772	$56,917	$36,772	$56,917

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

	September 30, 2010	March 31, 2011 (unaudited)
Assets

Current assets
Cash and cash equivalents	$2,879	$2,318
Accounts receivable, net	38,082	37,250
Program rights	10,534	5,216
Deferred income taxes	1,346	1,346
Other	2,240	3,031

Total current assets	55,081	49,161

Property, plant and equipment, net	38,494	39,464
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,656	13,786
Program rights	475	298
Deferred income taxes	2,402	74
Deferred financing costs and other	10,658	9,911

	$132,356	$124,284

Liabilities and Stockholder’s Investment

Current liabilities
Accounts payable	$3,173	$2,922
Accrued interest payable	15,390	13,846
Program rights payable	12,913	7,599
Accrued employee benefit expenses	5,362	4,605
Other accrued expenses	5,221	3,259

Total current liabilities	42,059	32,231

Long-term debt	470,000	464,500
Program rights payable	843	588
Accrued employee benefit expenses	489	503
Deferred rent and other	7,681	9,080

Total liabilities	521,072	506,902

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	46,375	56,917
Distributions to owners, net (Note 5)	(484,723)	(489,167)

Total stockholder’s investment	(388,716)	(382,618)

	$132,356	$124,284

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income	$15,569	$10,542

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,091	4,386
Other noncash charges	756	743
Provision for doubtful accounts	426	332
(Gain) loss on disposal of assets	(1,628)	104
Tax effect of Politico distribution	(1,766)	—
Change in taxes due under tax sharing agreement	3,468	556
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(7,119)	500
Program rights	5,403	5,495
Other current assets	(1,161)	(791)
Deferred income taxes	2,258	2,328
Other noncurrent assets	(200)	(126)
Increase (decrease) in liabilities:
Accounts payable	677	(251)
Accrued interest payable	(18)	(1,544)
Program rights payable	(6,166)	(5,569)
Accrued employee benefit expenses	512	(743)
Other accrued expenses	(1,209)	(1,962)
Deferred rent and other liabilities	(317)	1,399

	(1,993)	4,857

Net cash provided by operating activities	13,576	15,399

Cash flows from investing activities:
Capital expenditures	(2,413)	(5,506)
Proceeds from disposal of assets	28	46

Net cash used in investing activities	(2,385)	(5,460)

Cash flows from financing activities:
Repayments under line of credit, net	(9,500)	(5,500)
Deferred financing costs	(332)	—
Distributions to owners	—	(5,000)

Net cash used in financing activities	(9,832)	(10,500)

Net increase (decrease) in cash and cash equivalents	1,359	(561)
Cash and cash equivalents, beginning of period	2,164	2,879

Cash and cash equivalents, end of period	$3,523	$2,318

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2011. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2010, which are contained in the Company’s Form 10-K.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using quoted market prices. The Company estimated the fair value of its senior notes to be approximately $456,000 and $480,000 at September 30, 2010 and March 31, 2011, respectively. The carrying value of the Company’s senior credit facility approximates fair value as borrowings bear interest at market rates.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2010 and March 31, 2011 was $11,590. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2010 or March 31, 2011 as these intangible assets are fully amortized.

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

During the six months ended March 31, 2010, the fair market value of the equipment received and placed into service was $1,610. This amount has been recorded as an addition to property, plant and equipment, but it is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $1,610 for the six months ended March 31, 2010, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements. There were no exchanges during the six months ended March 31, 2011.

NOTE 5 – For the six months ended March 31, 2010 and 2011, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2009	$478,818	$(2,045)	$476,773

Cash advances to Perpetual	—		—
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(8,833)	(8,833)
Payment of income taxes		5,365	5,365

Balance as of March 31, 2010	$478,818	$(5,513)	$473,305

Balance as of September 30, 2010	$484,723	$—	$484,723

Cash advances to Perpetual	5,000		5,000
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(3,993)	(3,993)
Payment of income taxes		3,437	3,437

Balance as of March 31, 2011	$489,723	$(556)	$489,167

The average amount of non-interest bearing advances outstanding was $473,818 and $481,014 during the six months ended March 31, 2010 and 2011, respectively.

NOTE 6 – On November 13, 2009, the equity interests of Politico, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of Politico constitute a component of the Company, the operating results of Politico through November 13, 2009 are presented as discontinued operations for all periods presented. The distribution of the equity interests of Politico was reflected as a distribution to owners at historical cost, or $5,363, in the accompanying statement of operations and retained earnings for the six months ended March 31, 2010. The $5,363 of equity interests of Politico distributed on November 13, 2009 consisted of current assets of $7,548, net property, plant and equipment of $258, current liabilities of $2,429 and non-current liabilities of $14. The distribution of Politico resulted in a current tax effect of $1,766 which was reflected as a reduction to stockholder’s investment during the three months ended December 31, 2009.

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

Results of Operations

Set forth below are selected consolidated financial data for the three and six months ended March 31, 2010 and 2011 and the percentage change between the periods:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2010	2011		2010	2011
Operating revenues, net	$45,354	$44,701	-1.4%	$100,626	$102,445	1.8%
Operating expenses	30,183	32,455	7.5%	60,569	65,805	8.6%

Operating income	15,171	12,246	-19.3%	40,057	36,640	-8.5%
Nonoperating expenses, net	9,227	9,786	6.1%	17,291	19,517	12.9%
Income tax provision	2,359	959	-59.3%	8,838	6,581	-25.5%

Income from continuing operations	3,585	1,501	-58.1%	13,928	10,542	-24.3%
Income from discontinued operations, net of tax	—	—	—	1,641	—	—

Net income	$3,585	$1,501	-58.1%	$15,569	$10,542	-32.3%

Net Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us for each of the three and six month periods ended March 31, 2010 and 2011, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended March 31,				Six Months Ended March 31,
	2010		2011		2010		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$37,731	81.6%	$36,927	81.1%	$83,140	80.9%	$79,612	76.1%
Political (2)	553	1.2%	—	0.0%	3,647	3.6%	7,642	7.3%
Subscriber fees (3)	4,718	10.2%	5,239	11.5%	9,145	8.9%	10,200	9.8%
Internet (4)	628	1.4%	904	2.0%	1,382	1.3%	1,882	1.8%
Network compensation (5)	604	1.3%	379	0.8%	1,179	1.1%	964	0.9%
Trade and barter (6)	1,299	2.8%	1,268	2.8%	2,651	2.6%	2,596	2.5%
Other revenue	714	1.5%	811	1.8%	1,607	1.6%	1,648	1.6%

Operating revenues	46,247	100.0%	45,528	100.0%	102,751	100.0%	104,544	100.0%

Fees (7)	(893)		(827)		(2,125)		(2,099)

Operating revenues, net	$45,354		$44,701		$100,626		$102,445

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended March 31, 2011 totaled $44,701, a decrease of $653, or 1.4%, when compared to net operating revenues of $45,354 for the three months ended March 31, 2010. This decrease primarily reflects decreased local and national and political advertising revenues, partially offset by increased subscriber fees. Net operating revenues increased $1,819, or 1.8%, to $102,445 for the six months ended March 31, 2011 as compared to $100,626 for the same period in the prior year. This increase primarily reflects increased demand for political advertising as well as increased subscriber fees, partially offset by decreased local and national advertising revenues.

Local and national advertising revenues decreased $804, or 2.1% and $3,528, or 4.2%, during the three and six months ended March 31, 2011, respectively, versus the comparable periods in the prior year. These decreases were primarily due to significantly less demand for issue-oriented advertising surrounding the legislative process during the current year as well as the displacement of local and national advertisers during the peak political advertising period leading up to the November 2010 interim elections. Notwithstanding these overall decreases, automotive related advertising increased 22% during both the three and six months ended March 31, 2011, as compared to the same periods in the prior year.

There were no political advertising revenues for the three months ended March 31, 2011 as compared to $553 for the three months ended March 31, 2010. Political advertising revenues increased by $3,995 to $7,642 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.

Political advertising revenue increased as a result of spending related to the November 2010 interim elections, partially offset by advertising in the prior year for the Virginia Governor’s election in November 2009.

Subscriber fees increased $521, or 11.0%, and $1,055, or 11.5%, during the three and six months ended March 31, 2011, respectively, as compared to the same periods of the prior fiscal year. These increases were due to increases in per subscriber rates in accordance with the underlying agreements as well as increases in the overall number of subscribers.

No individual advertiser accounted for more than 5% of our operating revenues during the three or six months ended March 31, 2010 or 2011.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2011 totaled $32,455, an increase of $2,272, or 7.5%, compared to total operating expenses of $30,183 for the three-month period ended March 31, 2010. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,771, an increase in depreciation and amortization of $169 and an increase in corporate expenses of $332.

Total operating expenses for the six months ended March 31, 2011 totaled $65,805, an increase of $5,236, or 8.6%, compared to total operating expenses of $60,569 for the six-month period ended March 31, 2010. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $4,286, an increase in depreciation and amortization of $308 and an increase in corporate expenses of $642.

Television operating expenses, excluding depreciation and amortization, increased $1,771, or 6.6%, and $4,286, or 8.0%, for the three and six months ended March 31, 2011, respectively, as compared to the same periods in Fiscal 2010. These increases were due primarily to increased personnel and operating costs related to the new Washington, D.C. local news website, TBD.com, and its integration with the NewsChannel 8 cable platform as well as the effect of expense reduction initiatives on the Fiscal 2010 periods. While the majority of the expense reductions that we initiated during Fiscal 2009 are continuing, certain of these reductions were temporary in nature and the related expenses have begun to increase.

Operating Income

For the three months ended March 31, 2011, operating income of $12,246 represented a decrease of $2,925, or 19.3%, when compared to operating income of $15,171 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the operating margin decreased to 27.4% from 33.5% for the comparable period in Fiscal 2010. The decreases in operating income and margin during the three months ended March 31, 2011 were primarily the result of increased total operating expenses, as discussed above.

Operating income of $36,640 for the six months ended March 31, 2011 decreased $3,417, or 8.5%, when compared to operating income of $40,057 for the same period in the prior fiscal year. For the six months ended March 31, 2011, the operating margin decreased to 35.8% from 39.8% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of total operating expenses increasing more than the increase in net operating revenues, as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,297 for the three months ended March 31, 2011 increased $103, or 1.1%, as compared to $9,194 for the three-month period ended March 31, 2010. The average balance of debt outstanding for the three months ended March 31, 2010 and 2011 was $476,817 and $470,833, respectively, and the weighted average interest rate on debt was 7.6% and 7.9% for the three-month periods ended March 31, 2010 and 2011, respectively.

Interest expense of $18,617 for the six months ended March 31, 2011 increased $216, or 1.2%, as compared to $18,401 for the comparable period of Fiscal 2010. The average balance of debt outstanding for the six months ended March 31, 2010 and 2011 was $476,556 and $470,723, respectively, and the weighted average interest rate on debt was 7.6% and 7.9% for the six-month periods ended March 31, 2010 and 2011, respectively.

Other, net. Other, net nonoperating expense was $900 for the six months ended March 31, 2011, as compared to other, net nonoperating income of $1,000 for the same period in the prior year. The difference of $1,900 primarily resulted from the recording of a non-cash gain on the exchange of equipment with Sprint Nextel Corporation (“Nextel”) of $1,610 during the six months ended March 31, 2010 with no comparable activity during the six months ended March 31, 2011. The FCC granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic newsgathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of our markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged.

Income Taxes

The provision for income taxes for the three months ended March 31, 2011 totaled $959, a decrease of $1,400, or 59.3%, as compared to the provision for income taxes of $2,359 for the three months ended March 31, 2010. This decrease was primarily due to the $3,484, or 58.6%, decrease in income from continuing operations before income taxes.

The provision for income taxes for the six months ended March 31, 2011 totaled $6,581, a decrease of $2,257, or 25.5%, as compared to the provision for income taxes of $8,838 for the six months ended March 31, 2010. This decrease was primarily due to the $5,643, or 24.8%, decrease in income from continuing operations before income taxes.

Income from Continuing Operations

Income from continuing operations during the three months ended March 31, 2011 was $1,501, a decrease of $2,084, or 58.1%, when compared to income from continuing operations of $3,585 during the comparable period in Fiscal 2010. This decrease was primarily due to decreased operating income as discussed above.

Income from continuing operations during the six months ended March 31, 2011 was $10,542, a decrease of $3,386, or 24.3%, when compared to income from continuing operations of $13,928 during the comparable period in Fiscal 2010. This decrease was primarily due to decreased operating income as discussed above.

Income from Discontinued Operations, Net of Income Taxes

The operations of Politico through November 13, 2009 are classified as discontinued operations in the six-month period ended March 31, 2010. Income from discontinued operations was $1,641, net of the related provision for income taxes of $1,028, during the six months ended March 31, 2010.

Net Income

For the three months ended March 31, 2011, the Company recorded net income of $1,501 as compared to net income of $3,585 for the three months ended March 31, 2010. The decrease of $2,084, or 58.1%, during the three months ended March 31, 2011 was primarily due to decreased operating income as discussed above.

For the six months ended March 31, 2011, the Company recorded net income of $10,542 as compared to net income of $15,569 for the six months ended March 31, 2010. This decrease in net income of $5,027, or 32.3%, during the six months ended March 31, 2011 was primarily due to decreased income from continuing operations as well as income from discontinued operations in the prior year as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2010 to March 31, 2011 consisted primarily of decreases in program rights and program rights payable. These decreases reflect the annual cycle of the underlying program contracts which generally begins in September of each year. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of March 31, 2011, our cash and cash equivalents aggregated $2,318, and we had an excess of current assets over current liabilities of $16,930.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $13,576 and $15,399 for the six months ended March 31, 2010 and 2011, respectively. The $1,823 increase in cash flows from operating activities was primarily the result of decreased levels of accounts receivable, excluding the effect of discontinued operations, partially offset by decreased net income as well as various differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the six months ended March 31, 2011, we made cash advances to Perpetual of $5,000. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. No cash advances were made during the six months ended March 31, 2010. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “Overview.”

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

Under the terms of the tax sharing agreement between Perpetual and us, we made a tax payment to Perpetual during the six months ended March 31, 2010 of $2,045 that was due as of September 30, 2009, and in addition, we made interest-bearing advances of tax payments to Perpetual of $3,320. During the six months ended March 31, 2011, we made a tax payment of $3,437 to Perpetual related to current year tax charges. We were charged by Perpetual for federal and state income taxes totaling $8,833 and $3,993 during the six months ended March 31, 2010 and 2011, respectively.

Stockholder’s deficit amounted to $382,618 at March 31, 2011, a decrease of $6,098, or 1.6%, from the September 30, 2010 deficit of $388,716. The decrease was due to net income for the period of $10,542 offset by a net increase in distributions to owners of $4,444 which was the result of cash advances and payment of income taxes under the tax sharing agreement, partially offset by tax charges.

Indebtedness. Our total debt decreased from $470,000 at September 30, 2010 to $464,500 at March 31, 2011. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $9,500 outstanding under our senior credit facility. The decrease of $5,500 in total debt from September 30, 2010 to March 31, 2011 was due to net repayments under the senior credit facility.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 29, 2013. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of March 31, 2011, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $9,500 was outstanding at March 31, 2011, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2010 and March 31, 2011 are provided below.

	As of September 30, 2010	As of March 31, 2011
Total Leverage Ratio
Calculation:
Total debt	$470,000	$464,500
Consolidated EBITDA, as defined below	$86,775	$83,293
Total debt divided by Consolidated EBITDA	5.42	5.58

Requirements (calculation must not exceed):
Financial covenant	7.25	7.00

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2010	Calculation for the twelve months ended March 31, 2011
Net income	$25,172	$20,145
Income from discontinued operations, net of tax	(1,641)	—
Provision for income taxes	6,888	4,631
Loss on early repayment of debt	10,408	10,408
Interest expense	37,469	37,685
Gain on disposal of assets	(2,485)	(753)
Depreciation and amortization	8,863	9,171
Provision for doubtful accounts	587	505
Other noncash charges	1,514	1,501

Consolidated EBITDA	$86,775	$83,293

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2011 will be in the approximate range of $7,000 to $8,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the completion of the conversion to high definition local production in all markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2011 totaled $5,506.

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

At March 31, 2011, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At March 31, 2011, the carrying value of such debt was $455,000, the fair value was approximately $480,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.	Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY
(Registrant)

May 12, 2011		/s/ Robert L. Allbritton
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

May 12, 2011		/s/ Stephen P. Gibson
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.
3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.
4.7	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.
14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment