Form 10-Q
period 2011-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2011-08-11
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of August 11, 2011: 20,000 shares.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011

Operating revenues, net	$53,661	$49,273	$154,287	$151,718

Television operating expenses, excluding depreciation and amortization	27,640	29,112	81,270	87,028
Depreciation and amortization	2,190	2,329	6,268	6,715
Corporate expenses	1,602	1,763	4,463	5,266

	31,432	33,204	92,001	99,009

Operating income	22,229	16,069	62,286	52,709

Nonoperating income (expense)
Interest income
Related party	17	—	127	—
Other	3	—	3	—
Interest expense	(9,690)	(9,303)	(28,091)	(27,920)
Loss on early repayment of debt	(10,408)	—	(10,408)	—
Other, net	550	(530)	1,550	(1,430)

	(19,528)	(9,833)	(36,819)	(29,350)

Income from continuing operations before income taxes	2,701	6,236	25,467	23,359

(Benefit from) provision for income taxes	(1,253)	1,037	7,585	7,618

Income from continuing operations	3,954	5,199	17,882	15,741
Income from discontinued operations, net of income taxes (Note 6)	—	—	1,641	—

Net income	3,954	5,199	19,523	15,741

Retained earnings, beginning of period	36,772	56,917	28,332	46,375

Distribution of Politico, net (Note 6)	—	—	(7,129)	—

Retained earnings, end of period	$40,726	$62,116	$40,726	$62,116

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

	September 30, 2010	June 30, 2011 (unaudited)
Assets
Current assets
Cash and cash equivalents	$2,879	$2,168
Accounts receivable, net	38,082	39,020
Program rights	10,534	2,384
Deferred income taxes	1,346	1,346
Other	2,240	2,479

Total current assets	55,081	47,397

Property, plant and equipment, net	38,494	38,309
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,656	13,826
Program rights	475	209
Deferred income taxes	2,402	—
Deferred financing costs and other	10,658	9,530

	$132,356	$120,861

Liabilities and Stockholder’s Investment
Current liabilities
Accounts payable	$3,173	$3,330
Accrued interest payable	15,390	4,770
Program rights payable	12,913	4,856
Accrued employee benefit expenses	5,362	4,436
Other accrued expenses	5,221	3,392

Total current liabilities	42,059	20,784

Long-term debt	470,000	470,000
Program rights payable	843	467
Accrued employee benefit expenses	489	447
Deferred income taxes	—	1,420
Deferred rent and other	7,681	7,063

Total liabilities	521,072	500,181

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	46,375	62,116
Distributions to owners, net (Note 5)	(484,723)	(491,068)

Total stockholder’s investment	(388,716)	(379,320)

	$132,356	$120,861

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net income	$19,523	$15,741

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,281	6,715
Loss on early repayment of debt	10,408	—
Other noncash charges	1,142	1,115
Provision for doubtful accounts	611	472
(Gain) loss on disposal of assets	(2,577)	236
Tax effect of Politico distribution	(1,766)	—
Change in taxes due under tax sharing agreement	(1,715)	655
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(11,009)	(1,410)
Program rights	8,109	8,416
Other current assets	(221)	(239)
Deferred income taxes	4,459	2,402
Other noncurrent assets	(194)	(157)
Increase (decrease) in liabilities:
Accounts payable	1,469	157
Accrued interest payable	(4,156)	(10,620)
Program rights payable	(8,236)	(8,433)
Accrued employee benefit expenses	520	(968)
Other accrued expenses	(1,300)	(1,829)
Deferred income taxes	—	1,420
Deferred rent and other liabilities	(3,660)	(618)

	(1,835)	(2,686)

Net cash provided by operating activities	17,688	13,055

Cash flows from investing activities:
Capital expenditures	(4,312)	(6,883)
Proceeds from disposal of assets	90	117

Net cash used in investing activities	(4,222)	(6,766)

Cash flows from financing activities:
Proceeds from issuance of debt	455,000	—
Principal payments on long-term debt	(455,000)	—
Draws under line of credit, net	7,000	—
Redemption premium and related costs of early repayment of debt	(6,892)	—
Deferred financing costs	(10,537)	—
Distributions to owners	(2,000)	(7,000)

Net cash used in financing activities	(12,429)	(7,000)

Net increase (decrease) in cash and cash equivalents	1,037	(711)
Cash and cash equivalents, beginning of period	2,164	2,879

Cash and cash equivalents, end of period	$3,201	$2,168

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2011. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2010, which are contained in the Company’s Form 10-K.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt using quoted market prices. The Company estimated the fair value of its senior notes to be approximately $456,000 and $462,000 at September 30, 2010 and June 30, 2011, respectively. The carrying value of the Company’s senior credit facility approximates fair value as borrowings bear interest at market rates.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2010 and June 30, 2011 was $11,590. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2010 or June 30, 2011 as these intangible assets are fully amortized.

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

During the nine months ended June 30, 2010, the fair market value of the equipment received and placed into service was $2,591. This amount has been recorded as an addition to property, plant and equipment, but it is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $2,591 for the nine months ended June 30, 2010 was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements. There were no exchanges during the nine months ended June 30, 2011.

NOTE 5 – For the nine months ended June 30, 2010 and 2011, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia state Income Tax Receivable (Payable)	Net Distributions to Owners

Balance as of September 30, 2009	$478,818	$(2,045)	$476,773

Cash advances to Perpetual	2,000		2,000
Repayment of cash advances to Perpetual	—		—
Charge for federal and state income taxes		(8,419)	(8,419)
Payment of income taxes		10,134	10,134

Balance as of June 30, 2010	$480,818	$(330)	$480,488

Balance as of September 30, 2010	$484,723	$—	$484,723

Cash advances to Perpetual	7,000		7,000
Repayment of cash advances to Perpetual	—		—
Charge for federal and state income taxes		(5,202)	(5,202)
Payment of income taxes		4,547	4,547

Balance as of June 30, 2011	$491,723	$(655)	$491,068

The average amount of non-interest bearing advances outstanding was $473,825 and $482,251 during the nine months ended June 30, 2010 and 2011, respectively.

NOTE 6 – On November 13, 2009, the equity interests of Politico, a wholly-owned subsidiary of the Company, were distributed to Perpetual. As the operations of Politico constitute a component of the Company, the operating results of Politico through November 13, 2009 are presented as discontinued operations for all periods presented. The distribution of the equity interests of Politico was reflected as a distribution to owners at historical cost, or $5,363, in the accompanying statement of operations and retained earnings for the nine months ended June 30, 2010. The $5,363 of equity interests of Politico distributed on November 13, 2009 consisted of current assets of $7,548, net property, plant and equipment of $258, current liabilities of $2,429 and non-current liabilities of $14. The distribution of Politico resulted in a current tax effect of $1,766 which was reflected as a reduction to stockholder’s investment during the three months ended December 31, 2009.

Following is a summary of operating results for discontinued operations through November 13, 2009:

Operating revenues, net	$5,198
Total expenses	2,529

Income before taxes	2,669
Provision for income taxes	1,028

Income from discontinued operations	$1,641

NOTE 7 – On April 30, 2010, the Company issued $455,000 aggregate principal amount of 8% Senior Notes due May 15, 2018 (the “2018 Notes”) at par. The net proceeds, together with borrowings under the Company’s senior credit facility and cash on hand, were used to purchase and redeem $455,000 aggregate principal amount of the Company’s 7 3/4% Senior Subordinated Notes due 2012 (the “2012 Notes”). As of June 1, 2010, all of the 2012 Notes had been purchased or redeemed.

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

In May 2011, the FASB issued new guidance which changes certain fair value measurement principles and enhances the related disclosure requirements. This guidance will be effective beginning with the Company’s fiscal quarter ending March 31, 2012. The adoption is not expected to have a significant effect on the Company’s financial position or results of operations.

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

We owned and operated Politico, a specialized newspaper and Internet site (politico.com), from its launch in January 2007 until November 13, 2009, at which time the equity interests of Politico were distributed to Perpetual. The operations of Politico through November 13, 2009 are classified as discontinued operations.

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

Prior Year Financing Activities

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

Results of Operations

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2010 and 2011 and the percentage change between the periods:

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2010	2011	Change	2010	2011	Change
Operating revenues, net	$53,661	$49,273	-8.2%	$154,287	$151,718	-1.7%
Operating expenses	31,432	33,204	5.6%	92,001	99,009	7.6%

Operating income	22,229	16,069	-27.7%	62,286	52,709	-15.4%
Loss on early repayment of debt	10,408	—	—	10,408	—	—
Other nonoperating expenses, net	9,120	9,833	7.8%	26,411	29,350	11.1%
Income tax (benefit) provision	(1,253)	1,037	—	7,585	7,618	0.4%

Income from continuing operations	3,954	5,199	31.5%	17,882	15,741	-12.0%
Income from discontinued operations, net of tax	—	—	—	1,641	—	—

Net income	$3,954	$5,199	31.5%	$19,523	$15,741	-19.4%

Net Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2010 and 2011, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2011		2010		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$41,967	76.5%	$40,635	81.1%	$125,107	79.4%	$120,247	77.7%
Political (2)	4,626	8.4%	28	0.1%	8,273	5.2%	7,670	5.0%
Subscriber fees (3)	4,799	8.8%	5,961	11.9%	13,944	8.8%	16,161	10.4%
Internet (4)	775	1.4%	1,080	2.1%	2,157	1.4%	2,962	1.9%
Network compensation (5)	597	1.1%	364	0.7%	1,776	1.1%	1,328	0.9%
Trade and barter (6)	1,382	2.5%	1,308	2.6%	4,033	2.6%	3,904	2.5%
Other revenue	725	1.3%	752	1.5%	2,332	1.5%	2,400	1.6%

Operating revenues	54,871	100.0%	50,128	100.0%	157,622	100.0%	154,672	100.0%

Fees (7)	(1,210)		(855)		(3,335)		(2,954)

Operating revenues, net	$53,661		$49,273		$154,287		$151,718

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended June 30, 2011 totaled $49,273, a decrease of $4,388, or 8.2%, when compared to net operating revenues of $53,661 for the three months ended June 30, 2010. This decrease primarily reflects a lack of political advertising revenues in the current period as well as a decrease in local and national advertising revenues, partially offset by an increase in subscriber fees. Net operating revenues decreased $2,569, or 1.7%, to $151,718 for the nine months ended June 30, 2011 as compared to $154,287 for the same period in the prior year. This decrease primarily reflects decreased demand for local and national advertising, partially offset by increased subscriber fees.

Local and national advertising revenues decreased $1,332, or 3.2%, during the three months ended June 30, 2011 versus the comparable period in Fiscal 2010. This decrease was primarily due to decreased demand for local and national advertising, including a 5% decrease in automotive related advertising due to the effect of events in Japan on automotive inventory levels during the three months ended June 30, 2011. Local and national advertising revenues decreased $4,860, or 3.9%, during the nine months ended June 30, 2011 versus the comparable period in Fiscal 2010. This decrease was primarily due to significantly less demand for issue-oriented advertising surrounding the legislative process during the current year as well as the displacement of local and national advertisers during the peak political advertising period leading up to the November 2010 interim elections. Notwithstanding these overall decreases, automotive related advertising increased 12% during the nine months ended June 30, 2011, as compared to the same period in the prior year.

Political advertising revenues decreased $4,598 to $28 during the three months ended June 30, 2011 as compared to the same period in Fiscal 2010. Political advertising revenue during the three months ended June 30, 2010 was the result of spending by candidates related to heavily contested primary and runoff elections in several of our markets. There was no comparable activity during the three months ended June 30, 2011.

Subscriber fees increased $1,162, or 24.2%, and $2,217, or 15.9%, during the three and nine months ended June 30, 2011, respectively, as compared to the same periods of the prior fiscal year. These increases were due to the renewal of certain retransmission consent agreements during the quarter ended June 30, 2011 as well as increases in per subscriber rates in accordance with the underlying agreements and increases in the overall number of subscribers.

No individual advertiser accounted for more than 5% of our operating revenues during the three or nine months ended June 30, 2010 or 2011.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2011 totaled $33,204, an increase of $1,772, or 5.6%, compared to total operating expenses of $31,432 for the three-month period ended June 30, 2010. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,472, an increase in depreciation and amortization of $139 and an increase in corporate expenses of $161.

Total operating expenses for the nine months ended June 30, 2011 totaled $99,009, an increase of $7,008, or 7.6%, compared to total operating expenses of $92,001 for the nine-month period ended June 30, 2010. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $5,758, an increase in depreciation and amortization of $447 and an increase in corporate expenses of $803.

Television operating expenses, excluding depreciation and amortization, increased $1,472, or 5.3%, and $5,758, or 7.1%, for the three and nine months ended June 30, 2011, respectively, as compared to the same periods in Fiscal 2010. The increase during the nine months ended June 30, 2011 was due primarily to increased personnel and operating costs related to the new Washington, D.C. local news website, TBD.com, and its integration with the NewsChannel 8 cable platform as well as the effect of expense reduction initiatives on the Fiscal 2010 period. The increase during the three months ended June 30, 2011 was more directly related to the effect of the expense reduction initiatives. While the majority of the expense reductions that we initiated during Fiscal 2009 are continuing, certain of these reductions were temporary in nature and the related expenses have begun to increase.

Operating Income

For the three months ended June 30, 2011, operating income of $16,069 decreased $6,160, or 27.7%, when compared to operating income of $22,229 for the three months ended June 30, 2010. For the three months ended June 30, 2011, the operating margin decreased to 32.6% from 41.4% for the comparable period in Fiscal 2010. The decreases in operating income and margin during the three months ended June 30, 2011 were primarily the result of decreased net operating revenues and increased total operating expenses, as discussed above.

Operating income of $52,709 for the nine months ended June 30, 2011 decreased $9,577, or 15.4%, when compared to operating income of $62,286 for the same period in the prior fiscal year. For the nine months ended June 30, 2011, the operating margin decreased to 34.7% from 40.4% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of decreased net operating revenues and increased total operating expenses, as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,303 for the three months ended June 30, 2011 decreased $387, or 4.0%, as compared to $9,690 for the three-month period ended June 30, 2010. The average balance of debt outstanding for the three months ended June 30, 2010 and 2011 was $496,522 and $469,162, respectively, and the weighted average interest rate on debt was 7.7% and 7.9%, respectively. This decrease in average debt outstanding was due primarily to the financing activities during the quarter ended June 30, 2010, in which $49,547 of 2012 Notes were not tendered for purchase, and thus remained outstanding following the April 30, 2010 issuance of the 2018 Notes until they were redeemed on June 1, 2010. This decrease was also due to a $10,321 reduction in the average amount outstanding under our senior credit facility during the quarter ended June 30, 2011 as compared to the same period in the prior year.

Interest expense of $27,920 for the nine months ended June 30, 2011 decreased $171, or 0.6%, as compared to $28,091 for the comparable period of Fiscal 2010. The average balance of debt outstanding for the nine months ended June 30, 2010 and 2011 was $483,152 and $470,202, respectively, and the weighted average interest rate on debt was 7.6% and 7.9% for the nine-month periods ended June 30, 2010 and 2011, respectively.

Loss on early repayment of debt. As a result of the purchase and redemption of our 2012 Notes as discussed above, we recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

Other, net. Other, net nonoperating expense was $530 and $1,430 for the three and nine months ended June 30, 2011, respectively, as compared to other, net nonoperating income of $550 and $1,550, respectively, for the same periods in the prior year. The differences of $1,080 and $2,980 during the three and nine-month periods, respectively, resulted primarily from the recording of non-cash gains on the exchange of equipment with Sprint Nextel Corporation (“Nextel”) of $981 and $2,591 during the three and nine months ended June 30, 2010, respectively, with no comparable activity during the three or nine months ended June 30, 2011. The FCC granted to Nextel the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic newsgathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of our markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged.

Income Taxes

The provision for income taxes for the three months ended June 30, 2011 totaled $1,037 as compared to a benefit from income taxes of $1,253 for the three months ended June 30, 2010. The increase in the provision for income taxes of $2,290 during the three months ended June 30, 2011 was primarily due to the $3,535, or 130.9%, increase in income from continuing operations before income taxes as well as the effect of releasing reserves due to the expiration of statutes of limitations of $1,372 and $839 during the three months ended June 30, 2010 and 2011, respectively.

The provision for income taxes for the nine months ended June 30, 2011 totaled $7,618, an increase of $33, or 0.4%, as compared to the provision for income taxes of $7,585 for the nine months ended June 30, 2010. Decreased tax expense related to the $2,108, or 8.3%, decrease in income from continuing operations before income taxes was more than offset by the effect of releasing reserves during the three months ended June 30, 2010 and 2011 as discussed above.

Income from Continuing Operations

Income from continuing operations during the three months ended June 30, 2011 was $5,199, an increase of $1,245, or 31.5%, when compared to income from continuing operations of $3,954 during the comparable period in Fiscal 2010. This increase was primarily due to the loss on early repayment of debt recorded during the quarter ended June 30, 2010, partially offset by the decrease in operating income, as discussed above.

Income from continuing operations during the nine months ended June 30, 2011 was $15,741, a decrease of $2,141, or 12.0%, when compared to income from continuing operations of $17,882 during the comparable period in Fiscal 2010. This decrease was primarily due to decreased operating income, partially offset by decreased nonoperating expenses, including the effect of the loss on early repayment of debt in the prior fiscal year, as discussed above.

Income from Discontinued Operations, Net of Income Taxes

The operations of Politico through November 13, 2009 are classified as discontinued operations in the nine-month period ended June 30, 2010. Income from discontinued operations was $1,641, net of the related provision for income taxes of $1,028, during the nine months ended June 30, 2010.

Net Income

For the three months ended June 30, 2011, the Company recorded net income of $5,199 as compared to $3,954 for the three months ended June 30, 2010. The increase of $1,245, or 31.5%, during the three months ended June 30, 2011 was primarily due to increased income from continuing operations as discussed above.

For the nine months ended June 30, 2011, the Company recorded net income of $15,741 as compared to $19,523 for the nine months ended June 30, 2010. The decrease of $3,782, or 19.4%, during the nine months ended June 30, 2011 was primarily due to decreased income from continuing operations as well as income from discontinued operations in the prior year, as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2010 to June 30, 2011 consisted primarily of decreases in program rights, program rights payable and accrued interest payable. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of the scheduled semi-annual interest payments on our long-term fixed interest rate debt. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of June 30, 2011, our cash and cash equivalents aggregated $2,168, and we had an excess of current assets over current liabilities of $26,613.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $17,688 and $13,055 for the nine months ended June 30, 2010 and 2011, respectively. The $4,633 decrease in cash flows from operating activities was primarily the result of the decrease in net income (exclusive of the loss on early repayment of debt in the prior year) as well as an increase in cash paid for interest during the current year due to changes in timing related to the prior year financing activities. These decreases were partially offset by changes in accounts receivable, excluding the effect of discontinued operations, as well as various differences in timing of cash receipts and payments in the ordinary course of operations.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the nine months ended June 30, 2010 and 2011, we made cash advances to Perpetual of $2,000 and $7,000, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. On November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “Overview.”

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

During the nine months ended June 30, 2010 and 2011, we made tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $10,134 and $4,547, respectively. We were charged by Perpetual for federal and state income taxes totaling $8,419 and $5,202 during the nine months ended June 30, 2010 and 2011, respectively.

Stockholder’s deficit amounted to $379,320 at June 30, 2011, a decrease of $9,396, or 2.4%, from the September 30, 2010 deficit of $388,716. The decrease was due to net income for the nine-month period of $15,741, partially offset by a net increase in distributions to owners of $6,345, which was the result of cash advances and payments of income taxes under the tax sharing agreement, partially offset by tax charges.

Indebtedness. Our total debt was $470,000 at September 30, 2010 and June 30, 2011. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $15,000 of draws under our senior credit facility.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 29, 2013. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of June 30, 2011, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $15,000 was outstanding at June 30, 2011, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior secured leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2010 and June 30, 2011 are provided below.

	As of September 30, 2010	As of June 30, 2011
Total Leverage Ratio
Calculation:
Total debt	$470,000	$470,000
Consolidated EBITDA, as defined below	$86,775	$77,194
Total debt divided by Consolidated EBITDA	5.42	6.09

Requirements (calculation must not exceed):
Financial covenant	7.25	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2010	Calculation for the twelve months ended June 30, 2011
Net income	$25,172	$21,390
Income from discontinued operations, net of tax	(1,641)	—
Provision for income taxes	6,888	6,921
Loss on early repayment of debt	10,408	—
Interest expense	37,469	37,298
(Gain) loss on disposal of assets	(2,485)	328
Depreciation and amortization	8,863	9,310
Provision for doubtful accounts	587	460
Other noncash charges	1,514	1,487

Consolidated EBITDA	$86,775	$77,194

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2011 will approximate $8,000, and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations, including the completion of the conversion to high definition local production in all markets. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2011 totaled $6,883.

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

New Accounting Standards

In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance is effective for our year ending September 30, 2011. We adopted the guidance as of October 1, 2010. The adoption had no effect on our financial position or results of operations.

In May 2011, the FASB issued new guidance which changes certain fair value measurement principles and enhances the related disclosure requirements. This guidance will be effective beginning with our fiscal quarter ending March 31, 2012. The adoption is not expected to have a significant effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2011, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At June 30, 2011, the carrying value of such debt was $455,000, the fair value was approximately $462,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 15d-15(e)) as of June 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

August 11, 2011	/s/ Robert L. Allbritton
Date	Name: Robert L. Allbritton
Title: Chairman and Chief Executive Officer

August 11, 2011	/s/ Stephen P. Gibson
Date	Name: Stephen P. Gibson
Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.7	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to a request for confidential treatment