Form 10-K
period 2011-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2011-12-15
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒(1)    NO  ☐

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒(1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates is zero.

As of December 15, 2011, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2011, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms “Allbritton,” “our,” “us,” “we” or the “Company” refer to Allbritton Communications Company and its subsidiaries, and “ACC” refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following “call letters” refer either to the corporate owner of the station indicated or to the station itself: “WJLA” and “NewsChannel 8” together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); “WHTM” refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); “KATV” refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); “KTUL” refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); “WCIV” refers to Charleston Television, LLC, successor-in-interest to WCIV, Inc. (licensee of WCIV, Charleston, South Carolina); “WSET” refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); “WCFT,” “WBMA” and “WJSU” refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LP, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term “Politico” refers to POLITICO LLC, successor-in-interest to Capitol News Company, LLC. The term “ACCL” refers to ACC Licensee, LLC, successor-in-interest to ACC Licensee, Inc. (licensee of WJLA). The term “ATP” refers to Allbritton Television Productions, Inc. and the term “Perpetual” refers to Perpetual Corporation, which is controlled by Joe L. Allbritton and his immediate family or trusts for their benefit (“the Allbritton family”). “AG” refers to Allbritton Group, LLC, which is controlled by Perpetual and is ACC’s parent. “Allfinco” refers to Allfinco, Inc., a wholly-owned subsidiary of ACC and parent company of Harrisburg Television, Inc. and TV Alabama, Inc.

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES, INTERNET VIDEO, HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION (“FCC”) REGULATIONS; FCC LICENSE RENEWAL REQUIREMENTS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; AND THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY. SEE ITEM 1A “RISK FACTORS.”

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

PART I

ITEM 1. OUR BUSINESS

The Company

We own and operate ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LP, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LP serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. Our owned and operated stations broadcast to the 8th, 39th, 41st, 56th, 59th and 66th largest national media markets in the United States, respectively, as defined by The Nielsen Company (“Nielsen”), and reach approximately 5% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

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

Television Industry Background

General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast television station is granted by the FCC. Based upon interference criteria developed by the FCC, licenses are allocated in channels of 6 MHz each in either the VHF band (channels 2-13) or the UHF band (channels 14-69) of the spectrum. All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size based upon actual or potential audience. Each of these markets, called “Designated Market Areas” or “DMAs,” is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates. For over 70 years, broadcasters distributed their programming using an analog technological standard. In June 2009, stations changed the method of transmitting programming on these channels from analog to digital. Digital technologies provide cleaner video and audio signals as well as the ability to transmit “high definition television” with theater screen aspect ratios, higher resolution video and “noise-free” sound. Digital transmission also permits dividing the transmission frequency into multiple discrete channels of standard definition television, permitting the telecast of more than one “channel” of programming and/or other data services including mobile telecasting.

Revenue. Television station revenues are primarily derived from local, regional and national advertisers who pay for commercial advertising and, to a much lesser extent, from retransmission consent fees from multi-channel, video program distributors (“MVPDs”) such as cable television operators, direct broadcast satellite (“DBS”) providers and telephone company (“telco”) operators, from networks and program syndicators for the broadcast of programming and from other broadcast-related activities.

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

Audience Measurement. Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station’s “rating”) and the percentage of the audience actually watching television (the station’s “share”). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses three methods of determining a station’s ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called “set meter” measurement), while in smaller markets ratings are determined by paper diaries only. A select number of the largest markets are measured by people meter technology (so called “local people meter” measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Combined with the ability to measure delayed viewing on digital video recording devices (“DVRs”), Nielsen’s local people meters can provide viewership for programs viewed live, on the same day and combined over seven days. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. is a local people metered market. The remaining markets are paper diary markets. Nielsen has announced its intention to convert all set metered markets to local people meter measurement and to convert all of the top 125 markets still using paper diaries to a new “mailable meter” form of electronic measurement; however, we do not anticipate any changes in audience measurement methodologies in our markets during Fiscal 2012.

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

The affiliation by a station with one of the four major networks has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 13 hours of each day’s programming from the network. This programming is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. There is also a cash element to some network affiliation agreements, with either cash payments from the network to the affiliate (“network compensation”) or from the affiliate to the network, depending on the particular arrangement.

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

In contrast to a network affiliated station, an independent station purchases or produces all of the programming that it broadcasts, generally resulting in higher programming costs, although the independent station is, in theory, able to retain its entire inventory of advertising time and all of the revenue obtained from the sale of such time. Barter and cash-plus-barter arrangements, however, are also popular among all stations.

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

Non-Network. To supplement programming offered by a network or to program the station as an independent, a television broadcaster may acquire programming through cash and/or barter arrangements. A cash license fee is paid to a program distributor for “first run” syndicated programming (such as “Dr. Oz” or “Jeopardy”) sold independent of network affiliation or syndicated “off-network” programs, commonly referred to as “reruns.” Under such license agreements, stations retain a majority of the commercial availabilities in the programs. Under barter arrangements, a program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

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

Internet. Program distribution via the Internet recently has become an alternative to traditional television set viewing. Some broadcast networks and their affiliates provide “video players” on their websites allowing viewing of recently aired programs. This video-on-demand-type service (sometimes referred to as “over-the-top” television) permits viewers to choose the program or channel from a library of shows. Hulu.com is an example of a website offering commercial supported streaming video from the NBC, Fox and ABC broadcast networks. Additionally, services like Google TV and Apple TV have emerged as “Smart TV” platforms, which support streaming video from a variety of sources. It is uncertain at this time to what extent those new services will be a measurable competitor to us.

Video Recording. In addition to cable, telco, satellite and Internet program distribution, there has been substantial growth in video recording technology and playback systems, television game devices and new wireless/Internet connected devices permitting “podcasting,” wireless video distribution systems, satellite master antenna television systems and some low-power services. DVR or similar services have become standard home technology and permit viewers to “time-shift” their program viewing and no longer rely solely on broadcast “appointment” television viewing habits.

Digital Subchannels. Local broadcast stations themselves may now use excess capacity within their digital television channel to “multicast” discrete program offerings. Television broadcasters are beginning to program these subchannels with various forms of commercial informational and entertainment programs. Five of our stations provide a subchannel with the Retro Television Network programming, one station provides a subchannel with the LiveWell Network programming and four provide weather programming on subchannels.

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

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques now under development for use with current cable channels, over-the-top Internet-relayed video and direct broadcast satellites are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Programming. Competition for local programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station competitors for off-network reruns (such as “Two and a Half Men”) and first-run products (such as “Dr. Oz”) for exclusive access to those programs. Cable systems generally do not compete with local stations for programming; however, local cable operators are increasingly consolidating ownership of systems within various markets, enabling them to bid on local sports programming in competition with traditional broadcasters. In addition, various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry. In addition, national or network programming, once exclusive to broadcast television, may now appear first or only on national MVPD channels. These multichannel video program distributors are now better able to bid competitively for exclusive access to programming in part because they can recover their programming costs both with advertising revenue and direct or indirect subscriber fees and in part because they are not subject to regulatory content restrictions.

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

Station Information

The following table sets forth general information for each of our owned stations as of May 2011, unless otherwise indicated:

Designated Market Area	Station	Network Affiliation	Digital Channel Frequency	Market Rank or DMA (1)	Total Commercial Competitors in Market (2)	Station Audience Share (3)	Rank in Market (4)	Acquisition Date
Washington, D.C.	WJLA	ABC	7/VHF	8	7	23%	2	01/29/76
Harrisburg-Lancaster-York-Lebanon, PA	WHTM	ABC	10/UHF	41	4	24%	2	03/01/96
Birmingham (Anniston and Tuscaloosa), AL (5)	WBMA/WCFT/WJSU	ABC	—	39	6	24%	2	—
Birmingham	WBMA	ABC	40/UHF	—	—	—	—	08/01/97
Anniston	WJSU	ABC	9/UHF	—	—	—	—	03/22/00	(6)
Tuscaloosa	WCFT	ABC	33/UHF	—	—	—	—	03/15/96
Little Rock, AR	KATV	ABC	22/VHF	56	5	31%	1	04/06/83
Tulsa, OK	KTUL	ABC	10/VHF	59	6	22%	2	04/06/83
Roanoke-Lynchburg, VA	WSET	ABC	13/VHF	66	4	27%	2	01/29/76	(7)

(1)	Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2011.
(2)	Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2011 for all markets except Birmingham, which is based on February 2011. Nielsen did not release May 2011 data for the Birmingham market due to the impact of severe weather in the Birmingham DMA.
(3)	Represents the station’s share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2011 for all markets except Birmingham, which is based on February 2011.
(4)	Represents the station’s rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2011 for all markets except Birmingham, which is based on February 2011.
(5)	TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
(6)	We began programming WJSU pursuant to a local marketing agreement in December 1995 and acquired the station in March 2000.
(7)	WSET has been indirectly owned and operated by the Allbritton family since 1976. On March 1, 1996, WSET became a wholly-owned subsidiary of ACC.

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

We have also sought to make use of the excess capacity of our digital broadcast channels. Four of our stations operate local weather channels using this digital spectrum, five of our stations are affiliated with the Retro Television Network (“RTV”) which supplies classic, off-network programming which is packaged together in an “oldies” television format, and one station provides original lifestyle programming as an affiliate of the LiveWell Network.

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

Network Affiliation Agreements and Relationship

Each of our stations is an ABC affiliate with affiliation agreements that expire on December 31, 2012. ABC has routinely renewed the affiliation agreements with our stations; however, we cannot be assured that these affiliation agreements will be renewed in the future or under the same general terms. As one of the largest group owners of ABC network affiliates in the nation, we believe that we enjoy excellent relations with the ABC network.

Generally, each affiliation agreement provides our stations with the right to broadcast programs transmitted by the network that includes designated advertising time, the revenue from which the network retains. For every hour or fraction thereof that the station broadcasts network programming, the network pays the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, prime-time programming generates the highest hourly rates. It has been reported that recent network affiliation agreements have not included network compensation, but rather have included programming payments from the affiliate to the network. In order to renew our affiliation agreements, we may be required to make similar payments to the network; however, we cannot provide any assurance as to the level of such payments.

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

•

Media Cross-Ownership. The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published. The FCC attempted to revise this rule in 2003 but the attempt was vacated by the courts. A similar attempt in 2008 was also struck down. A petition for review by the U.S. Supreme Court is pending. The Commission is currently reviewing the rule. There is no timetable established for any potential change. The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations.

Carriage of Local Television Signals

•

Cable. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. These contracts may, however, extend longer than the three-year must carry notification period. Our cable retransmission agreements generally extend through at least December 31, 2011. We are in the process of negotiating for renewals of those agreements that expire as of December 31, 2011.

•

Satellite. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA’s “carry-one, carry-all” provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. We have elected to negotiate retransmission consent agreements with the two DBS operators that carry our stations. Those agreements remain effective until 2013. SHIVIA, by its terms, expired in 2010 and was replaced by the Satellite Television Extension and Localism Act (“STELA”) extending the retransmission regime for broadcast station carriage on satellite systems.

Indecency Regulation. Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.” In 2008, the FCC fined certain ABC stations, including two of our ABC-affiliated stations, each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. Pursuant to the affiliation agreement with ABC, the Network has assumed obligations for payment of the fine, but together the Network and its affiliates, including our affected stations, have appealed the FCC’s decision. It is pending in the U.S. Supreme Court.

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

Employees

As of September 30, 2011, we employed in full and part-time positions 805 persons, including 788 at our television stations and 17 in our corporate office. Of our employees at WJLA/NewsChannel 8, 120 are represented by one of three unions: the American Federation of Television and Radio Artists (“AFTRA”), the Directors Guild of America (“DGA”) or the National Association of Broadcast Employees and Technicians/Communications Workers of America (“NABET/CWA”). The NABET/CWA collective bargaining agreement expired on December 31, 2010. The parties did not extend the contract but are in negotiations regarding a successor agreement. The AFTRA collective bargaining agreement has been extended while the parties are in negotiations for a successor agreement and currently is set to expire on December 31, 2011. The DGA collective bargaining agreement expired on February 28, 2011. The parties did not extend the contract but are in negotiations regarding a successor agreement. No employees of our other owned stations are represented by unions. We consider our relations with our employees to be satisfactory.

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

We have a substantial amount of debt. As of September 30, 2011, our total debt consisted of $455,000 of 8% senior subordinated notes due May 15, 2018 and $5,000 outstanding under our $60,000 senior credit facility which expires April 29, 2013. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

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

Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot be assured that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If our future cash flow from operations and existing sources of funds are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot be assured that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt and other future debt may limit our ability to pursue any of these alternatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

All of these covenants may restrict our ability to expand or pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior notes, or the credit agreement that governs our senior credit facility. If there were an event of default, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. If our indebtedness were to be accelerated, we cannot be assured that we would be able to repay it. Additionally, if we fail to repay any outstanding debt incurred under any secured credit facility when it becomes due, the lenders under the facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged as security. Any of the events described in this paragraph could have a material adverse effect on our financial condition or results of operations.

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

For Fiscal 2009, 2010 and 2011, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy. Decreased demand for advertising in the Washington, D.C. advertising market may adversely affect our business and results of operations.

We particularly depend on automotive-related advertising, which may be affected by the current turmoil in that industry.

Approximately 14%, 17% and 20% of our total operating revenues for the fiscal years ended September 30, 2009, 2010 and 2011, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 41% during the year ended September 30, 2009 as a result of decreased demand for advertising by the automotive industry.

Automotive-related advertising increased by 41% and 11% during the years ended September 30, 2010 and 2011, respectively. Significant decreases in such advertising would adversely affect our operating results.

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

License Renewal. Our business is dependent upon our continuing to hold broadcasting licenses from the FCC that are issued for terms of eight years. While in the vast majority of cases such licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, we cannot be assured that our licenses will be renewed upon their expiration dates. License renewal applications are currently pending for KATV and WHTM, which are currently operating under expired licenses. These stations will continue to operate under their expired licenses until the FCC takes action on the renewal applications. The licenses for all other of our stations are currently in effect with expiration dates ranging from October 1, 2012 to June 1, 2014. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications, it could prevent us from operating the affected stations and generating revenues. See “Our Business—Legislation and Regulation—License Renewal.”

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

Frequency Allocation. The FCC reviews and reallocates non-governmental frequency spectrum on an ad hoc basis pursuant to its rulemaking authority. The FCC has announced a potential reassessment process in connection with expanded needs for high speed, broadband, wireless, data networks. The FCC has proposed and Congress is considering “voluntary” contributions of broadcast channels by television station owners who would receive compensation from the auction proceeds. Reallocation of portions of the broadcast frequency band for broadband uses could diminish the frequency allocation to our stations and could have an adverse impact on our operations, including a requirement to relocate to alternate channels with attendant costs.

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

All of our television stations are affiliated with the ABC network. These affiliations are valuable to us because programs provided by broadcast networks are typically the most popular with audiences, which increases our ability to attract viewers to our programs, including our local newscasts. Because networks increasingly distribute their programming on other platforms, such as the Internet or portable devices, they may become less reliant upon their affiliates to distribute their programming, which could put us at a disadvantage in future contract negotiations. Our television viewership levels, and ultimately advertising revenues, are in large part dependent upon programming provided by ABC, and there can be no assurance that such programming will achieve and maintain satisfactory viewership levels in the future. Each of our television stations has entered into a long-term affiliation agreement with the ABC network, which expires on December 31, 2012. Although ABC has continually renewed its affiliation with our television stations for as long as we have owned them and we expect to continue to be able to renew such affiliation agreements, we cannot be assured that such renewals will be obtained or that they will reflect the same general terms. It has been reported that recent network affiliation agreements have not included network compensation, but rather have included programming payments from the affiliate to the network. In order to renew our affiliation agreements, we may be required to make similar payments to the network; however, we cannot provide any assurance as to the level of such payments. The non-renewal or termination of one or more of our network affiliation agreements or alteration of terms could have an adverse effect on our results of operations.

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

Our Inability to Secure Carriage of Our Stations By Multi-Channel Video Programming Distributors May Adversely Affect Our Business

Cable operators (including telcos) and direct broadcast satellite systems are generally required to carry the primary signal of local commercial television stations pursuant to the FCC’s “must carry” or “carry-one, carry-all” rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station’s consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the “must carry” or “carry-one, carry-all” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station’s signal, in most cases in exchange for some form of consideration from the system operator. In 2008, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2009 and successfully negotiated carriage agreements for the period January 1, 2009, to at least December 31, 2011. We elected retransmission consent for the three-

year period commencing January 1, 2012, and we are in negotiations currently for renewal of those agreements expiring on December 31, 2011. Similarly, our agreements for carriage of our broadcast stations by the two DBS satellite carriers expire in 2013. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms, our ability to distribute our programming and our operating results could be adversely affected.

In addition, MVPDs are actively seeking to change FCC regulations under which retransmission consent is negotiated in order to increase their bargaining leverage with television stations. The FCC has initiated a Notice of Proposed Rulemaking to reexamine those rules. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC modifies any of these rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations.

NewsChannel 8 is dependent on cable operators for carriage of its programming.

NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial MVPDs for the carriage of its programming to subscribers. The three primary affiliation agreements have expiration dates of December 31, 2011, December 31, 2012 and December 31, 2021. We are currently in negotiations for the renewal of the smallest of the three contracts which is set to expire on December 31, 2011. The news service operated by NewsChannel 8 is entirely dependent upon carriage by the MVPDs. Although these agreements have been renewed by the MVPDs in the past, there can be no assurance that these agreements will be renewed upon expiration or whether the same general terms and conditions can be retained. The non-renewal or termination of one or more of these affiliation agreements or alteration of terms could adversely affect our results of operations.

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

Protection of electronically stored data can be costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.

We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our advertisers, website users and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We maintain systems to prevent this from occurring, but the maintenance of these systems can be costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we attempt to obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished. If personal information of our advertisers, website users or employees is misappropriated or if our stations’ websites are compromised by insertion of false or inappropriate information, our reputation with our advertisers, website users and employees may be injured resulting in loss of business or morale, and we may incur costs to remediate possible injury to our advertisers, website users and employees or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident.

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

We are controlled by the Allbritton family. Accordingly, the family is able to control our operations and policies, and the vote on all matters submitted to a vote of our stockholder, including, but not limited to, electing directors, adopting amendments to ACC’s certificate of incorporation and approving mergers or sales of substantially all of ACC’s assets. Circumstances may occur in which the interests of the family could be in conflict with the interests of the holders of our debt. In addition, the family could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes. See “Ownership of Capital Stock— ACC Common Stock” and “Certain Relationships and Related Transactions.”

We have paid dividends and made advances to related parties, and we expect to continue to do so in the future.

ACC has made advances to certain related parties. Because, at present, such related parties’ primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder’s investment in our consolidated balance sheets. The stockholder’s deficit at September 30, 2010 and 2011 was $388,716 and $379,567, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Certain Relationships and Related Transactions.” Under our current debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, there are three bargaining agreements with unions representing 120 of our full and part-time employees at WJLA/NewsChannel 8, two of which expired during Fiscal 2011, and one of which is set to expire on December 31, 2011. We cannot provide assurance about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot be assured that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See “Our Business – Employees.”

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

The following table describes the general characteristics of our principal real property:

Facility	Market/Use	Ownership	Approximate Size	Lease Expiration Date

WJLA/NewsChannel 8	Rosslyn, VA
	Office/Studio	Leased	99,977 sq. ft.	6/30/17

Prince George’s, MD
	Tower – Weather	Leased	1 acre	3/31/16

Bethesda, MD
	Downlink Receive	Leased	5,300 sq. ft.	9/30/14

Washington, D.C.
	Tower/Transmitter	Joint Venture	108,000 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	2/28/12

WHTM	Harrisburg, PA
	Office/Studio	Owned	14,000 sq. ft.	N/A
	Adjacent Land	Owned	59,337 sq. ft.	N/A
	Tower/Transmitter	Owned	2,801 sq. ft.	N/A
	Office	Leased	4,417 sq. ft.	3/31/16

KATV	Little Rock, AR
	Office/Studio	Owned	20,500 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	1/31/12

	Tower/Transmitter	Leased	3.49 acres	5/31/23
	Annex/Garage	Owned	67,400 sq. ft.	N/A

KTUL	Tulsa, OK
	Office/Studio	Owned	13,520 sq. ft.	N/A
	Tower/Transmitter	Owned	160 acres	N/A

WSET	Lynchburg, VA
	Office/Studio	Owned	15,500 sq. ft.	N/A
	Tower/Transmitter	Owned	2,700 sq. ft.	N/A

Danville, VA
	Office/Studio	Leased	2,150 sq. ft.	Monthly

Roanoke, VA
	Office/Studio	Leased	1,777 sq. ft.	11/30/14

WBMA/WCFT/WJSU	Birmingham, AL
	Office/Studio/Dish Farm	Leased	26,357 sq. ft./0.5 acres	9/30/21
	Tower/Relay-Pelham	Leased	.08 acres	10/31/16
	Tower/Relay-Red Mtn.	Owned	.21 acres	N/A

Tuscaloosa, AL
	Office/Studio	Owned	9,475 sq. ft.	N/A
	Tower-Tuscaloosa	Owned	10.5 acres	N/A
	Tower-AmSouth	Leased	134.3 acres	4/30/16

Anniston, AL
	Office/Studio	Leased	700 sq. ft.	10/31/13
	Tower-Blue Mtn.	Owned	1.7 acres	N/A
	Tower-Bald Rock	Leased	1 acre	8/29/16

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

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

The selected consolidated financial data for the fiscal years ended September 30, 2007, 2008, 2009, 2010 and 2011 are derived from our consolidated financial statements. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere herein. Please note that the statement of operations data below have been adjusted to reflect WCIV and Politico as discontinued operations for all periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended September 30,
	2007	2008	2009	2010	2011
Statement of Operations Data:
Operating revenues, net	$214,508	$205,020	$181,798	$201,200	$196,923
Television operating expenses, excluding depreciation, amortization and impairment	122,398	128,275	111,748	109,140	115,450
Depreciation and amortization	8,050	8,735	8,939	8,863	9,500
Impairment of intangible assets	—	—	30,700	—	—
Corporate expenses	6,106	6,459	5,079	6,176	6,731
Operating income	77,954	61,551	25,332	77,021	65,242
Interest expense	37,213	37,631	37,180	37,469	37,201
Interest income	208	96	30	3	—
Interest income–related party	430	200	112	215	—
Loss on early repayment of debt	—	—	—	10,408	—
Other nonoperating income (expense), net	262	(242)	5,222	1,057	(1,823)
Income (loss) from continuing operations before income taxes	41,641	23,974	(6,484)	30,419	26,218
Provision for (benefit from) income taxes	15,794	9,175	(713)	6,888	8,759
Income (loss) from continuing operations	25,847	14,799	(5,771)	23,531	17,459
(Loss) income from discontinued operations, net of tax (1)	(3,233)	(1,926)	199	1,641	—
Net income (loss)	22,614	12,873	(5,572)	25,172	17,459

	As of September 30,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Total assets	$169,049	$159,455	$127,110	$132,356	$122,433
Total debt (2)	484,100	483,408	475,240	470,000	460,000
Stockholder’s investment	(366,527)	(383,524)	(398,809)	(388,716)	(379,567)

	Fiscal Year Ended September 30,
	2007	2008	2009	2010	2011
Cash Flow Data (3):
Cash flow from operating activities	$31,092	$34,027	$21,407	$36,142	$27,304
Cash flow from investing activities	(5,889)	(5,977)	(4,780)	(5,573)	(9,471)
Cash flow from financing activities	(30,401)	(28,880)	(16,035)	(29,854)	(18,310)
Financial Ratios and Other Data:
Operating income margin	36.3%	30.0%	13.9%	38.3%	33.1%
Capital expenditures (4)	6,052	5,986	4,853	5,666	9,710

(Footnotes on following page)

Footnotes

(dollars in thousands)

(1)	Effective August 1, 2009, the equity interests of WCIV, our wholly-owned subsidiary, were distributed to Perpetual. On November 13, 2009, the equity interests of Politico, our wholly-owned subsidiary, were distributed to Perpetual. As the operations of WCIV and Politico each constituted a component of the Company, their operating results have been presented as discontinued operations for all periods presented. See “Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7.”

(2)	Total debt is defined as long-term debt (including the current portion thereof, and net of discount).

(3)	Cash flows from operating, investing and financing activities were determined in accordance with Generally Accepted Accounting Principles (“GAAP”). See “Consolidated Financial Statements—Consolidated Statements of Cash Flows.”

(4)	Capital expenditures for the years ended September 30, 2008 and 2009 are exclusive of $2,924 and $4,376, respectively, associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas. See “Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 10.”

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

Business

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from retransmission consent fees from cable and telephone company operators as well as DBS providers, from the ABC network and program syndicators for the broadcast of programming and from other broadcast-related activities. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, newsgathering, production, promotion and the solicitation of advertising.

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

Our advertising revenues are generally highest in the first and third quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which is typically heaviest during our first and fourth fiscal quarters. During years in which Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The 2010 Winter Olympic Games were broadcast by NBC in February 2010 in connection with NBC’s United States television rights to the Olympic Games, which extend through 2020.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2009, 2010 and 2011, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

We are also dependent on automotive-related advertising. Approximately 14%, 17% and 20% of our total operating revenues for the years ended September 30, 2009, 2010 and 2011, respectively, consisted of automotive-related advertising. Automotive-related advertising declined by 41% for the year ended September 30, 2009 as a result of decreased demand for advertising by the automotive industry. Automotive-related advertising increased by 41% and 11% for the years ended September 30, 2010 and 2011, respectively. Significant decreases in such advertising in the future would adversely affect our operating results.

2010 Financing Activities

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

	Fiscal Year Ended September 30,
	2009		2010		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$142,770	77.2%	$162,798	79.2%	$157,098	78.3%
Political (2)	10,104	5.5%	10,355	5.0%	7,782	3.9%
Subscriber fees (3)	15,671	8.5%	18,770	9.1%	21,938	10.9%
Internet (4)	2,647	1.4%	2,922	1.4%	4,068	2.0%
Network compensation (5)	2,589	1.4%	2,380	1.2%	1,694	0.9%
Trade and barter (6)	5,496	3.0%	5,372	2.6%	5,101	2.5%
Other revenues	5,632	3.0%	3,008	1.5%	3,008	1.5%

Operating revenues	184,909	100.0%	205,605	100.0%	200,689	100.0%

Fees (7)	(3,111)		(4,405)		(3,766)

Operating revenues, net	$181,798		$201,200		$196,923

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Local and national advertising constitutes our largest category of operating revenues, representing 75% to 80% of our total operating revenues in each of the last three fiscal years. Local and national advertising revenues decreased 18.0% in Fiscal 2009, increased 14.0% in Fiscal 2010, and decreased 3.5% in Fiscal 2011.

Results of Operations—Fiscal 2011 Compared to Fiscal 2010

Set forth below are selected consolidated financial data for Fiscal 2010 and 2011, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage Change
	2010	2011
Operating revenues, net	$201,200	$196,923	(2.1)%
Operating expenses	124,179	131,681	6.0%

Operating income	77,021	65,242	(15.3)%
Loss on early repayment of debt	10,408	—	—
Other nonoperating expenses, net	36,194	39,024	7.8%
Income tax provision	6,888	8,759	27.2%

Income from continuing operations	23,531	17,459	(25.8)%
Income from discontinued operations, net of income taxes	1,641	—	—

Net income	$25,172	$17,459	(30.6)%

Net Operating Revenues

Net operating revenues for Fiscal 2011 totaled $196,923, a decrease of $4,277, or 2.1%, as compared to Fiscal 2010. This decrease primarily reflects decreased demand for local, national and political advertising, partially offset by increased subscriber fees as discussed below.

Local and national advertising revenues decreased $5,700, or 3.5%, from Fiscal 2010. Local and national advertising revenue decreased as a result of significantly less demand for issue-oriented advertising surrounding the legislative process during the current year as well as a decrease in demand from larger, more nationally-focused advertisers. Notwithstanding a 5% decrease in automotive-related advertising due to the effect of the events in Japan on automotive inventory levels during the three months ended June 30, 2011, the automotive category increased 11% during Fiscal 2011, which partially offset the decreases discussed above.

Political advertising revenues amounted to $7,782 during Fiscal 2011 as compared to $10,355 during Fiscal 2010. Substantially all of the political advertising revenue in Fiscal 2011 occurred during the first quarter of the year and consisted of spending related to the November 2010 interim elections. In Fiscal 2010, political advertising revenue consisted of spending related to the November 2009 Virginia Governor’s election and spending by candidates in heavily contested primary and runoff elections in several of our markets as well as spending leading up to the November 2010 interim elections.

Subscriber fees increased $3,168, or 16.9%, during Fiscal 2011 as compared to the prior fiscal year. This increase was due to the renewal of certain retransmission consent agreements during the year as well as increases in per subscriber rates in accordance with the underlying agreements and increases in the overall number of subscribers.

No individual advertiser accounted for more than 5% of our operating revenues during Fiscal 2011 or 2010.

Total Operating Expenses

Total operating expenses in Fiscal 2011 were $131,681, an increase of $7,502, or 6.0%, compared to total operating expenses of $124,179 in Fiscal 2010. This net increase consisted of an increase in television operating expenses, excluding depreciation and amortization of $6,310, an increase in depreciation and amortization of $637 and an increase in corporate expenses of $555.

Television operating expenses, excluding depreciation and amortization, totaled $115,450 in Fiscal 2011, an increase of $6,310, or 5.8%, when compared to television operating expenses of $109,140 in Fiscal 2010. This increase was due primarily to increased personnel and operating costs related to the new Washington, D.C. local news website, TBD.com, and its integration with the NewsChannel 8 cable platform in the beginning of the year as well as the effect of expense reduction initiatives on the Fiscal 2010 period. While the majority of the expense reductions that we initiated during Fiscal 2009 are continuing, certain of these reductions were temporary in nature and the related expenses have begun to increase. This effect had largely taken place by the end of Fiscal 2011. Television operating expenses, excluding depreciation and amortization, increased by 2.0% during the fourth fiscal quarter as compared to the 5.8% increase for the full fiscal year. Such expenses are expected to decline in Fiscal 2012 as a result of a reduction in programming costs, largely due to the end of The Oprah Winfrey Show.

Operating Income

Operating income of $65,242 in Fiscal 2011 decreased $11,779, or 15.3%, compared to operating income of $77,021 in Fiscal 2010. The operating income margin in Fiscal 2011 decreased to 33.1% from 38.3% for the prior fiscal year. The decreases in operating income and margin during Fiscal 2011 were primarily the result of decreased net operating revenues and increased total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense decreased by $268, or 0.7%, from $37,469 in Fiscal 2010 to $37,201 in Fiscal 2011. The average balance of debt outstanding for Fiscal 2010 and 2011 was $481,806 and $469,125, respectively, and the weighted average interest rate on debt was 7.7% and 7.9% during the years ended September 30, 2010 and 2011, respectively. This decrease in average debt outstanding was primarily due to a reduction in the average amount outstanding under our senior credit facility during the year ended September 30, 2011 as compared to the prior year. Net repayments of $10,000 were made during Fiscal 2011, resulting in a decrease in the average amount outstanding of $8,414.

Loss on Early Repayment of Debt. As a result of the purchase and redemption of our 2012 Notes during Fiscal 2010 as discussed above, we recorded a pre-tax charge of $10,408 during the quarter ended June 30, 2010 related to the early repayment of the 2012 Notes.

Other, Net. Other net nonoperating expense was $1,823 during Fiscal 2011 as compared to other net nonoperating income of $1,057 during Fiscal 2010. The difference of $2,880 resulted primarily from the recording of a non-cash gain on the exchange of equipment with Sprint Nextel Corporation (“Nextel”) of $2,591 during the year ended September 30, 2010 with no comparable activity during the year ended September 30, 2011.

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

Income Taxes

The provision for income taxes in Fiscal 2011 totaled $8,759, an increase of $1,871, or 27.2%, when compared to the provision for income taxes of $6,888 in Fiscal 2010. This increase in income tax expense was primarily due to the prior year reduction in valuation allowances resulting from management’s evaluation of the recoverability of certain state and local net operating loss carryforwards as well as the effect of releasing reserves due to the expiration of a statute of limitations of $1,372 and $839 during the years ended September 30, 2010 and 2011, respectively.

Income from Continuing Operations

Income from continuing operations during Fiscal 2011 was $17,459, a decrease of $6,072, or 25.8%, when compared to income from continuing operations during Fiscal 2010 of $23,531. This decrease was primarily due to decreased operating income, partially offset by decreased nonoperating expenses, including the effect of the loss on early repayment of debt in the prior fiscal year, as discussed above.

Income from Discontinued Operations, Net of Income Taxes

The operations of Politico through November 13, 2009 are classified as discontinued operations. Income from discontinued operations was $1,641, net of the related tax provision of $1,028, during Fiscal 2010.

Net Income

For Fiscal 2011, we recorded net income of $17,459 as compared to $25,172 for Fiscal 2010. The decrease in net income during Fiscal 2011 of $7,713, or 30.6%, was primarily due to decreased income from continuing operations in the current year as well as income from discontinued operations in the prior year, as discussed above.

Balance Sheet

Program rights and program rights payable decreased from September 30, 2010 to September 30, 2011 primarily due to the end of The Oprah Winfrey Show in September 2011 and the significantly lower cost of replacement programming. See “Liquidity and Capital Resources” for discussion of other balance sheet fluctuations.

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

Liquidity and Capital Resources

As of September 30, 2011, our cash and cash equivalents aggregated $2,402, and we had an excess of current assets over current liabilities of $16,194.

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

As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $21,407, $36,142 and $27,304 for Fiscal 2009, 2010 and 2011, respectively. The increase in cash provided by operating activities from Fiscal 2009 to Fiscal 2010 was primarily the result of the increase in net income (exclusive of the after-tax effect of the intangible asset impairment charge in Fiscal 2009 and the loss on early repayment of debt in Fiscal 2010). Additionally, cash flows from operating activities were affected by various differences in the timing of cash receipts and payments in the ordinary course of operations, including an increase in accounts receivable (exclusive of the effect of discontinued operations), which was associated with the increase in net operating revenues. The decrease in cash provided by operating activities from Fiscal 2010 to Fiscal 2011 was primarily the result of the decrease in net income (exclusive of the after-tax effect of the loss on early repayment of debt in Fiscal 2010) as well as an increase in cash paid for interest during the current year due to changes in timing related to the prior year financing activities. These decreases were partially offset by changes in accounts receivable, excluding the effect of discontinued operations, as well as various differences in timing of cash receipts and payments in ordinary course of operations.

Distributions to Related Parties

We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2009, 2010 and 2011, we made cash advances net of repayments to Perpetual of $7,125, $5,905 and $8,310, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. Effective August 1, 2009, the equity interests of WCIV were distributed to Perpetual, and on November 13, 2009, the equity interests of Politico were distributed to Perpetual. See “General Factors Affecting Our Business.”

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2011 and through December 15, 2011, we made net distributions to owners of $2,000.

During Fiscal 2009, 2010 and 2011, we were charged by Perpetual under a tax sharing agreement with Perpetual for federal and state income taxes totaling $4,887, $9,272 and $6,411, respectively, and we made payments to Perpetual for these taxes of $2,842, $11,317 and $6,411, respectively.

Stockholder’s deficit amounted to $379,567 at September 30, 2011, a decrease of $9,149, or 2.4%, from the September 30, 2010 deficit of $388,716. The decrease was due to net income for Fiscal 2011 of $17,459, partially offset by a net increase in distributions to owners of $8,310.

Indebtedness

Our total debt decreased from $470,000 at September 30, 2010 to $460,000 at September 30, 2011. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $5,000 outstanding under our senior credit facility. The decrease of $10,000 in total debt from September 30, 2010 to September 30, 2011 was due to net repayments under the senior credit facility.

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

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 19, 2013. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility currently contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. Compliance with the financial covenants is measured at the end of each quarter, and as of September 30, 2011, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $5,000 was outstanding at September 30, 2011, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior secured leverage ratios and a minimum fixed charge coverage ratio. The maximum total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2010 and 2011 are provided below.

	As of September 30, 2010	As of September 30, 2011
Total Leverage Ratio
Calculation:
Total debt	$470,000	$460,000
Consolidated EBITDA, as defined below	$86,775	$75,248
Total debt divided by Consolidated EBITDA	5.42	6.11

Requirements (calculations must not exceed):
Financial covenant	7.25	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2010	Calculation for the twelve months ended September 30, 2011
Net Income	$25,172	$17,459
Income from discontinued operations, net of income taxes	(1,641)	—
Provision for income taxes	6,888	8,759
Loss on early repayment of debt	10,408	—
Interest expense	37,469	37,201
(Gain) loss on disposal of assets	(2,485)	231
Depreciation and amortization	8,863	9,500
Provision for doubtful accounts	587	612
Other noncash charges	1,514	1,486

Consolidated EBITDA	$86,775	$75,248

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

We believe that based on anticipated results for Fiscal 2012, we will be able to continue to comply with the financial covenants of our senior credit facility.

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

Other Uses of Cash

During Fiscal 2009, 2010 and 2011, we made $4,853, $5,666 and $9,710, respectively, of capital expenditures. Capital expenditures of $4,853 during the year ended September 30, 2009, are exclusive of $4,376 of expenditures related to the replacement of our broadcast tower and related equipment in Little Rock, Arkansas, as discussed below. The increase in capital expenditures during Fiscal 2011 as compared to the prior fiscal year was due primarily to the completion of the conversion to high definition local production in all markets. At this time, we estimate that capital expenditures for Fiscal 2012 will be in the approximate range of $4,000 to $5,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

On January 11, 2008, our broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for our station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. We completed construction of the permanent replacement tower and installation of related equipment and began broadcasting a full power digital signal from the replacement tower on February 20, 2009. During July 2009, the related insurance claim negotiation was finalized. As a result, the Company recorded a gain on the replacement cost property portion of the claim of $6,015, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. This gain is reflected in other nonoperating income in the accompanying consolidated statement of operations and retained earnings. In addition, a gain on the business interruption portion of the claim of $2,811, reflecting the lost revenue associated with the tower collapse, was also recorded during the quarter ended September 30, 2009. This gain is reflected in net operating revenues in the accompanying consolidated statement of operations and retained earnings. Proceeds received from the insurance company during the years ended September 30, 2008 and 2009 were reflected within investing activities in the consolidated statements of cash flows to the extent of claim-related capital expenditures during that period. Proceeds in excess of claim-related capital expenditures were reflected within operating activities.

We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. During Fiscal 2009, 2010 and 2011, we made cash payments of approximately $11,300, $11,000 and $11,600, respectively, for rights to television programs. We anticipate cash payments for program rights will approximate $8,000 for Fiscal 2012 and be in the approximate range of $8,000 to $9,000 per year for Fiscal 2013 through 2016. The decrease in anticipated future program payments is due primarily to the end of The Oprah Winfrey Show in September 2011 and the significantly lower cost of replacement programming. We currently intend to fund these commitments with cash provided by operations.

The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, future minimum lease payments under noncancellable leases and guaranteed payments under employment contracts and deferred compensation agreements as of September 30, 2011:

	Fiscal Year Ending September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$—	$5,000	$—	$—	$—	$455,000	$460,000
Interest payments on senior notes	36,400	36,400	36,400	36,400	36,400	72,800	254,800
Programming contracts — currently available	8,484	449	15	—	—	—	8,948
Programming contracts — future commitments	1,115	7,378	5,777	848	286	1,016	16,420
Operating leases	5,501	5,612	5,739	5,816	5,879	7,349	35,896
Employment contracts	9,246	3,757	1,960	1,605	1,397	46	18,011
Purchase obligations	742	764	785	808	831	250	4,180
Deferred compensation	388	96	—	—	—	—	484

Total	$61,876	$59,456	$50,676	$45,477	$44,793	$536,461	$798,739

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

ACC’s cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2011, approximately 50% of the assets of ACC were held by operating subsidiaries, and for Fiscal 2011, approximately 50% of ACC’s net operating revenues were derived from the operations of ACC’s subsidiaries.

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

Intangible Assets

Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. The carrying value of our indefinite lived intangible assets, consisting of broadcast licenses, was $11,590 at September 30, 2010 and 2011, respectively. Other intangible assets, consisting of favorable terms on contracts and leases, were amortized over the terms of the respective contracts and leases, and these assets became fully amortized during Fiscal 2008.

Our indefinite lived intangible assets, consisting of broadcast licenses, are not amortized but are subject to impairment tests annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, we recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. The annual impairment test as of September 30, 2009 indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. The annual impairment tests as of September 30, 2010 and 2011 indicated that none of our broadcast licenses were impaired. Accordingly, no impairment charge was recorded during Fiscal 2010 or 2011.

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

The following key valuation assumptions were made for an average market participant in our specific markets as of September 30, 2010: (a) a pre-tax discount rate of 14.2%; (b) compound annual market revenue growth rates ranging from 1.5% - 2.6%; and (c) operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period ranging from 23.6% - 25.1%. These assumptions as of September 30, 2011 were: (a) a pre-tax discount rate of 14.0%; (b) compound annual market revenue growth rates ranging from 1.5% - 2.3%; and (c) operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period ranging from 23.1% - 24.8%. The discount rate represents the current weighted average cost of capital that would be expected in our industry for an average market participant, taking into account the typical split between debt and equity financing within our industry, the rate of return required by investors for an investment with similar risk as well as market risk premiums. The compound annual market revenue growth rates are based on our historical experience within the respective market as well as market-specific and industry-wide future projections. The operating profit margins, excluding depreciation and amortization, are determined based on margins achieved by average market participants in similar markets with similar competitive environments.

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

New Accounting Standards

In October 2009, the FASB issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance was effective for our year ended September 30, 2011. We adopted the guidance as of October 1, 2010. The adoption had no effect on our financial position or results of operations.

In May 2011, the FASB issued new guidance which changes certain fair value measurement principles and enhances the related disclosures requirements. This guidance will be effective beginning with our fiscal quarter ending March 31, 2012. The adoption is not expected to have a significant effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

(dollars in thousands)

At September 30, 2011, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At September 30, 2011, the carrying value of such debt was $455,000, the fair value was approximately $428,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

See Index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using the framework in Internal Control – Integrated Framework, management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Executive officers and directors of ACC are as follows:

Name	Age	Title
Barbara B. Allbritton	74	Executive Vice President and Director
Robert L. Allbritton	42	Chairman, Chief Executive Officer and Director
Frederick J. Ryan, Jr.	56	Vice Chairman, President, Chief Operating Officer and Director
Jerald N. Fritz	60	Senior Vice President, Legal and Strategic Affairs, General Counsel
Stephen P. Gibson	46	Senior Vice President and Chief Financial Officer
James C. Killen, Jr.	49	Vice President, Sales

BARBARA B. ALLBRITTON has been a Director of ACC since its inception in 1974, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves as an officer and/or director of each of ACC’s television subsidiaries, as well as Perpetual, The Allbritton Foundation and the Allbritton Art Institute. She currently serves as a trustee of Baylor College of Medicine and a director of Blair House Restoration Fund. She was formerly a director of The Foundation for the National Archives. Mrs. Allbritton is the wife of Joe L. Allbritton and the mother of Robert L. Allbritton. See “Certain Relationships and Related Transactions.”

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

FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He is also President, Chief Executive Officer and a Manager of Politico. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Chairman of the Ronald Reagan Centennial Commission, Chairman of the White House Historical Association, a trustee of Ford’s Theatre, a trustee of the National Museum of American History, and a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California.

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

Audit Committee Financial Expert

The members of our Audit Committee are Robert L. Allbritton and Frederick J. Ryan, Jr. The Board of Directors has determined that it does not currently have an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K. As the Company is privately held, the Board of Directors is not currently considering expanding its members in order to include an “audit committee financial expert” as defined.

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

The Company provides all eligible employees a 50% matching contribution on up to 6% of compensation deferred through an IRS qualified 401(k) savings plan. Under the 401(k) plan, employees may contribute a portion of their compensation subject to IRS limitations. Effective February 1, 2009, the Company suspended its matching contributions. Effective July 1, 2010, the Company reinstated matching contributions in an amount equal to 25% of the contribution of the employee not to exceed 6% of the compensation of the employee, and effective June 1, 2011, the Company reinstated its full matching contribution of 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The Company does not have a defined benefit pension plan.

Health Benefits. All full-time employees, including our named executive officers, may participate in our group health benefit program, including medical, dental and vision care coverage, disability insurance and life insurance. In addition, our named executive officers are also covered under a supplemental executive long-term disability insurance program.

Determination of Fiscal 2011 Compensation

Our goals for Fiscal 2011 were to provide an executive compensation program that was equitable in a competitive marketplace and recognized and rewarded individual achievements. To achieve such goals, we relied primarily on base salaries, cash bonuses and other compensation for each of our named executive officers. Compensation levels for each named executive officer were determined based on the position and responsibility of such executive, his impact on the operation and financial performance of the Company and the knowledge and experience of such executive. These factors were considered as a group, without particular weight given to any single factor, and were necessarily subjective in nature.

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal years ended September 30, 2009, 2010 and 2011:

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation (5)	Total
Robert L. Allbritton (1)	2011	$750,000	$—	$—	$750,000
Chairman and	2010	750,000	—	—	750,000
Chief Executive Officer	2009	750,000	—	—	750,000
Frederick J. Ryan, Jr. (2)	2011	585,000	100,000	43,017	728,017
President and Chief	2010	585,000	100,000	37,439	722,439
Operating Officer	2009	585,000	100,000	38,662	723,662
Stephen P. Gibson (3)	2011	360,000	100,000	35,937	495,937
Senior Vice President and	2010	340,000	140,000	30,945	510,945
Chief Financial Officer	2009	340,000	75,000	29,949	444,949
James C. Killen, Jr.	2011	360,000	85,000	43,697	488,697
Vice President, Sales	2010	347,500	120,000	38,660	506,160
	2009	340,000	75,000	37,643	452,643
Jerald N. Fritz (4)	2011	320,000	65,000	35,660	420,660
Senior Vice President, Legal	2010	307,500	90,000	31,123	428,623
and Strategic Affairs	2009	300,000	45,000	30,011	375,011

(1)	Robert L. Allbritton is paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
(2)	Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family.
(3)	Stephen P. Gibson is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Gibson is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family.
(4)	Jerald N. Fritz is paid cash compensation by ACC for services to ACC and Perpetual. Of the compensation shown in the table for Mr. Fritz, $21,000, $36,900 and $86,400 represent the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2009, 2010 and 2011, respectively.
(5)	Amounts in this column consist of dollar values of perquisites and other benefits including amounts contributed by the Company on behalf of our named executive officers to our defined contribution 401(k) savings plan, use of a Company-provided automobile or an automobile allowance, premiums for group health and term life insurance and executive disability plans, parking and club membership reimbursements.

Compensation of Directors

Our directors are not separately compensated for membership on the Board of Directors.

Compensation Committee, Interlocks and Insider Participation

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

Compensation Committee Report

Our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

(dollars in thousands)

Distributions to Related Parties

ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2011, ACC made cash advances to Perpetual of $8,310. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual for federal and state income taxes of $6,411 and made payments to Perpetual for federal and state income taxes in the amount of $6,411. There were no taxes due to Perpetual at September 30, 2011. See “Income Taxes” below.

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2011 and through December 15, 2011, we made net distributions to owners of $2,000.

Management Fees

We paid management fees of $600 to Perpetual for Fiscal 2011, and we expect that management fees to be paid to Perpetual during Fiscal 2012 will approximate the amount paid for Fiscal 2011. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the net allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

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

Office Space

We provide certain office space to Irides, LLC (“Irides”). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. (“ANMI”) which in turn is an 80%-owned subsidiary of Perpetual. Charges for this space totaled $159 for Fiscal 2011, and we expect to receive approximately the same amount during Fiscal 2012. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable arrangements involving nonaffiliated companies.

We provide certain office space and facilities-related services to Politico. Politico was a wholly-owned subsidiary of ACC until November 13, 2009, at which time the equity interests of Politico were distributed to Perpetual. Charges for this office space and related services totaled $1,054 for Fiscal 2011, and we expect to receive approximately the same amount during Fiscal 2012. We believe that these terms are substantially the same or at least as favorable to ACC as those prevailing for comparable arrangements involving nonaffiliated companies.

Internet Services

We have entered into various agreements with Irides to provide our stations with website design, hosting and maintenance services. We incurred fees of $360 to Irides during Fiscal 2011, and we expect to pay approximately the same amount in Fiscal 2012. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

Politico provides us with certain website development services. We were charged $520 for such services during Fiscal 2011 based on Politico’s actual cost to provide these services. We anticipate that such charges could be in the approximate range of $250 to $750 during Fiscal 2012. We believe these charges are substantially the same or at least as favorable to ACC as those prevailing for comparable services from nonaffiliated companies.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(dollars in thousands)

PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2011 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2012.

The fees billed by PricewaterhouseCoopers LLP for 2010 and 2011 were as follows:

	2010	2011
Audit fees	$284	$298
Audit-related fees	190	—
Tax fees	—	—
All other fees	7	7

Total	$481	$305

Fees for audit services included fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q as well as any other documents filed with the SEC.

Fees for audit-related services represented fees associated with our offering of senior notes during Fiscal 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.”

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

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

McLean, VA

December 15, 2011

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2010	2011
ASSETS
Current assets
Cash and cash equivalents	$2,879	$2,402
Accounts receivable, less allowance for doubtful accounts of $1,609 and $1,551	38,082	36,845
Program rights	10,534	6,215
Deferred income taxes	1,346	1,415
Other	2,240	2,429

Total current assets	55,081	49,306
Property, plant and equipment, net	38,494	38,234
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,656	13,866
Program rights	475	242
Deferred income taxes	2,402	—
Deferred financing costs and other	10,658	9,195

	$132,356	$122,433

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$3,173	$2,525
Accrued interest payable	15,390	13,854
Program rights payable	12,913	8,484
Accrued employee benefit expenses	5,362	4,757
Other accrued expenses	5,221	3,492

Total current liabilities	42,059	33,112
Long-term debt	470,000	460,000
Program rights payable	843	464
Accrued employee benefit expenses	489	353
Deferred income taxes	—	1,348
Deferred rent and other	7,681	6,723

Total liabilities	521,072	502,000

Commitments and contingent liabilities (Note 11)
Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	46,375	63,834
Distributions to owners, net (Note 8)	(484,723)	(493,033)

Total stockholder’s investment	(388,716)	(379,567)

	$132,356	$122,433

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

	Year Ended September 30,
	2009	2010	2011
Operating revenues, net	$181,798	$201,200	$196,923

Television operating expenses, excluding depreciation, amortization and impairment	111,748	109,140	115,450
Depreciation and amortization	8,939	8,863	9,500
Impairment of intangible assets (Note 4)	30,700	—	—
Corporate expenses	5,079	6,176	6,731

	156,466	124,179	131,681

Operating income	25,332	77,021	65,242
Nonoperating income (expense)
Interest income
Related party	112	215	—
Other	30	3	—
Interest expense	(37,180)	(37,469)	(37,201)
Loss on early repayment of debt	—	(10,408)	—
Other, net	5,222	1,057	(1,823)

(Loss) income from continuing operations before income taxes	(6,484)	30,419	26,218
(Benefit from) provision for income taxes	(713)	6,888	8,759

(Loss) income from continuing operations	(5,771)	23,531	17,459
Income from discontinued operations, net of income taxes (see Note 7)	199	1,641	—

Net (loss) income	(5,572)	25,172	17,459
Retained earnings, beginning of year	38,537	28,332	46,375
Distribution of WCIV (Note 7)	(4,633)	—	—
Distribution of Politico, net (Note 7)	—	(7,129)	—

Retained earnings, end of year	$28,332	$46,375	$63,834

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2009	2010	2011
Cash flows from operating activities:
Net (loss) income	$(5,572)	$25,172	$17,459

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,629	8,876	9,500
Impairment of intangible assets	30,700	—	—
Loss on early repayment of debt	—	10,408	—
Other noncash charges	1,480	1,514	1,486
Provision for doubtful accounts	1,041	599	612
(Gain) loss on disposal of assets	(6,611)	(2,485)	231
Tax effect of Politico distribution	—	(1,766)	—
Change in taxes due under tax sharing agreement	2,045	(2,045)	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(469)	(9,250)	625
Program rights	712	79	4,552
Other current assets	7	(462)	(189)
Deferred income taxes	(4,246)	2,879	2,333
Other noncurrent assets	(383)	(200)	(233)
Increase (decrease) in liabilities:
Accounts payable	(1,661)	1,146	(648)
Accrued interest payable	(29)	4,878	(1,536)
Program rights payable	(588)	(141)	(4,808)
Accrued employee benefit expenses	(1,531)	661	(741)
Other accrued expenses	(623)	208	(1,729)
Deferred incomes taxes	—	—	1,348
Deferred rent and other liabilities	(2,494)	(3,929)	(958)

Total adjustments	26,979	10,970	9,845

Net cash provided by operating activities	21,407	36,142	27,304

Cash flows from investing activities:
Capital expenditures	(9,229)	(5,666)	(9,710)
Proceeds from property insurance claim	4,376	—	—
Proceeds from disposal of assets	73	93	239

Net cash used in investing activities	(4,780)	(5,573)	(9,471)

Cash flows from financing activities:
Proceeds from issuance of debt	—	455,000	—
Principal payments on long-term debt	—	(455,000)	—
Borrowings under line of credit	70,250	79,750	58,000
Repayments under line of credit	(78,750)	(86,250)	(68,000)
Redemption premium and related costs of early repayment of debt	—	(6,892)	—
Deferred financing costs	(332)	(10,557)	—
Other	(78)	—	—
Distributions to owners	(9,050)	(5,905)	(8,310)
Repayments of distributions to owners	1,925	—	—

Net cash used in financing activities	(16,035)	(29,854)	(18,310)

Net increase (decrease) in cash and cash equivalents	592	715	(477)
Cash and cash equivalents, beginning of year	1,572	2,164	2,879

Cash and cash equivalents, end of year	$2,164	$2,879	$2,402

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,813	$32,334	$38,709

Cash paid for state income taxes	$3	$250	$172

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Revenue recognition—Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $5,300, $4,943 and $4,708 for the years ended September 30, 2009, 2010 and 2011, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems, direct broadcast satellite service providers and telephone company operators.

Cash and cash equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As is customary in the broadcasting industry, the Company does not require collateral for its credit sales, which are typically due within thirty days.

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

Property, plant and equipment—Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the assets. Maintenance and repair expenditures are charged to expense as incurred and expenditures for modifications and improvements which increase the expected useful lives of the assets are capitalized. Depreciation expense is computed using the straight-line method for buildings and straight-line and accelerated methods for furniture, machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets. The Company reviews the carrying amount of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying amount of such assets

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the estimated undiscounted future cash flows associated with them.

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

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions and at September 30, 2011 had an overnight repurchase agreement for $2,089. Concentrations of credit risk with respect to receivables from advertisers are limited as the Company’s advertising base consists of large national advertising agencies and high-credit quality local advertisers.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

Accounting guidance provides a fair value hierarchy to categorize three levels of inputs that may be used to measure fair value. The three levels are as follows:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities; quoted prices for identical assets or liabilities in markets that are not active; or

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

Level 3 – Unobservable inputs that are supported by little or no market activity which result in the use of management estimates.

The Company estimates the fair value of its long-term debt on a recurring basis. See Note 5.

Earnings per share—Earnings per share data are not presented since the Company has only one shareholder.

Reclassifications—Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards—In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on revenue arrangements with multiple deliverables. The guidance revises the criteria for separating, measuring and allocating arrangement consideration to each deliverable in a multiple element arrangement. This guidance was effective for the Company’s year ended September 30, 2011. The Company adopted the guidance as of October 1, 2010. The adoption had no effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued new guidance which changes certain fair value measurement principles and enhances the related disclosures requirements. This guidance will be effective beginning with the Company’s fiscal quarter ending March 31, 2012. The adoption is not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30,
	2010	2011
Buildings and leasehold improvements	$31,374	$32,965
Furniture, machinery and equipment	122,615	115,223

	153,989	148,188
Less accumulated depreciation	(118,721)	(114,702)

	35,268	33,486
Land	2,147	2,147
Construction-in-progress	1,079	2,601

	$38,494	$38,234

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Depreciation and amortization expense was $9,629, $8,876 and $9,500 for the years ended September 30, 2009, 2010 and 2011, respectively.

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

During the years ended September 30, 2009 and 2010, the fair market value of the equipment received and placed into service was $779 and $2,591, respectively. These amounts have been recorded as additions to property, plant and equipment, but they are not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $767 and $2,591 for the years ended September 30, 2009 and 2010, respectively, was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements. There were no exchanges during the year ended September 30, 2011.

NOTE 4—INTANGIBLE ASSETS

The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2010 and 2011 was $11,590.

The Company tests its indefinite lived intangible assets for impairment annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. During the quarter ended March 31, 2009, events occurred which indicated that an impairment of certain broadcast licenses may exist. The events included the decline in the overall economy, forecasts for negative industry-wide advertising growth in 2009, and reduced revenue projections and related cost reduction measures within the Company. Thus, such broadcast licenses were tested for impairment as of March 31, 2009. The tests indicated that four broadcast licenses were impaired. As a result, the Company recorded a non-cash impairment charge of $27,700 during the quarter ended March 31, 2009. The annual impairment test as of September 30, 2009 indicated that a further impairment had occurred with respect to these four broadcast licenses, resulting in a non-cash impairment charge of $3,000 during the quarter ended September 30, 2009. The annual impairment tests as of September 30, 2010 and 2011 indicated that none of the broadcast licenses were impaired. No impairment charge was recorded during the years ended September 30, 2010 or 2011.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Company uses an income approach to determine the fair value of its broadcast licenses on a station-by-station basis. Any excess of carrying value over fair value represents the amount of impairment. The income approach assumes an initial hypothetical start-up operation, maturing into an average performing independent or non-affiliated station in a specific television market and giving consideration to other relevant factors such as the number of competing stations within that market. The net cash flows of this hypothetical average market participant are projected from the first year start-up to perpetuity and then discounted back to net present value. The calculated valuation is compared to market transactions in order to confirm the results of the income approach. The key valuation assumptions include the pre-tax discount rate, the compound annual market revenue growth rates, and operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period. This valuation is considered to be Level 3.

The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2010 or 2011 as these intangible assets are fully amortized.

NOTE 5—LONG-TERM DEBT

Outstanding debt consists of the following:

	September 30,
	2010	2011
Senior Notes, due May 15, 2018 with interest payable semi-annually at 8%	$455,000	$455,000
Credit Agreement, maximum amount of $60,000, expiring April 29, 2013, secured by the assets and outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates either from prime plus 1.50% to prime plus 2.25% or from LIBOR plus 2.75% to LIBOR plus 3.50% depending on certain financial operating tests (5.25% at September 30, 2011)	15,000	5,000

	470,000	460,000
Less current maturities	—	—

	$470,000	$460,000

On November 13, 2009, the Credit Agreement was amended to permit the distribution of the equity interests of Politico to Perpetual (see Note 7). On April 29, 2010, the Credit Agreement was further amended to: (i) permit the Company to complete its offering of senior

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

Unamortized deferred financing costs of $10,244 and $8,758 at September 30, 2010 and 2011, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2009, 2010 and 2011 was $1,148, $1,305 and $1,486 respectively, which is included in other nonoperating expenses.

Under the existing financing agreements, the Company is subject to restrictive covenants, which place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants as measured at the end of each quarter. As of September 30, 2011, the Company was in compliance with such covenants. The Company is also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the Credit Agreement.

The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimates the fair value of its Senior Notes to be approximately $456,000 and $428,000 at September 30, 2010 and 2011, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s Credit Agreement approximated fair value at September 30, 2010 and

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

2011. This estimate was determined using a discounted cash flow analysis which is considered to be a Level 3 input.

NOTE 6—INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	Years Ended September 30,
	2009	2010	2011
Continuing operations	$(713)	$6,888	$8,759
Discontinued operations	156	1,028	—

	$(557)	$7,916	$8,759

	Years Ended September 30,
	2009	2010	2011
Current
Federal	$4,226	$6,761	$5,739
State	(537)	(1,745)	(661)

	3,689	5,016	5,078

Deferred
Federal	(3,943)	4,986	3,101
State	(303)	(2,086)	580

	(4,246)	2,900	3,681

	$(557)	$7,916	$8,759

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The components of deferred income tax assets (liabilities) are as follows:

	September 30,
	2010	2011
Deferred income tax assets:
State and local net operating loss carryforwards	$3,290	$2,839
Accrued employee benefits	429	352
Deferred rent	2,049	2,084
Deferred revenue	117	303
Allowance for accounts receivable	637	615
Other	1,087	752

	7,609	6,945
Less valuation allowance	(242)	(231)

	7,367	6,714

Deferred income tax liabilities:
Property, plant and equipment	(3,522)	(4,883)
Intangible assets	(97)	(1,764)

Net deferred income tax assets	$3,748	$67

The deferred tax asset related to state and local net operating loss carryforwards of $2,839 at September 30, 2011 represents approximately $55,000 in state and local net operating loss carryforwards in certain jurisdictions which are available for future use for state and local income tax purposes and expire in various years from 2012 through 2031.

The change in the valuation allowance for deferred tax assets of ($2,730) and ($11) during the years ended September 30, 2010 and 2011, respectively, principally resulted from management’s evaluation of the recoverability of the loss carryforwards.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for income before cumulative effect of change in accounting principle:

	Years ended September 30,
	2009	2010	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	18.3	(1.9)	0.1
Permanent items, principally insurance premiums and meals and entertainment	(2.7)	(0.5)	(1.2)
Nondeductible portion of FCC license impairment	(37.1)	—	—
Change in valuation allowance	(5.9)	(8.7)	—
Other, net	1.5	—	(0.5)

Effective income tax rate	9.1%	23.9%	33.4%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at October 1, 2008	$5,361
Increases related to current year tax positions	352
Reductions related to expiration of statutes of limitations	(1,144)

Gross unrecognized tax benefits at September 30, 2009	4,569
Increases related to current year tax positions	384
Reductions related to expiration of statutes of limitations	(2,111)
Reductions related to expiration of net operating loss carryforwards	(157)

Gross unrecognized tax benefits at September 30, 2010	2,685
Increases related to current year tax positions	—
Reductions related to expiration of statutes of limitations	(1,281)

Gross unrecognized tax benefits at September 30, 2011	$1,404

As of September 30, 2010 and 2011, the Company had unrecognized tax benefits of $2,685 and $1,404, respectively. If all such benefits were recognized, $1,745 and $913, respectively, would have a favorable impact on the effective tax rate. Of the total gross unrecognized tax benefits

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

of $2,685 at September 30, 2010, $1,808 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $877 represents net operating losses which have not been recorded in accordance with the rules surrounding uncertain tax positions. Of the total gross unrecognized tax benefits of $1,404 at September 30, 2011, $642 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $762 represents net operating losses which have not been recorded in accordance with the rules surrounding uncertain tax positions.

The Company expects that it is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months in the approximate range of $100 to $300, primarily due to the expected expiration of certain statutes of limitations.

The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $438 and $95 at September 30, 2010 and 2011, respectively, and reductions in accrued interest and penalties of $766 and $343 were recognized during the years ended September 30, 2010 and 2011, respectively.

The Company is no longer subject to Federal or state income tax examinations for years prior to the Company’s fiscal year ended September 30, 2008, although certain of the Company’s net operating loss carryforwards generated prior to September 30, 2008 remain subject to examination.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

Following is a summary of operating results of WCIV and Politico for all periods presented:

	Years ended September 30,
	2009	2010
Operating revenues, net	$23,898	$5,198
Total expenses	23,543	2,529

Income before taxes	355	2,669
Provision for income taxes	156	1,028

Net income from discontinued operations	$199	$1,641

NOTE 8—TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder’s investment and described as “distributions” in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $472,408, $474,338, and $483,381 during Fiscal 2009, 2010 and 2011, respectively.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The components of distributions to owners and the related activity during Fiscal 2009, 2010 and 2011 consist of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2008	$471,693	$—	$471,693
Cash advances to Perpetual	9,050		9,050
Repayment of cash advances from Perpetual	(1,925)		(1,925)
Charge for federal and state income taxes		(4,887)	(4,887)
Payment of income taxes		2,842	2,842

Balance as of September 30, 2009	478,818	(2,045)	476,773
Cash advances to Perpetual	5,905		5,905
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(9,272)	(9,272)
Payment of income taxes		11,317	11,317

Balance as of September 30, 2010	484,723	—	484,723
Cash advances to Perpetual	8,310		8,310
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(6,411)	(6,411)
Payment of income taxes		6,411	6,411

Balance as of September 30, 2011	$493,033	$—	$493,033

Subsequent to September 30, 2011 and through December 15, 2011 the Company made net distributions to owners of $2,000.

Other Transactions with Related Parties

During the years ended September 30, 2009 and 2010, the Company earned interest income from Perpetual of $112 and $215, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual. No advances of tax payments were made during the year ended September 30, 2011.

Management fees of $750, $600 and $600 were paid to Perpetual by the Company for the years ended September 30, 2009, 2010 and 2011, respectively.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company’s stations with certain website design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $475, $330 and $360 to Irides during the years ended September 30, 2009, 2010 and 2011, respectively. These fees are included in television operating expenses in the consolidated statements of operations. The Company also provides certain office space to Irides. Charges for this space totaled $149, $154 and $159 for the years ended September 30, 2009, 2010 and 2011, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.

Subsequent to the distribution of the equity interests of Politico to Perpetual on November 13, 2009 (see Note 7), Politico has provided the Company with certain website development services. The Company was charged $739 for such services during the period from November 14, 2009 through September 30, 2010. Of this amount, $495 has been capitalized and $244 is included in television operating expenses in the consolidated statements of operations. The Company was charged $520 for such services during the year ended September 30, 2011. Of this amount, $41 has been capitalized and $479 is included in television operating expenses in the consolidated statements of operations. The Company also provides certain office space and facilities-related services to Politico. Such charges totaled $667 and $1,054 for the period from November 14, 2009 through September 30, 2010 and during the year ended September 30, 2011, respectively, and are included as an offset to television operating expenses in the consolidated statements of operations.

NOTE 9—RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. Effective February 1, 2009, the Company suspended its matching contributions. Effective July 1, 2010, the Company reinstated matching contributions in an amount equal to 25% of the contribution of the employee not to exceed 6% of the compensation of the employee. Effective June 1, 2011, the Company reinstated its full matching contributions of 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $356, $35 and $628 for the years ended September 30, 2009, 2010 and 2011, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union employees. The amounts contributed to such plans totaled approximately $614, $603 and $603 for the years ended September 30, 2009, 2010 and 2011, respectively.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE 10—COLLAPSE OF BROADCAST TOWER

On January 11, 2008, the Company’s broadcast tower in Little Rock, Arkansas collapsed and fell, causing an interruption in the distribution of the over-the-air broadcast signals for the Company’s station in the Little Rock market. The tower, the broadcast equipment installed on the tower and certain equipment located near the tower were destroyed. The Company completed construction of the permanent replacement of its tower and installation of related equipment and began broadcasting a full power digital signal from the replacement tower on February 20, 2009. During July 2009, the related insurance claim negotiation was finalized. As a result, the Company recorded a gain on the replacement cost property portion of the claim of $6,015, reflecting the excess of replacement cost insurance proceeds over the carrying value of the destroyed assets. This gain is reflected in other nonoperating income in the accompanying consolidated statement of operations and retained earnings. In addition, a gain on the business interruption portion of the claim of $2,811, reflecting the lost revenue associated with the tower collapse, was also recorded during the quarter ended September 30, 2009. This gain is reflected in net operating revenues in the accompanying consolidated statement of operations and retained earnings. Proceeds received from the insurance company during the years ended September 30, 2008 and 2009 were reflected within investing activities in the consolidated statement of cash flows to the extent of claim-related capital expenditures during that period. Proceeds in excess of claim-related capital expenditures were reflected within operating activities.

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating leases expiring in various years through 2023. Certain leases contain provisions for renewal and extension.

Future minimum lease payments under operating leases, which have remaining noncancellable lease terms in excess of one year as of September 30, 2011, are as follows:

Year ending September 30,
2012	$5,501
2013	5,612
2014	5,739
2015	5,816
2016	5,879
2017 and thereafter	7,349

$35,896

Rental expense under operating leases aggregated approximately $4,600, $4,200 and $4,200 for the years ended September 30, 2009, 2010 and 2011, respectively.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2011. Under these agreements, the Company must make specific minimum payments approximating the following:

Year ending September 30,
2012	$1,115
2013	7,378
2014	5,777
2015	848
2016 2017 and thereafter	286 1,016

$16,420

The Company has entered into various employment contracts. Future guaranteed payments under such contracts as of September 30, 2011 approximate the following:

Year ending September 30,
2012	$9,246
2013	3,757
2014	1,960
2015	1,605
2016 2017 and thereafter	1,397 46

$18,011

The Company has entered into various deferred compensation agreements with certain employees. Under these agreements, the Company is required to make payments aggregating $484 during the years 2012 through 2013. At September 30, 2010 and 2011, the Company has recorded a deferred compensation liability of approximately $592 and $470, respectively, which is included as a component of accrued employee benefit expenses in the accompanying consolidated balance sheets.

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

SCHEDULE II

ALLBRITTON COMMUNICATIONS COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Classification	Balance at beginning of year	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of year
Year ended September 30, 2009:
Allowance for doubtful accounts	$1,563	$1,041		(23	) <1>	$(1,012	) <2>	$1,569

Valuation allowance for deferred income tax assets	$2,770	$371	<3>	(161	) <1>	$(8	) <4>	$2,972

Year ended September 30, 2010:
Allowance for doubtful accounts	$1,569	$599		(144	) <5>	$(415	) <2>	$1,609

Valuation allowance for deferred income tax assets	$2,972	$262	<3>	$—		$(2,992	) <4>	$242

Year ended September 30, 2011:
Allowance for doubtful accounts	$1,609	$612		$—		$(670	) <2>	$1,551

Valuation allowance for deferred income tax assets	$242	$—		$—		$(11	) <4>	$231

<1>	Represents the distribution of the equity interests of WCIV effective August 1, 2009.
<2>	Write-off of uncollectible accounts, net of recoveries and collection fees.
<3>	Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<4>	Represents reduction of valuation allowance relating to certain net operating loss carryforwards.
<5>	Represents the distribution of the equity interests of Politico on November 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY

By:	/S/ ROBERT L. ALLBRITTON
Robert L. Allbritton Chairman and Chief Executive Officer

Date: December 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BARBARA B. ALLBRITTON Barbara B. Allbritton	Executive Vice President and Director	December 15, 2011

/s/ ROBERT L. ALLBRITTON Robert L. Allbritton	Chairman, Chief Executive Officer and Director (principal executive officer)	December 15, 2011

/s/ FREDERICK J. RYAN, JR. Frederick J. Ryan, Jr.	Vice Chairman, President, Chief Operating Officer and Director	December 15, 2011

/s/ STEPHEN P. GIBSON Stephen P. Gibson	Senior Vice President and Chief Financial Officer (principal financial officer)	December 15, 2011

/s/ ELIZABETH A. HALEY Elizabeth A. Haley	Vice President and Controller (principal accounting officer)	December 15, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

A-1

Exhibit No.	Description of Exhibit	Page No.

4.7	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

A-2

Exhibit No.	Description of Exhibit	Page No.

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

21.	Subsidiaries of Registrant.

24.	Powers of Attorney.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment

A-3