Form 10-Q
period 2011-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2012-02-10
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

Number of shares of Common Stock outstanding as of February 10, 2012: 20,000 shares.

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

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. ALSO REFER TO THE RISKS DISCUSSED UNDER THE HEADING “RISK FACTORS” AND OTHER CAUTIONARY LANGUAGE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2010	2011
Operating revenues, net	$57,744	$52,615

Television operating expenses, excluding depreciation and amortization	29,439	28,026
Depreciation and amortization	2,147	2,954
Corporate expenses	1,764	1,653

	33,350	32,633

Operating income	24,394	19,982

Nonoperating income (expense)
Interest expense	(9,320)	(9,235)
Other, net	(411)	(399)

	(9,731)	(9,634)

Income before income taxes	14,663	10,348

Provision for income taxes	5,622	3,855

Net income	9,041	6,493

Retained earnings, beginning of period	46,375	63,834

Retained earnings, end of period	$55,416	$70,327

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

	September 30, 2011	December 31, 2011 (unaudited)
Assets

Current assets
Cash and cash equivalents	$2,402	$1,598
Accounts receivable, less allowance for doubtful accounts of $1,551 and $1,660	36,845	42,184
Program rights	6,215	4,633
Deferred income taxes	1,415	1,415
Other	2,429	2,591

Total current assets	49,306	52,421

Property, plant and equipment, net	38,234	35,648
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,866	13,921
Program rights	242	182
Deferred financing costs and other	9,195	8,817

	$122,433	$122,579

Liabilities and Stockholder’s Investment

Current liabilities
Accounts payable	$2,525	$2,313
Accrued interest payable	13,854	4,742
Program rights payable	8,484	6,057
Accrued employee benefit expenses	4,757	3,608
Other accrued expenses	3,492	3,917

Total current liabilities	33,112	20,637

Long-term debt	460,000	465,000
Program rights payable	464	333
Accrued employee benefit expenses	353	357
Deferred income taxes	1,348	1,250
Deferred rent and other	6,723	6,429

Total liabilities	502,000	494,006

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	63,834	70,327
Distributions to owners, net (Note 4)	(493,033)	(491,386)

Total stockholder’s investment	(379,567)	(371,427)

	$122,433	$122,579

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2010	2011
Cash flows from operating activities:
Net income	$9,041	$6,493

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,147	2,265
Other noncash charges	372	372
Provision for doubtful accounts	164	134
Loss on disposal of assets	13	689
Change in taxes due under tax sharing agreement	3,437	3,647
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(2,383)	(5,473)
Program rights	2,818	1,642
Other current assets	(433)	(162)
Deferred income taxes	1,964	—
Other noncurrent assets	(48)	(49)
Increase (decrease) in liabilities:
Accounts payable	266	(212)
Accrued interest payable	(10,619)	(9,112)
Program rights payable	(2,784)	(2,558)
Accrued employee benefit expenses	(1,432)	(1,145)
Other accrued expenses	(1,085)	425
Deferred income taxes	—	(98)
Deferred rent and other liabilities	44	(294)

	(7,559)	(9,929)

Net cash provided by (used in) operating activities	1,482	(3,436)

Cash flows from investing activities:
Capital expenditures	(2,700)	(687)
Proceeds from disposal of assets	—	319

Net cash used in investing activities	(2,700)	(368)

Cash flows from financing activities:
Borrowings under line of credit	25,500	26,000
Repayments under line of credit	(22,500)	(21,000)
Distributions to owners	(2,500)	(2,000)

Net cash provided by financing activities	500	3,000

Net decrease in cash and cash equivalents	(718)	(804)
Cash and cash equivalents, beginning of period	2,879	2,402

Cash and cash equivalents, end of period	$2,161	$1,598

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2012. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $428,000 and $457,000 at September 30, 2011 and December 31, 2011, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s senior credit facility approximated fair value at September 30, 2011 and December 31, 2011. This estimate was determined using a discounted cash flow analysis, which is considered to be a Level 3 input.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2011 and December 31, 2011 was $11,590. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2011 or December 31, 2011 as these intangible assets are fully amortized.

NOTE 4 – For the three months ended December 31, 2010 and 2011, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2010	$484,723	$—	$484,723

Cash advances to Perpetual	2,500		2,500
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(3,437)	(3,437)
Payment of income taxes		—	—

Balance as of December 31, 2010	$487,223	$(3,437)	$483,786

Balance as of September 30, 2011	$493,033	$—	$493,033

Cash advances to Perpetual	2,000		2,000
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(3,647)	(3,647)
Payment of income taxes		—	—

Balance as of December 31, 2011	$495,033	$(3,647)	$491,386

The average amount of non-interest bearing advances outstanding was $479,804 and $488,750 during the three months ended December 31, 2010 and 2011, respectively.

NOTE 5 – In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes certain fair value measurement principles and enhances the related disclosure requirements. This guidance will be effective beginning with the Company’s fiscal quarter ending March 31, 2012. The adoption is not expected to have a significant effect on the Company’s financial position or results of operations.

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

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 2010 and 2011 and the percentage change between the periods:

	Three Months Ended December 31,		Percent Change
	2010	2011
Operating revenues, net	$57,744	$52,615	(8.9)%
Total operating expenses	33,350	32,633	(2.1)%

Operating income	24,394	19,982	(18.1)%
Nonoperating expenses, net	9,731	9,634	(1.0)%
Income tax provision	5,622	3,855	(31.4)%

Net income	$9,041	$6,493	(28.2)%

Net Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us for the three months ended December 31, 2010 and 2011, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended December 31,
	2010		2011
	Dollars	Percent	Dollars	Percent
Local and national (1)	$42,685	72.3%	$43,328	80.8%
Political (2)	7,642	12.9%	796	1.5%
Subscriber fees (3)	4,961	8.4%	5,833	10.9%
Internet (4)	978	1.7%	1,254	2.3%
Network compensation (5)	585	1.0%	356	0.7%
Trade and barter (6)	1,328	2.3%	1,119	2.1%
Other revenue	837	1.4%	922	1.7%

Operating revenues	59,016	100.0%	53,608	100.0%

Fees (7)	(1,272)		(993)

Operating revenues, net	$57,744		$52,615

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended December 31, 2011 totaled $52,615, a decrease of $5,129, or 8.9%, when compared to net operating revenues of $57,744 for the three months ended December 31, 2010. This decrease primarily reflects decreased demand for political advertising partially offset by increased subscriber fees and increased local and national advertising revenues.

Local and national advertising revenues increased $643, or 1.5%, during the three months ended December 31, 2011 versus the comparable period in the prior year. This increase primarily reflects the prior year displacement of local and national advertisers during the peak political advertising period leading up to the November 2010 interim election. Additionally, the automotive category increased 17% during the three months ended December 31, 2011 as compared to the same period in the prior fiscal year, but this was substantially offset by continued decreases in issue-oriented advertising surrounding the legislative process and from larger, more nationally-focused advertisers.

Political advertising revenues decreased by $6,846 to $796 for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Substantially all of the political advertising revenue in Fiscal 2011 occurred during the first quarter of the year and consisted of spending related to the November 2010 interim elections. There was no comparable activity in the first quarter of Fiscal 2012 with the exception of limited local elections.

Subscriber fees increased $872, or 17.6%, during the three months ended December 31, 2011 as compared to the same period of the prior fiscal year. This increase was due to increases in per subscriber rates in accordance with the underlying agreements. A significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and have been renewed at increased per subscriber rates.

No individual advertiser accounted for more than 5% of our operating revenues during the three months ended December 31, 2010 or 2011.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2011 totaled $32,633, a decrease of $717, or 2.1%, compared to total operating expenses of $33,350 for the three-month period ended December 31, 2010. This decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $1,413, an increase in depreciation and amortization of $807 and a decrease in corporate expenses of $111.

Television operating expenses, excluding depreciation and amortization, decreased $1,413, or 4.8% to $28,026, for the three months ended December 31, 2011 as compared to the same period in Fiscal 2011. This decrease was due primarily to decreased programming costs related to the end of The Oprah Winfrey Show in September of 2011 and the significantly lower cost of replacement programming. Quarterly television operating expenses, excluding depreciation and amortization, are expected to remain in the same approximate range for the remainder of the fiscal year.

Operating Income

For the three months ended December 31, 2011, operating income of $19,982 decreased $4,412, or 18.1%, when compared to operating income of $24,394 for the three months ended December 31, 2010. For the three months ended December 31, 2011, the operating margin decreased to 38.0% from 42.2% for the comparable period in Fiscal 2011. The decreases in operating income and margin during the three months ended December 31, 2011 were primarily the result of decreased net operating revenue partially offset by decreased operating expenses as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,235 for the three months ended December 31, 2011 decreased $85, or 0.9%, as compared to $9,320 for the three months ended December 31, 2010. The average balance of debt outstanding for the three months ended December 31, 2010 and 2011 was $470,614 and $463,872, respectively, and the weighted average interest rate on debt was 7.9% for each of the three-month periods ended December 31, 2010 and 2011.

Income Taxes

The provision for income taxes for the three months ended December 31, 2011 totaled $3,855, a decrease of $1,767, or 31.4%, as compared to the provision for income taxes of $5,622 for the three months ended December 31, 2010. The decrease in the provision for income taxes during the three months ended December 31, 2011 was primarily due to the $4,315, or 29.4%, decrease in income before income taxes.

Net Income

For the three months ended December 31, 2011, the Company recorded net income of $6,493 as compared to $9,041 for the three months ended December 31, 2010. The decrease of $2,548, or 28.2%, during the three months ended December 31, 2011 was primarily due to decreased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2011 to December 31, 2011 consisted primarily of an increase in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on November 15, 2011. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of December 31, 2011, our cash and cash equivalents aggregated $1,598, and we had an excess of current assets over current liabilities of $31,784.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $1,482 and $(3,436) for the three months ended December 31, 2010 and 2011, respectively. The $4,918 decrease in cash flows from operating activities was primarily the result of lower net income, a larger increase in accounts receivable as well as various differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. We made cash advances to Perpetual of $2,500 and $2,000 during the three months ended December 31, 2010 and 2011, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

No tax payments were made to Perpetual under the tax sharing agreement between us during the quarters ended December 31, 2010 and 2011. We were charged by Perpetual for federal and state income taxes totaling $3,437 and $3,647 during the three months ended December 31, 2010 and 2011, respectively.

Stockholder’s deficit amounted to $371,427 at December 31, 2011, a decrease of $8,140, or 2.1%, from the September 30, 2011 deficit of $379,567. The decrease was due to net income for the period of $6,493 as well as a net decrease in distributions to owners of $1,647 which was the result of tax charges under the tax sharing agreement, partially offset by cash advances.

Indebtedness. Our total debt increased from $460,000 at September 30, 2011 to $465,000 at December 31, 2011. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $10,000 outstanding under our senior credit facility. The increase of $5,000 in total debt from September 30, 2011 to December 31, 2011 was due to net draws under the senior credit facility of $5,000.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 29, 2013. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional debt or obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of December 31, 2011, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $10,000 was outstanding at December 31, 2011, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. As of December 31, 2011, our borrowing capacity under the senior credit facility was limited by the total leverage ratio covenant to $28,381. The calculation and the requirements for this ratio as of September 30, 2011 and December 31, 2011 are provided below.

	As of September 30, 2011	As of December 31, 2011
Total Leverage Ratio
Calculation:
Total debt	$460,000	$465,000
Consolidated EBITDA, as defined below	$75,248	$71,612
Total debt divided by Consolidated EBITDA	6.11	6.49

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2011	Calculation for the twelve months ended December 31, 2011
Net income	$17,459	$14,911
Provision for income taxes	8,759	6,992
Interest expense	37,201	37,116
Loss on disposal of assets	231	907
Depreciation and amortization	9,500	9,618
Provision for doubtful accounts	612	582
Other noncash charges	1,486	1,486

Consolidated EBITDA	$75,248	$71,612

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

We believe that based on anticipated results for Fiscal 2012, we will be able to continue to comply with the financial covenants of our senior credit facility and that our borrowing capacity will be fully restored.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2012 will be in the approximate range of $4,000 to $5,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2011 totaled $687.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes certain fair value measurement principles and enhances the related disclosure requirements. This guidance will be effective beginning with the Company’s fiscal quarter ending March 31, 2012. The adoption is not expected to have a significant effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2011, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At December 31, 2011, the carrying value of such debt was $455,000, the fair value was approximately $457,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

February 10, 2012	/s/ Robert L. Allbritton
Date	Name: Robert L. Allbritton
Title: Chairman and Chief Executive Officer

February 10, 2012	/s/ Stephen P. Gibson
Date	Name: Stephen P. Gibson
Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.7	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment