Form 10-Q
period 2012-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2012-05-10
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of Common Stock outstanding as of May 10, 2012: 20,000 shares.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2012	2011	2012

Operating revenues, net	$44,701	$47,470	$102,445	$100,085

Television operating expenses, excluding depreciation and amortization	28,477	28,007	57,916	56,033
Depreciation and amortization	2,239	2,269	4,386	5,223
Corporate expenses	1,739	1,632	3,503	3,285

	32,455	31,908	65,805	64,541

Operating income	12,246	15,562	36,640	35,544

Nonoperating income (expense)
Interest income related party	—	8	—	8
Interest expense	(9,297)	(9,269)	(18,617)	(18,504)
Other, net	(489)	(400)	(900)	(799)

	(9,786)	(9,661)	(19,517)	(19,295)

Income before income taxes	2,460	5,901	17,123	16,249

Provision for income taxes	959	2,211	6,581	6,066

Net income	1,501	3,690	10,542	10,183

Retained earnings, beginning of period	55,416	70,327	46,375	63,834

Retained earnings, end of period	$56,917	$74,017	$56,917	$74,017

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

		March 31,
	September 30,	2012
	2011	(unaudited)
Assets

Current assets
Cash and cash equivalents	$2,402	$2,115
Accounts receivable, less allowance for doubtful accounts of $1,551 and $1,408	36,845	36,975
Program rights	6,215	3,069
Deferred income taxes	1,415	1,415
Other	2,429	3,042

Total current assets	49,306	46,616

Property, plant and equipment, net	38,234	34,208
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,866	13,972
Program rights	242	123
Deferred financing costs and other	9,195	8,446

	$122,433	$114,955

Liabilities and Stockholder’s Investment

Current liabilities
Accounts payable	$2,525	$1,729
Accrued interest payable	13,854	13,843
Program rights payable	8,484	4,536
Accrued employee benefit expenses	4,757	3,822
Other accrued expenses	3,492	3,333

Total current liabilities	33,112	27,263

Long-term debt	460,000	455,000
Program rights payable	464	208
Accrued employee benefit expenses	353	365
Deferred income taxes	1,348	1,227
Deferred rent and other	6,723	7,722

Total liabilities	502,000	491,785

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	63,834	74,017
Distributions to owners, net (Note 4)	(493,033)	(500,479)

Total stockholder’s investment	(379,567)	(376,830)

	$122,433	$114,955

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	March 31,
	2011	2012
Cash flows from operating activities:
Net income	$10,542	$10,183

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,386	4,536
Other noncash charges	743	743
Provision for doubtful accounts	332	256
Loss on disposal of assets	104	687
Change in taxes due under tax sharing agreement	556	54
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	500	(386)
Program rights	5,495	3,265
Other current assets	(791)	(613)
Deferred income taxes	2,328	—
Other noncurrent assets	(126)	(100)
Increase (decrease) in liabilities:
Accounts payable	(251)	(796)
Accrued interest payable	(1,544)	(11)
Program rights payable	(5,569)	(4,204)
Accrued employee benefit expenses	(743)	(923)
Other accrued expenses	(1,962)	(159)
Deferred income taxes	—	(121)
Deferred rent and other liabilities	1,399	999

	4,857	3,227

Net cash provided by operating activities	15,399	13,410

Cash flows from investing activities:
Capital expenditures	(5,506)	(1,524)
Proceeds from disposal of assets	46	327

Net cash used in investing activities	(5,460)	(1,197)

Cash flows from financing activities:
Borrowings under line of credit	29,500	32,500
Repayments under line of credit	(35,000)	(37,500)
Distributions to owners	(5,000)	(7,500)

Net cash used in financing activities	(10,500)	(12,500)

Net decrease in cash and cash equivalents	(561)	(287)
Cash and cash equivalents, beginning of period	2,879	2,402

Cash and cash equivalents, end of period	$2,318	$2,115

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2012. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $428,000 and $486,000 at September 30, 2011 and March 31, 2012, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s senior credit facility approximated fair value at September 30, 2011. This estimate was determined using a discounted cash flow analysis, which is considered to be a Level 3 input. The Company’s senior credit facility had no outstanding balance at March 31, 2012.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2011 and March 31, 2012 was $11,590. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2011 or March 31, 2012 as these intangible assets are fully amortized.

NOTE 4 – For the six months ended March 31, 2011 and 2012, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners

Balance as of September 30, 2010	$484,723	$—	$484,723

Cash advances to Perpetual	5,000		5,000
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(3,993)	(3,993)
Payment of income taxes		3,437	3,437

Balance as of March 31, 2011	$489,723	$(556)	$489,167

Balance as of September 30, 2011	$493,033	$—	$493,033

Cash advances to Perpetual	7,500		7,500
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(5,698)	(5,698)
Payment of income taxes		5,644	5,644

Balance as of March 31, 2012	$500,533	$(54)	$500,479

The average amount of non-interest bearing advances outstanding was $481,014 and $490,732 during the six months ended March 31, 2011 and 2012, respectively.

NOTE 5 – Effective April 30, 2012, the maturity date of the Company’s senior credit facility was extended from April 29, 2013 to April 30, 2015 with no change in terms.

NOTE 6 – In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes certain fair value measurement principles and enhances the related disclosure requirements. The Company adopted the guidance as of January 1, 2012. The adoption had no effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Overview

As used herein, the terms the “Company,” “our,” “us,” or “we” refer to Allbritton Communications Company and its subsidiaries and “ACC” refers solely to Allbritton Communications Company.

We own ABC network-affiliated television stations serving six geographic markets: WJLA-TV in Washington, D.C.; WCFT-TV in Tuscaloosa, Alabama, WJSU-TV in Anniston, Alabama and WBMA-LD, a low power television station licensed to Birmingham, Alabama (we operate WCFT-TV and WJSU-TV in tandem with WBMA-LD serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM-TV in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET-TV in Lynchburg, Virginia. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

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

Results of Operations

Set forth below are selected consolidated financial data for the three and six months ended March 31, 2011 and 2012 and the percentage change between the periods:

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2011	2012		2011	2012
Operating revenues, net	$44,701	$47,470	6.2%	$102,445	$100,085	-2.3%
Total operating expenses	32,455	31,908	-1.7%	65,805	64,541	-1.9%

Operating income	12,246	15,562	27.1%	36,640	35,544	-3.0%
Nonoperating expenses, net	9,786	9,661	-1.3%	19,517	19,295	-1.1%
Income tax provision	959	2,211	130.6%	6,581	6,066	-7.8%

Net income	$1,501	$3,690	145.8%	$10,542	$10,183	-3.4%

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and six-month periods ended March 31, 2011 and 2012, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended March 31,				Six Months Ended March 31,
	2011		2012		2011		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$36,927	81.1%	$35,861	74.4%	$79,612	76.1%	$79,189	77.8%
Political (2)	—	0.0%	603	1.3%	7,642	7.3%	1,399	1.4%
Subscriber fees (3)	5,239	11.5%	8,540	17.7%	10,200	9.8%	14,373	14.1%
Internet (4)	904	2.0%	1,140	2.4%	1,882	1.8%	2,394	2.4%
Network compensation (5)	379	0.8%	239	0.5%	964	0.9%	595	0.6%
Trade and barter (6)	1,268	2.8%	1,124	2.3%	2,596	2.5%	2,243	2.2%
Other revenue	811	1.8%	707	1.4%	1,648	1.6%	1,629	1.5%

Operating revenues	45,528	100.0%	48,214	100.0%	104,544	100.0%	101,822	100.0%

Fees (7)	(827)		(744)		(2,099)		(1,737)

Operating revenues, net	$44,701		$47,470		$102,445		$100,085

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended March 31, 2012 totaled $47,470, an increase of $2,769, or 6.2%, when compared to net operating revenues of $44,701 for the three months ended March 31, 2011. This increase primarily reflects increased subscriber fees and political advertising revenues partially offset by decreased local and national advertising revenues. Net operating revenues decreased $2,360, or 2.3%, to $100,085 for the six months ended March 31, 2012 as compared to $102,445 for the same period in the prior year. This decrease primarily reflects decreased political advertising revenues partially offset by increased subscriber fees.

Local and national advertising revenues decreased $1,066, or 2.9% and $423, or 0.5%, during the three and six months ended March 31, 2012, respectively, versus the comparable periods in the prior year. These decreases were primarily due to softening demand from larger, more nationally-focused advertisers. Notwithstanding these overall decreases, automotive related advertising increased 7% and 12% during the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year.

Political advertising revenues were $603 for the three months ended March 31, 2012 with no comparable activity for the three months ended March 31, 2011. Political advertising revenues decreased by $6,243 to $1,399 for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. Substantially all of the political advertising revenue in Fiscal 2011 occurred during the first quarter of the year and consisted of spending related to the November 2010 interim elections. There was no comparable activity in the first quarter of Fiscal 2012 with the exception of limited local elections. In the second quarter of Fiscal 2012, political advertising revenues consisted of spending related to presidential primary, congressional primary and local election activity.

Subscriber fees increased $3,301, or 63.0%, and $4,173, or 40.9%, during the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year. These increases were primarily due to the fact that a significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and were renewed at increased per subscriber rates. In addition, these increases were also due to increases in per subscriber rates in accordance with existing underlying agreements.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2012 totaled $31,908, a decrease of $547, or 1.7%, compared to total operating expenses of $32,455 for the three-month period ended March 31, 2011. This decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $470, an increase in depreciation and amortization of $30 and a decrease in corporate expenses of $107.

Total operating expenses for the six months ended March 31, 2012 totaled $64,541, a decrease of $1,264, or 1.9%, compared to total operating expenses of $65,805 for the six-month period ended March 31, 2011. This decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $1,883, an increase in depreciation and amortization of $837 and a decrease in corporate expenses of $218.

Television operating expenses, excluding depreciation and amortization, decreased $470, or 1.7%, and $1,883, or 3.3%, for the three and six months ended March 31, 2012, respectively, as compared to the same periods in Fiscal 2011. These decreases were due primarily to decreased programming costs related to the end of The Oprah Winfrey Show in September of 2011 and the significantly lower cost of replacement programming. Television operating expenses, excluding depreciation and amortization, were $28,026 and $28,007 for the three months ended December 31, 2011 and March 31, 2012, respectively. These costs are expected to remain in the same approximate range for the remaining two quarters of the fiscal year.

Operating Income

For the three months ended March 31, 2012, operating income of $15,562 represented an increase of $3,316, or 27.1%, when compared to operating income of $12,246 for the three months ended March 31, 2011. For the three months ended March 31, 2012, the operating margin increased to 32.8% from 27.4% for the comparable period in Fiscal 2011. The increases in operating income and margin during the three months ended March 31, 2011 were primarily the result of increased net revenues and decreased total operating expenses, as discussed above.

Operating income of $35,544 for the six months ended March 31, 2012 decreased $1,096, or 3.0%, when compared to operating income of $36,640 for the same period in the prior fiscal year. For the six months ended March 31, 2012, the operating margin decreased to 35.5% from 35.8% for the comparable period in the prior fiscal year. The decreases in operating income and margin were primarily the result of decreased net revenues partially offset by decreased total operating expenses, as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,269 for the three months ended March 31, 2012 decreased $28, or 0.3%, as compared to $9,297 for the three-month period ended March 31, 2011. The average balance of debt outstanding for the three months ended March 31, 2011 and 2012 was $470,833 and $461,110, respectively, and the weighted average interest rate on debt was 7.9% and 8.0% for the three-month periods ended March 31, 2011 and 2012, respectively.

Interest expense of $18,504 for the six months ended March 31, 2012 decreased $113, or 0.6%, as compared to $18,617 for the comparable period of Fiscal 2011. The average balance of debt outstanding for the six months ended March 31, 2011 and 2012 was $470,723 and $462,499, respectively, and the weighted average interest rate on debt was 7.9% for each of the six-month periods ended March 31, 2011 and 2012.

Income Taxes

The provision for income taxes for the three months ended March 31, 2012 totaled $2,211, an increase of $1,252, or 130.6%, as compared to the provision for income taxes of $959 for the three months ended March 31, 2011. This increase was primarily due to the $3,441, or 139.9%, increase in income before income taxes.

The provision for income taxes for the six months ended March 31, 2012 totaled $6,066, a decrease of $515, or 7.8%, as compared to the provision for income taxes of $6,581 for the six months ended March 31, 2011. This decrease was primarily due to the $874, or 5.1%, decrease in income before income taxes.

Net Income

For the three months ended March 31, 2012, the Company recorded net income of $3,690 as compared to net income of $1,501 for the three months ended March 31, 2011. The increase of $2,189, or 145.8%, during the three months ended March 31, 2012 was primarily due to increased operating income as discussed above.

For the six months ended March 31, 2012, the Company recorded net income of $10,183 as compared to net income of $10,542 for the six months ended March 31, 2011. This decrease in net income of $359, or 3.4%, during the six months ended March 31, 2012 was primarily due to decreased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2011 to March 31, 2012 consisted primarily of decreases in program rights and program rights payable. The decreases in program rights and program rights payable reflect the annual cycle of the underlying program contracts which generally begins in September of each year. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of March 31, 2012, our cash and cash equivalents aggregated $2,115, and we had an excess of current assets over current liabilities of $19,353.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $15,399 and $13,410 for the six months ended March 31, 2011 and 2012, respectively. The $1,989 decrease in cash flows from operating activities was the result of various differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the six months ended March 31, 2011 and 2012, we made cash advances to Perpetual of $5,000 and $7,500, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

During the six months ended March 31, 2011 and 2012, we made tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $3,437 and $5,644, respectively. We were charged by Perpetual for federal and state income taxes totaling $3,993 and $5,698 during the six months ended March 31, 2011 and 2012, respectively.

Stockholder’s deficit amounted to $376,830 at March 31, 2012, a decrease of $2,737, or 0.7%, from the September 30, 2011 deficit of $379,567. The decrease was due to net income for the period of $10,183 offset by a net increase in distributions to owners of $7,446 which was the result of cash advances and tax payments, partially offset by tax charges.

Indebtedness. Our total debt decreased from $460,000 at September 30, 2011 to $455,000 at March 31, 2012. This debt consisted of $455,000 of 8% senior notes due May 15, 2018. The decrease of $5,000 in total debt from September 30, 2011 to March 31, 2012 was due to net repayments under the senior credit facility, which had no outstanding balance at March 31, 2012.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests. Effective April 30, 2012, the maturity date of our senior credit facility was extended from April 29, 2013 to April 30, 2015 with no change in terms.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional debt or obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of March 31, 2012, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which no balance was outstanding at March 31, 2012, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. As of March 31, 2012, our borrowing capacity under the senior credit facility was limited by the total leverage ratio covenant to $50,697. The calculation and the requirements for this ratio as of September 30, 2011 and March 31, 2012 are provided below.

	As of September 30, 2011	As of March 31, 2012
Total Leverage Ratio
Calculation:
Total debt	$460,000	$455,000
Consolidated EBITDA, as defined below	$75,248	$74,918
Total debt divided by Consolidated EBITDA	6.11	6.07

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2011	Calculation for the twelve months ended March 31, 2012
Net income	$17,459	$17,100
Provision for income taxes	8,759	8,244
Interest expense	37,201	37,088
Loss on disposal of assets	231	814
Depreciation and amortization	9,500	9,650
Provision for doubtful accounts	612	536
Other noncash charges	1,486	1,486

Consolidated EBITDA	$75,248	$74,918

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2012 will be in the approximate range of $4,000 to $5,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2012 totaled $1,524.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes certain fair value measurement principles and enhances the related disclosure requirements. The Company adopted the guidance as of January 1, 2012. The adoption had no effect on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At March 31, 2012, the carrying value of such debt was $455,000, the fair value was approximately $486,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4.	Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY
(Registrant)

May 10, 2012	/s/ Robert L. Allbritton
Date	Name: Robert L. Allbritton
Title: Chairman and Chief Executive Officer

May 10, 2012	/s/ Stephen P. Gibson
Date	Name: Stephen P. Gibson
Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

Exhibit No.	Description of Exhibit	Page No.

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment