Form 10-Q
period 2012-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2012-08-09
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of Common Stock outstanding as of August 9, 2012: 20,000 shares.

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

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012

Operating revenues, net	$49,273	$55,998	$151,718	$156,083

Television operating expenses, excluding depreciation and amortization	29,112	28,629	87,028	84,662
Depreciation and amortization	2,329	2,089	6,715	7,312
Corporate expenses	1,763	1,665	5,266	4,950

	33,204	32,383	99,009	96,924

Operating income	16,069	23,615	52,709	59,159

Nonoperating income (expense)
Interest income—related party	—	160	—	168
Interest expense	(9,303)	(9,277)	(27,920)	(27,781)
Other, net	(530)	(377)	(1,430)	(1,176)

	(9,833)	(9,494)	(29,350)	(28,789)

Income before income taxes	6,236	14,121	23,359	30,370

Provision for income taxes	1,037	5,012	7,618	11,078

Net income	5,199	9,109	15,741	19,292

Retained earnings, beginning of period	56,917	74,017	46,375	63,834

Retained earnings, end of period	$62,116	$83,126	$62,116	$83,126

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

	September 30, 2011	June 30, 2012 (unaudited)
Assets
Current assets
Cash and cash equivalents	$2,402	$3,176
Accounts receivable, less allowance for doubtful accounts of $1,551 and $1,516	36,845	41,299
Program rights	6,215	1,486
Deferred income taxes	1,415	1,415
Other	2,429	3,095

Total current assets	49,306	50,471

Property, plant and equipment, net	38,234	32,885
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,866	14,017
Program rights	242	64
Deferred financing costs and other	9,195	8,116

	$122,433	$117,143

Liabilities and Stockholder’s Investment
Current liabilities
Accounts payable	$2,525	$3,438
Accrued interest payable	13,854	4,774
Program rights payable	8,484	2,973
Accrued employee benefit expenses	4,757	4,376
Other accrued expenses	3,492	3,737

Total current liabilities	33,112	19,298

Long-term debt	460,000	462,500
Program rights payable	464	97
Accrued employee benefit expenses	353	368
Deferred income taxes	1,348	1,194
Deferred rent and other	6,723	7,279

Total liabilities	502,000	490,736

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	63,834	83,126
Distributions to owners, net (Note 4)	(493,033)	(506,351)

Total stockholder’s investment	(379,567)	(373,593)

	$122,433	$117,143

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income	$15,741	$19,292

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,715	6,614
Other noncash charges	1,115	1,092
Provision for doubtful accounts	472	402
Loss on disposal of assets	236	698
Change in taxes due under tax sharing agreement	655	(3,818)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,410)	(4,856)
Program rights	8,416	4,907
Other current assets	(239)	(666)
Deferred income taxes	2,402	—
Other noncurrent assets	(157)	(145)
Increase (decrease) in liabilities:
Accounts payable	157	913
Accrued interest payable	(10,620)	(9,080)
Program rights payable	(8,433)	(5,878)
Accrued employee benefit expenses	(968)	(366)
Other accrued expenses	(1,829)	245
Deferred income taxes	1,420	(154)
Deferred rent and other liabilities	(618)	556

	(2,686)	(9,536)

Net cash provided by operating activities	13,055	9,756

Cash flows from investing activities:
Capital expenditures	(6,883)	(2,290)
Proceeds from disposal of assets	117	327

Net cash used in investing activities	(6,766)	(1,963)

Cash flows from financing activities:
Borrowings under line of credit	53,000	63,500
Repayments under line of credit	(53,000)	(61,000)
Deferred financing costs	—	(19)
Distributions to owners	(7,000)	(9,500)

Net cash used in financing activities	(7,000)	(7,019)

Net (decrease) increase in cash and cash equivalents	(711)	774
Cash and cash equivalents, beginning of period	2,879	2,402

Cash and cash equivalents, end of period	$2,168	$3,176

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2012. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $428,000 and $475,000 at September 30, 2011 and June 30, 2012, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s senior credit facility approximated fair value at September 30, 2011 and June 30, 2012. This estimate was determined using a discounted cash flow analysis, which is considered to be a Level 3 input.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, at September 30, 2011 and June 30, 2012 was $11,590. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2011 or June 30, 2012 as these intangible assets are fully amortized.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(unaudited)

NOTE 4 – For the nine months ended June 30, 2011 and 2012, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and Virginia State Income Tax Receivable (Payable)	Net Distributions to Owners

Balance as of September 30, 2010	$484,723	$—	$484,723

Cash advances to Perpetual	7,000		7,000
Repayment of cash advances to Perpetual	—		—
Charge for federal and state income taxes		(5,202)	(5,202)
Payment of income taxes		4,547	4,547

Balance as of June 30, 2011	$491,723	$(655)	$491,068

Balance as of September 30, 2011	$493,033	$—	$493,033

Cash advances to Perpetual	9,500		9,500
Repayment of cash advances to Perpetual	—		—
Charge for federal and state income taxes		(10,513)	(10,513)
Payment of income taxes		14,331	14,331

Balance as of June 30, 2012	$502,533	$3,818	$506,351

The average amount of non-interest bearing advances outstanding was $482,251 and $492,640 during the nine months ended June 30, 2011 and 2012, respectively.

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

In July 2012, the FASB issued new guidance regarding testing indefinite-lived intangible assets for impairment which is intended to reduce the cost and complexity of the annual indefinite-lived asset impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on the annual assessment of its broadcast licenses.

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

Results of Operations

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2011 and 2012 and the percentage change between the periods:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2011	2012		2011	2012

Operating revenues, net	$49,273	$55,998	13.6%	$151,718	$156,083	2.9%
Operating expenses	33,204	32,383	-2.5%	99,009	96,924	-2.1%

Operating income	16,069	23,615	47.0%	52,709	59,159	12.2%
Other nonoperating expenses, net	9,833	9,494	-3.4%	29,350	28,789	-1.9%
Income tax provision	1,037	5,012	383.3%	7,618	11,078	45.4%

Net income	$5,199	$9,109	75.2%	$15,741	$19,292	22.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(Dollars in thousands)

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for each of the three and nine months ended June 30, 2011 and 2012, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2011		2012		2011		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Local and national (1)	$40,635	81.1%	$42,959	75.4%	$120,247	77.7%	$122,148	76.9%
Political (2)	28	0.1%	1,392	2.4%	7,670	5.0%	2,791	1.8%
Subscriber fees (3)	5,961	11.9%	8,646	15.2%	16,161	10.4%	23,019	14.5%
Internet (4)	1,080	2.1%	1,306	2.3%	2,962	1.9%	3,700	2.3%
Network compensation (5)	364	0.7%	234	0.4%	1,328	0.9%	829	0.5%
Trade and barter (6)	1,308	2.6%	1,116	2.0%	3,904	2.5%	3,359	2.1%
Other revenue	752	1.5%	1,331	2.3%	2,400	1.6%	2,960	1.9%

Operating revenues	50,128	100.0%	56,984	100.0%	154,672	100.0%	158,806	100.0%

Fees (7)	(855)		(986)		(2,954)		(2,723)

Operating revenues, net	$49,273		$55,998		$151,718		$156,083

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as direct broadcast satellite providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended June 30, 2012 totaled $55,998, an increase of $6,725 or 13.6%, when compared to net operating revenues of $49,273 for the three months ended June 30, 2011. This increase primarily reflects an increase in local and national advertising revenues, political advertising revenues and subscriber fees in the current period as compared to the prior year period. Net operating revenues increased $4,365, or 2.9%, to $156,083 for the nine months ended June 30, 2012 as compared to $151,718 for the same period in the prior year. This increase primarily reflects an increase in local and national advertising revenues and subscriber fees, partially offset by a decrease in political advertising revenues.

Local and national advertising revenues increased $2,324, or 5.7%, and $1,901, or 1.6% during the three and nine months ended June 30, 2012 versus the comparable periods in Fiscal 2011. These increases were primarily due to strengthening advertising demand. Notably, automotive related advertising increased 31% and 18% during the three and nine months ended June 30, 2012, respectively, as compared to the prior periods. Such advertising had decreased 5% during the three months ended June 30, 2011 due to the effect of events in Japan on automotive inventory levels at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(Dollars in thousands)

Political advertising revenues were $1,392 for the three months ended June 30, 2012 as compared to $28 for the three months ended June 30, 2011. Political advertising revenues decreased by $4,879 to $2,791 for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. Substantially all of the political advertising revenue in Fiscal 2011 occurred during the first quarter of the year and consisted of spending related to the November 2010 interim elections. There was no comparable activity in the first quarter of Fiscal 2012 with the exception of limited local elections. In the second and third quarters of Fiscal 2012, political advertising revenues consisted of spending related to the presidential general election, as well as presidential primary, congressional primary and local election activity.

Subscriber fees increased $2,685, or 45.0%, and $6,858, or 42.4%, during the three and nine months ended June 30, 2012, respectively, as compared to the same periods of the prior fiscal year. These increases were primarily due to the fact that a significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and were renewed at increased per subscriber rates. In addition, these increases were also due to increases in per subscriber rates in accordance with existing underlying agreements.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2012 totaled $32,383, a decrease of $821, or 2.5%, compared to total operating expenses of $33,204 for the three-month period ended June 30, 2011. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $483, a decrease in depreciation and amortization of $240 and a decrease in corporate expenses of $98.

Total operating expenses for the nine months ended June 30, 2012 totaled $96,924, a decrease of $2,085, or 2.1%, compared to total operating expenses of $99,009 for the nine-month period ended June 30, 2011. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization, of $2,366, an increase in depreciation and amortization of $597 and a decrease in corporate expenses of $316.

Television operating expenses, excluding depreciation and amortization, decreased $483, or 1.7%, and $2,366, or 2.7%, for the three and nine months ended June 30, 2012, respectively, as compared to the same periods in Fiscal 2011. These decreases were due primarily to decreased programming costs related to the end of The Oprah Winfrey Show in September of 2011 and the significantly lower cost of replacement programming. Television operating expenses, excluding depreciation and amortization, were $28,026, $28,007 and $28,629 for the three months ended December 31, 2011, March 31, 2012 and June 30, 2012 respectively. These costs are expected to remain in the same approximate range for the remaining quarter of the fiscal year.

Operating Income

For the three months ended June 30, 2012, operating income of $23,615 increased $7,546, or 47.0%, when compared to operating income of $16,069 for the three months ended June 30, 2011. For the three months ended June 30, 2012, the operating margin increased to 42.2% from 32.6% for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(Dollars in thousands)

the comparable period in Fiscal 2011. The increases in operating income and margin during the three months ended June 30, 2012 were primarily the result of increased net operating revenues and decreased total operating expenses, as discussed above.

Operating income of $59,159 for the nine months ended June 30, 2012 increased $6,450, or 12.2%, when compared to operating income of $52,709 for the same period in the prior fiscal year. For the nine months ended June 30, 2012, the operating margin increased to 37.9% from 34.7% for the comparable period in the prior fiscal year. The increases in operating income and margin were primarily the result of increased net operating revenues and decreased total operating expenses, as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense of $9,277 for the three months ended June 30, 2012 decreased $26, or 0.3%, as compared to $9,303 for the three-month period ended June 30, 2011. The average balance of debt outstanding for the three months ended June 30, 2011 and 2012 was $469,162 and $465,110, respectively, and the weighted average interest rate on debt was 7.9% for both periods.

Interest expense of $27,781 for the nine months ended June 30, 2012 decreased $139, or 0.5%, as compared to $27,920 for the comparable period of Fiscal 2011. The average balance of debt outstanding for the nine months ended June 30, 2011 and 2012 was $470,202 and $463,366, respectively, and the weighted average interest rate on debt was 7.9% for both periods.

Income Taxes

The provision for income taxes for the three months ended June 30, 2012 totaled $5,012 as compared to $1,037 for the three months ended June 30, 2011. The increase in the provision for income taxes of $3,975 during the three months ended June 30, 2012 was primarily due to the $7,885, or 126.4%, increase in income before income taxes as well as the effect of releasing reserves due to the expiration of statutes of limitations of $839 and $101 during the three months ended June 30, 2011 and 2012, respectively.

The provision for income taxes for the nine months ended June 30, 2012 totaled $11,078, an increase of $3,460, or 45.4%, as compared to the provision for income taxes of $7,618 for the nine months ended June 30, 2011. This increase was primarily due to the $7,011, or 30.0%, increase in income before income taxes as well as the effect of releasing reserves during the three months ended June 30, 2011 and 2012 as discussed above.

Net Income

For the three months ended June 30, 2012, we recorded net income of $9,109 as compared to $5,199 for the three months ended June 30, 2011. The increase of $3,910, or 75.2%, during the three months ended June 30, 2012 was primarily due to increased operating income as discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(Dollars in thousands)

For the nine months ended June 30, 2012, we recorded net income of $19,292 as compared to $15,741 for the nine months ended June 30, 2011. The increase of $3,551, or 22.6%, during the nine months ended June 30, 2012 was primarily due to increased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2011 to June 30, 2012 consisted primarily of decreases in program rights, program rights payable and accrued interest payable. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of the scheduled semi-annual interest payments on our long-term fixed interest rate debt. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of June 30, 2012, our cash and cash equivalents aggregated $3,176, and we had an excess of current assets over current liabilities of $31,173.

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

As reported in the consolidated statements of cash flows, our net cash provided by operating activities was $13,055 and $9,756 for the nine months ended June 30, 2011 and 2012, respectively. The $3,299 decrease in cash flows from operating activities was primarily the result of fluctuations in payments of income taxes and accounts receivable balances, as well as various differences in the timing of cash receipts and payments in the ordinary course of operations, partially offset by increased net income.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. During the nine months ended June 30, 2011 and 2012, we made cash advances to Perpetual of $7,000 and $9,500, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary source of repayment of the net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(Dollars in thousands)

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future.

During the nine months ended June 30, 2011 and 2012, we made tax payments to Perpetual in accordance with the terms of the tax sharing agreement between Perpetual and us of $4,547 and $14,331, respectively. We were charged by Perpetual for federal and state income taxes totaling $5,202 and $10,513 during the nine months ended June 30, 2011 and 2012, respectively.

Stockholder’s deficit amounted to $373,593 at June 30, 2012, a decrease of $5,974, or 1.6%, from the September 30, 2011 deficit of $379,567. The decrease was due to net income for the nine-month period of $19,292, partially offset by a net increase in distributions to owners of $13,318, which was the result of cash advances and tax payments, partially offset by tax charges.

Indebtedness. Our total debt increased from $460,000 at September 30, 2011 to $462,500 at June 30, 2012. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $7,500 of draws under our senior credit facility. The increase of $2,500 in total debt from September 30, 2011 to June 30, 2012 was due to net draws under the senior credit facility.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests. Effective April 30, 2012, the maturity date of our senior credit facility was extended from April 29, 2013 to April 30, 2015 with no change in terms.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional debt or obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of June 30, 2012, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $7,500 was outstanding at June 30, 2012, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(Dollars in thousands)

ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2011 and June 30, 2012 are provided below.

	As of September 30, 2011	As of June 30, 2012
Total Leverage Ratio
Calculation:
Total debt	$460,000	$462,500
Consolidated EBITDA, as defined below	$75,248	$82,387
Total debt divided by Consolidated EBITDA	6.11	5.61

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2011	Calculation for the twelve months ended June 30, 2012
Net income	$17,459	$21,010
Provision for income taxes	8,759	12,219
Interest expense	37,201	37,062
Loss on disposal of assets	231	693
Depreciation and amortization	9,500	9,398
Provision for doubtful accounts	612	542
Other noncash charges	1,486	1,463

Consolidated EBITDA	$75,248	$82,387

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(Dollars in thousands)

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2012 will approximate $4,000, and will be primarily for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2012 totaled $2,290.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes certain fair value measurement principles and enhances the related disclosure requirements. We adopted the guidance as of January 1, 2012. The adoption had no effect on our financial position or results of operations.

In July 2012, the FASB issued new guidance regarding testing indefinite-lived intangible assets for impairment which is intended to reduce the cost and complexity of the annual indefinite-lived asset impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are in the process of evaluating the impact of this new guidance on our annual assessment of our broadcast licenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2012, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At June 30, 2012, the carrying value of such debt was $455,000, the fair value was approximately $475,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item  4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 15d-15(e)) as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

August 9, 2012	/s/ Robert L. Allbritton
Date	Name: Robert L. Allbritton
Title: Chairman and Chief
Executive Officer

August 9, 2012	/s/ Stephen P. Gibson
Date	Name: Stephen P. Gibson
Title: Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated May 13, 2004)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

Exhibit No.	Description of Exhibit	Page No.

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment