Form 10-K
period 2012-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2012-12-13
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

As of December 13, 2012, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2012, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms “Allbritton,” “our,” “us,” “we” or the “Company” refer to Allbritton Communications Company and its subsidiaries, and “ACC” refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following “call letters” refer either to the corporate owner of the station indicated or to the station itself: “WJLA” and “NewsChannel 8” together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); “WHTM” refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); “KATV” refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); “KTUL” refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); “WCIV” refers to Charleston Television, LLC, successor-in-interest to WCIV, Inc. (licensee of WCIV, Charleston, South Carolina); “WSET” refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); “WCFT,” “WBMA” and “WJSU” refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LD, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term “POLITICO” refers to POLITICO LLC, successor-in-interest to Capitol News Company, LLC. The term “ACCL” refers to ACC Licensee, LLC, successor-in-interest to ACC Licensee, Inc. (licensee of WJLA). The term “ATP” refers to Allbritton Television Productions, Inc. and the term “Perpetual” refers to Perpetual Corporation, which is controlled by Joe L. Allbritton and his immediate family or trusts for their benefit (“the Allbritton family”). “AG” refers to Allbritton Group, LLC, which is controlled by Perpetual and is ACC’s parent. “Allfinco” refers to Allfinco, Inc., a wholly-owned subsidiary of ACC and parent company of Harrisburg Television, Inc. and TV Alabama, Inc.

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE NOT HISTORICAL FACTS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THERE ARE A NUMBER OF FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, OUR OUTSTANDING INDEBTEDNESS AND OUR HIGH DEGREE OF LEVERAGE; THE RESTRICTIONS IMPOSED ON US BY THE TERMS OF OUR INDEBTEDNESS; THE HIGH DEGREE OF COMPETITION FROM BOTH OVER-THE-AIR BROADCAST STATIONS AND PROGRAMMING ALTERNATIVES SUCH AS CABLE TELEVISION, WIRELESS CABLE, IN-HOME SATELLITE DISTRIBUTION SERVICE, PAY-PER-VIEW SERVICES, INTERNET VIDEO AND HOME VIDEO AND ENTERTAINMENT SERVICES; THE IMPACT OF NEW TECHNOLOGIES; CHANGES IN FEDERAL COMMUNICATIONS COMMISSION (“FCC OR “THE COMMISSION”) REGULATIONS; FCC LICENSE RENEWAL REQUIREMENTS; DECREASES IN THE DEMAND FOR ADVERTISING DUE TO WEAKNESS IN THE ECONOMY; AND THE VARIABILITY OF OUR QUARTERLY RESULTS AND OUR SEASONALITY. SEE ITEM 1A “RISK FACTORS.”

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

PART I

ITEM 1. OUR BUSINESS

The Company

We own and operate ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LD, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LD serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. Our owned and operated stations broadcast to the 8th, 42nd, 43rd, 56th, 59th and 68th largest national media markets in the United States, respectively, as defined by The Nielsen Company (“Nielsen”), and reach approximately 4.7% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

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

Revenue. Television station revenues are primarily derived from local, regional and national advertisers who pay for commercial advertising and, to a lesser extent, from retransmission consent fees from multi-channel, video program distributors (“MVPDs”) such as cable television operators, direct broadcast satellite (“DBS”) providers and telephone company (“telco”) operators, from program syndicators for the broadcast of programming and from other broadcast-related activities.

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

Audience Measurement. Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station’s “rating”) and the percentage of the audience actually watching television (the station’s “share”). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses three methods of determining a station’s ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called “set meter” measurement), while in smaller markets ratings are determined by paper diaries only. A select number of the largest markets are measured by people meter technology (so called “local people meter” measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Combined with the ability to measure delayed viewing on digital video recording devices (“DVRs”), Nielsen’s local people meters can provide viewership for programs viewed live, on the same day and combined over seven days. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. is a local people metered market. The remaining markets are paper diary markets. Nielsen has announced its intention to convert all set metered markets to local people meter measurement and to convert all of the top 125 markets still using paper diaries to a new “mailable meter” form of electronic measurement; however, we do not anticipate any changes in audience measurement methodologies in our markets during Fiscal 2013.

Programming

Network. Historically, three major commercial broadcast networks—ABC, NBC and CBS—dominated broadcast television. In the past 25 years, FOX has evolved into the fourth major network, although the hours of network programming produced by FOX for its affiliates are fewer than those produced by the other three major networks. In addition, CW, ION and myNetworkTV have been launched as new broadcast television networks, along with specialized networks Telemundo, Univision and TV Azteca.

The affiliation by a station with one of the four major networks has a significant impact on the composition of the station’s programming, revenues, expenses and operations. A typical affiliate station receives approximately 9 to 13 hours of each day’s programming from the network. This programming is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. Historically, there was also a compensation element to some network affiliation agreements, with cash payments from the network to the affiliate (“network compensation”). In recent years, network compensation has almost completely been eliminated from network affiliation agreements. In its place, programming or license fees are now commonly paid to the network by the affiliate, or in some instances the network shares in retransmission consent revenue received by the station from MVPDs.

An affiliate of CW, myNetworkTV or ION network receives a smaller portion of each day’s programming from its network compared to an affiliate of ABC, CBS, NBC or FOX. As a result, affiliates of CW, myNetworkTV or ION network must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time from that purchased or produced programming, which may offset their higher programming costs.

In contrast to a network affiliated station, an independent station purchases or produces all of the programming that it broadcasts, generally resulting in higher programming costs, although the independent station is, in theory, able to retain its entire inventory of advertising time and all of the revenue obtained from the sale of such time. “Barter” and cash-plus-barter arrangements, however, are also popular among all stations. Under barter arrangements, a program distributor can receive advertising time in exchange for the programming it supplies, with the station paying no fee or a reduced fee for such programming.

Traditional network programming generally achieves higher audience levels than syndicated programs aired by independent stations. However, since greater amounts of advertising time are retained and available for sale by FOX affiliates, smaller network affiliates and independent stations, those stations typically achieve a share of the television market advertising revenues greater than their share of the market area’s audience. Consolidation of cable system ownership in discrete markets (so-called “clustering”) has enabled some cable operators to more efficiently sell time to local advertisers as well as to bid on local sports programming in competition with traditional broadcasters.

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

Digital Subchannels. Local broadcast stations themselves may now use excess capacity within their digital television channel to “multicast” discrete program offerings. Television broadcasters are beginning to program these subchannels with various forms of commercial informational and entertainment programs. Among our stations, DTV subchannels are programmed as follows: Four carry the Retro Television Network, two stations carry the LiveWell Network, one station carries The Nashville Network, and five provide weather programming.

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

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques now under development for use with current cable channels, over-the-top Internet-relayed video and direct broadcast satellites are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very defined audiences is expected to alter the competitive dynamics for advertising expenditures. The advent of “mobile” technology potentially has the ability to increase overall audience size with viewers able to watch programs from smart phones and other mobile devices such as iPads. Although that technology includes use of part of the broadcast channel not employed in delivering a station’s primary and digital subchannels, other delivery systems reliant on broadband, Internet transmission will compete for that audience. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Programming. Competition for local programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station competitors for off-network reruns (such as “Two and a Half Men”) and first-run products (such as “Katie”) for exclusive access to those programs. Cable systems generally do not compete with local stations for programming; however, local cable operators are increasingly consolidating ownership of systems within various markets, enabling them to bid on local sports programming in competition with traditional broadcasters. In addition, various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry. In addition, national or network programming, once exclusive to broadcast television, may now appear first or only on national MVPD channels. These multichannel video program distributors are now better able to bid competitively for exclusive access to programming in part because they can recover their programming costs both with advertising revenue and direct or indirect subscriber fees and in part because they are not subject to regulatory content restrictions.

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

Station Information

The following table sets forth general information for each of our owned stations as of May 2012, unless otherwise indicated:

Designated Market Area	Station	Network Affiliation	Digital Channel Frequency	Market Rank or DMA (1)	Total Commercial Competitors in Market (2)	Station Audience Share (3)	Rank in Market (4)	Acquisition Date
Washington, D.C.	WJLA	ABC	7/VHF	8	7	21%	2	01/29/76
Birmingham (Anniston and Tuscaloosa), AL (5)	WBMA/WCFT/WJSU	ABC	—	42	6	24%	2	—
Birmingham	WBMA	ABC	40/UHF	—	—	—	—	08/01/97
Anniston	WJSU	ABC	9/UHF	—	—	—	—	03/22/00	(6)
Tuscaloosa	WCFT	ABC	33/UHF	—	—	—	—	03/15/96
Harrisburg-Lancaster- York-Lebanon, PA	WHTM	ABC	10/UHF	43	4	24%	2	03/01/96
Little Rock, AR	KATV	ABC	22/VHF	56	4	33%	1	04/06/83
Tulsa, OK	KTUL	ABC	10/VHF	59	7	21%	2	04/06/83
Roanoke-Lynchburg, VA	WSET	ABC	13/VHF	68	4	25%	2	01/29/76	(7)

(1)	Represents market rank based on the U.S. Television Household Estimates published by Nielsen in September 2012.
(2)	Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2012.
(3)	Represents the station’s share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2012.
(4)	Represents the station’s rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2012.
(5)	TV Alabama serves the Birmingham market by simultaneously broadcasting identical programming over WBMA, WCFT and WJSU. The stations are listed on a combined basis by Nielsen as WBMA+, the call sign of the low power television station.
(6)	We began programming WJSU pursuant to a local marketing agreement in December 1995 and acquired the station in March 2000.
(7)	WSET has been indirectly owned and operated by the Allbritton family since 1976. On March 1, 1996, WSET became a wholly-owned subsidiary of ACC.

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

We have also sought to make use of the excess capacity of our digital broadcast channels. Among our stations, DTV subchannels are programmed as follows: four carry the Retro Television Network consisting of classic, off-network programming packaged together in an “oldies” format; two stations carry the LiveWell Network providing original lifestyle programming; one station carries The Nashville Network with a country format; and five provide weather programming.

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

Network Affiliation Agreements and Relationship

During September 2012, we entered into new Primary Television Affiliation Agreements (the “Affiliation Agreements”) with ABC for each of our network affiliated television stations. The Agreements are effective January 1, 2013 through December 31, 2017 upon expiration of each station’s existing Primary Television Affiliation Agreement. ABC has routinely renewed the affiliation agreements with our stations; however, we cannot be assured that these affiliation agreements will be renewed in the future or under the same general terms. As one of the largest group owners of ABC network affiliates in the nation, we believe that we enjoy excellent relations with the ABC network.

Generally, each affiliation agreement provides our stations with the right to broadcast programs transmitted by the network that includes designated advertising time for the station. The balance of the advertising time is retained by the network. Through December 31, 2012, for every hour or fraction thereof that the station broadcasts network programming, the network pays the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, prime-time programming generates the highest hourly rates. However, under our new Affiliation Agreements, we will no longer receive compensation, and we will pay the network in exchange for the right to broadcast ABC programming on our stations.

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

In the vast majority of cases, television broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications. However, we cannot assure that each of our broadcast licenses will be renewed in the future. License renewal applications are currently pending for KATV, WHTM, WJLA, WSET and WCFT/WJSU. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The license for KTUL is currently effective with an expiration date of June 1, 2014.

Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, broadcast station licensees must continue to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. The FCC also has adopted rules that place additional obligations on television station operators for closed-captioning of programming for the hearing impaired, equal employment opportunity obligations, maximum amounts of advertising and minimum amounts of programming specifically targeted for children and special obligations relating to political candidate advertising, as well as additional public information and reporting requirements. Requirements for video and Internet captioning in some markets have also been implemented.

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

Carriage of Local Television Signals

• Cable. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. These contracts may, however, extend longer than the three-year must carry notification period. Our cable retransmission agreements have various termination dates. We are in the process of negotiating for renewals of those agreements that expire within the next year.

• Satellite. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA’s “carry-one, carry-all” provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. We have elected to negotiate retransmission consent agreements with the two DBS operators that carry our stations. Those agreements remain effective into 2013. SHIVIA, by its terms, expired in 2010 and was replaced by the Satellite Television Extension and Localism Act (“STELA”) extending the retransmission regime for broadcast station carriage on satellite systems.

Indecency Regulation. Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6:00 a.m. through 10:00 p.m. Eastern (5:00 a.m. through 10:00 p.m. Central). In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.” In 2008, the FCC fined certain ABC stations, including two of our ABC-affiliated stations, each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. Pursuant to the affiliation agreements with ABC, the network has assumed obligations for payment of the fine. The case was appealed and the U.S. Supreme Court reversed the fine in 2012. The FCC is currently reassessing its indecency enforcement regime and determining how to address the indecency complaints pending against multiple stations.

Additional Competition in the Video Services Industry. The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services will be regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Video programming via the Internet is now emerging as an option for viewers who wish to see full-length episodes of broadcast shows or brief clips of alternative fare on computers or other video devices. Each of the major broadcast networks offer “video player” buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube.com offer alternative video programming. Although we cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcast industry in which we operate. So-called “over-the-top” Internet programming services such as Aereo have begun offering Internet-based program services in an attempt to retransmit existing broadcast stations without negotiating for carriage with the broadcaster or payment of any copyright or carriage fee. Litigation is pending in both California and New York challenging such distribution. Concurrently, the FCC is conducting a rulemaking proceeding to determine what constitutes an MVPD for purposes of both the Copyright and Communications Acts, which action could affect whether and to what extent the current system of retransmission consent payments will continue in its present form.

Spectrum. In an effort to increase the amount of spectrum available for use for high speed, broadband, wireless telecommunications, Congress has given the FCC authority to reallocate a portion of the spectrum currently licensed for broadcast television purposes. The Commission is engaged in a rulemaking proceeding that will establish rules by which broadcasters may voluntarily contribute their channels or a portion of the spectrum used for those channels and receive compensation from the proceeds of an auction of the spectrum for wireless use. Broadcasters who choose to continue to provide television service may have their channels “repacked” to alternate positions. The coverage area of the over-the-air signal is to remain as close to the original pattern as possible. Those broadcasters who receive different channels are to be compensated for any costs to change transmitters and associated facilities for the new channels. It is unknown whether and when any of our stations’ channels will be repacked or any other associated changes that will result from the FCC’s rulemaking proceeding.

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

Employees

As of September 30, 2012, we employed in full and part-time positions 816 persons, including 800 at our television stations and 16 in our corporate office. Of our employees at WJLA/NewsChannel 8, 124 are represented by one of three unions: the Screen Actors Guild/American Federation of Television and Radio Artists (“AFTRA”), the Directors Guild of America (“DGA”) or the National Association of Broadcast Employees and Technicians/ Communications Workers of America (“NABET/CWA”). The NABET/CWA collective bargaining agreement expires on August 23, 2015. The AFTRA collective bargaining agreement expires on September 30, 2013. The DGA collective bargaining agreement expires on February 13, 2015. No employees of our other owned stations are represented by unions. We consider our relations with our employees to be satisfactory.

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

A downturn in the economy may adversely affect us.

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

We have a substantial amount of debt. As of September 30, 2012, our total debt consisted of $455,000 of 8% senior subordinated notes due May 15, 2018. In addition, we have a $60,000 senior credit facility which expires April 30, 2015, however no amount was outstanding as of September 30, 2012. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for the substantial majority of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which our stations operate. An economic slowdown in any of the local markets in which our stations operate could have an adverse effect on our results of operations and our business.

We depend on the Washington, D.C. advertising market for a substantial portion of our revenue.

For Fiscal 2010, 2011 and 2012, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy. Decreased demand for advertising in the Washington, D.C. advertising market may adversely affect our business and results of operations.

We particularly depend on automotive-related advertising, which may be affected by turmoil in that industry.

Approximately 17%, 20% and 21% of our total operating revenues for the fiscal year ended September 30, 2010, 2011 and 2012, respectively, consisted of automotive-related advertising. Automotive-related advertising increased 41%, 11% and 15% during the years ended September

30, 2010, 2011 and 2012, respectively. Significant decreases in advertising by this industry would adversely affect our operating results.

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

License Renewal. Our business is dependent upon our continuing to hold broadcasting licenses from the FCC that are issued for terms of eight years. While in the vast majority of cases such licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, we cannot be assured that our licenses will be renewed upon their expiration dates. License renewal applications are currently pending for KATV, WHTM, WJLA, WSET and WCFT/WJSU. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The license for KTUL is currently effective with an expiration date of June 1, 2014. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications, it could prevent us from operating the affected stations and generating revenues. See “Our Business—Legislation and Regulation—License Renewal.”

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

Frequency Allocation. The FCC reviews and reallocates non-governmental frequency spectrum on an ad hoc basis pursuant to its rulemaking authority. In an effort to increase the amount of spectrum available for use for high speed, broadband, wireless telecommunications, Congress has given the FCC authority to reallocate a portion of the spectrum currently licensed for broadcast television purposes. The Commission is engaged in a rulemaking proceeding that will establish rules by which broadcasters may voluntarily contribute their channels or a portion of the spectrum used for those channels and receive compensation from the proceeds of an auction of the spectrum for wireless use. Broadcasters who choose to continue to provide television service may have their channels “repacked” to alternate positions. Those broadcasters who receive different channels are to be compensated for any costs to change transmitters and associated facilities for the new channels. It is unknown whether and when any of our stations’ channels will be repacked or any other associated changes that will result from the FCC’s rulemaking proceeding. Reallocation of portions of the broadcast frequency band for broadband uses could diminish the frequency allocation to our stations and could have an adverse impact on our operations, including a requirement to relocate to alternate channels with attendant costs.

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

All of our television stations are affiliated with the ABC network. These affiliations are valuable to us because programs provided by broadcast networks are typically the most popular with audiences, which increases our ability to attract viewers to our programs, including our local newscasts. Because networks increasingly distribute their programming on other platforms, such as the Internet or portable devices, they may become less reliant upon their affiliates to distribute their programming, which could put us at a disadvantage in future contract negotiations. Our television viewership levels, and ultimately advertising revenues, are in large part dependent upon programming provided by ABC, and there can be no assurance that such programming will achieve and maintain satisfactory viewership levels in the future. Each of our television stations has entered into a new affiliation agreement with the ABC network, which expires on December 31, 2017. Although ABC has continually renewed its affiliation with our television stations for as long as we have owned them and we expect to continue to be able to renew such affiliation agreements, we cannot be assured that such renewals will be obtained. In addition, we cannot be assured that future affiliation agreements will be renewed under the same general terms. Historically, our network affiliation agreements included network compensation. However, under our new Affiliation Agreements, we will no longer receive compensation, and we will pay the network in exchange for the right to broadcast ABC programming on our stations.

The non-renewal or termination of one or more of our network affiliation agreements or alteration of terms could have an adverse effect on our results of operations.

We depend upon quality syndicated programming.

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

Increased programming costs could adversely affect our business and operating results.

Television programming is a significant component of television operating expenses. We may be exposed in the future to increased syndicated programming costs or increases in the amounts we pay the network in exchange for the right to broadcast ABC programming on our stations. Should such an increase in our programming expenses occur, it could have a material adverse effect on our operating results. In addition, we usually acquire syndicated programming rights two or three years in advance and acquiring those rights may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results. Finally, cable distributors are increasingly competing with us or the networks with which we are affiliated for the rights to carry popular sports programming, which could increase our costs, or if we were to lose the rights to broadcast such sports programming, could adversely affect our audience share and operating results.

Increased competition due to technological innovation may adversely impact our business.

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

Our inability to secure carriage of our stations by multi-channel video programming distributors may adversely affect our business.

Cable operators (including telcos) and direct broadcast satellite systems are generally required to carry the primary signal of local commercial television stations pursuant to the FCC’s “must carry” or “carry-one, carry-all” rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station’s consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the “must carry” or “carry-one, carry-all” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station’s signal, in most cases in exchange for some form of consideration from the system operator. In 2011, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2012. Our cable retransmission agreements have various termination dates. We are in the process of negotiating for renewals of those agreements that expire within the next year. Similarly, our agreements for carriage of our broadcast stations by the two DBS providers expire in 2013. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms, our ability to distribute our programming and our operating results could be adversely affected.

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

Redefinition of who qualifies as a MVPD could adversely affect our business.

So-called “over-the-top” Internet programming services such as Aereo have begun offering Internet-based program services in an attempt to retransmit existing broadcast stations without negotiating for carriage with the broadcaster or payment of any copyright or carriage fee. Litigation is pending in both California and New York challenging such distribution. Concurrently, the FCC is conducting a rulemaking proceeding to determine what constitutes an MVPD for purposes of both the Copyright and Communications Acts, which action could affect whether and to what extent the current system of retransmission consent payments will continue in its present form. Reclassification of some program distributors to avoid payments to us could adversely affect our business.

NewsChannel 8 is dependent on cable operators for carriage of its programming.

NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial MVPDs for the carriage of its programming to subscribers. The three primary affiliation agreements have expiration dates of December 31, 2012, December 31, 2015 and December 31, 2021. We are currently in negotiations for the renewal of the contract which is set to expire on December 31, 2012. The news service operated by NewsChannel 8 is entirely dependent upon carriage by the MVPDs. Although these agreements have been renewed by the MVPDs in the past, there can be no assurance that these agreements will be renewed upon expiration or whether the same general terms and conditions can be retained. The non-renewal or termination of one or more of these affiliation agreements or alteration of terms could adversely affect our results of operations.

The loss of key personnel could disrupt our management or operations and adversely affect our business.

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

ACC has made advances to certain related parties. Because, at present, such related parties’ primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder’s investment in our consolidated balance sheets. The stockholder’s deficit at September 30, 2011 and 2012 was $379,567 and $368,550 respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Certain Relationships and Related Transactions.” Under our current debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, there are three bargaining agreements with unions representing 124 of our full and part-time employees at WJLA/NewsChannel 8, all of which have current collective bargaining agreements with the Company. We cannot provide assurance about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot be assured that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See “Our Business – Employees.”

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

The following table describes the general characteristics of our principal real property:

Facility	Market/Use	Ownership	Approximate Size	Lease Expiration Date
WJLA/NewsChannel 8	Rosslyn, VA Office/Studio	Leased	99,977 sq. ft.	6/30/17

Prince George’s, MD
	Tower – Weather	Leased	1 acre	3/31/16

Bethesda, MD
	Downlink Receive	Leased	5,300 sq. ft.	9/30/14

Washington, D.C.
	Tower/Transmitter	Joint Venture	108,000 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	2/28/17

WHTM	Harrisburg, PA
	Office/Studio	Owned	14,000 sq. ft.	N/A
	Adjacent Land	Owned	59,337 sq. ft.	N/A
	Tower/Transmitter	Owned	2,801 sq. ft.	N/A
	Office	Leased	4,417 sq. ft.	3/31/16

KATV	Little Rock, AR
	Office/Studio	Owned	20,500 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	1/31/15

	Tower/Transmitter	Leased	3.49 acres	5/31/23
	Annex/Garage	Owned	67,400 sq. ft.	N/A

KTUL	Tulsa, OK
	Office/Studio	Owned	13,520 sq. ft.	N/A
	Tower/Transmitter	Owned	160 acres	N/A

WSET	Lynchburg, VA
	Office/Studio	Owned	15,500 sq. ft.	N/A
	Tower/Transmitter	Owned	2,700 sq. ft.	N/A

Danville, VA
	Office/Studio	Leased	2,150 sq. ft.	2/28/15

Roanoke, VA
	Office/Studio	Leased	1,777 sq. ft.	11/30/14

WBMA/WCFT/WJSU	Birmingham, AL
	Office/Studio/Dish Farm	Leased	26,357 sq. ft./0.5 acres	9/30/21
	Tower/Relay-Pelham	Leased	.08 acres	10/31/16
	Tower/Relay-Red Mtn.	Owned	.21 acres	N/A

Tuscaloosa, AL
	Office/Studio	Owned	9,475 sq. ft.	N/A
	Tower-Tuscaloosa	Owned	10.5 acres	N/A
	Tower-AmSouth	Leased	134.3 acres	4/30/16

Anniston, AL
	Office/Studio	Leased	700 sq. ft.	10/31/13
	Tower-Blue Mtn.	Owned	1.7 acres	N/A
	Tower-Bald Rock	Leased	1 acre	8/29/16

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

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

The selected consolidated financial data for the fiscal years ended September 30, 2008, 2009, 2010, 2011 and 2012 are derived from our consolidated financial statements. Please note that the statement of operations data below have been adjusted to reflect WCIV and POLITICO as discontinued operations for all periods presented. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere herein.

	Fiscal Year Ended September 30,
	2008	2009	2010	2011	2012
Statement of Operations Data:
Operating revenues, net	$205,020	$181,798	$201,200	$196,923	$214,238
Television operating expenses, excluding depreciation, amortization and impairment	128,275	111,748	109,140	115,450	113,758
Depreciation and amortization	8,735	8,939	8,863	9,500	9,624
Impairment of intangible assets	—	30,700	—	—	—
Corporate expenses	6,459	5,079	6,176	6,731	7,054
Operating income	61,551	25,332	77,021	65,242	83,802
Interest expense	37,631	37,180	37,469	37,201	36,984
Interest income	96	30	3	—	—
Interest income–related party	200	112	215	—	328
Loss on early repayment of debt	—	—	10,408	—	—
Other nonoperating income (expense), net	(242)	5,222	1,057	(1,823)	(1,542)
Income (loss) from continuing operations before income taxes	23,974	(6,484)	30,419	26,218	45,604
Provision for (benefit from) income taxes	9,175	(713)	6,888	8,759	16,674
Income (loss) from continuing operations	14,799	(5,771)	23,531	17,459	28,930
(Loss) income from discontinued operations, net of tax (1)	(1,926)	199	1,641	—	—
Net income (loss)	12,873	(5,572)	25,172	17,459	28,930

	As of September 30,
	2008	2009	2010	2011	2012
Balance Sheet Data:
Total assets	$159,455	$127,110	$132,356	$122,433	$129,626
Total debt (2)	483,408	475,240	470,000	460,000	455,000
Stockholder’s investment	(383,524)	(398,809)	(388,716)	(379,567)	(368,550)

	Fiscal Year Ended September 30,
	2008	2009	2010	2011	2012
Cash Flow Data (3):
Cash flow from operating activities	$34,027	$21,407	$36,142	$27,304	$40,084
Cash flow from investing activities	(5,977)	(4,780)	(5,573)	(9,471)	(2,480)
Cash flow from financing activities	(28,880)	(16,035)	(29,854)	(18,310)	(22,932)

Financial Ratios and Other Data:
Operating income margin	30.0%	13.9%	38.3%	33.1%	39.1%
Capital expenditures (4)	$5,986	$4,853	$5,666	$9,710	$2,808

(Footnotes on following page)

Footnotes

(dollars in thousands)

(1)	Effective August 1, 2009, the equity interests of WCIV, our wholly-owned subsidiary, were distributed to Perpetual. On November 13, 2009, the equity interests of POLITICO, our wholly-owned subsidiary, were distributed to Perpetual. As the operations of WCIV and POLITICO each constituted a component of the Company, their operating results have been presented as discontinued operations for all periods presented. See “Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7.”
(2)	Total debt is defined as long-term debt (including the current portion thereof, and net of discount).
(3)	Cash flows from operating, investing and financing activities were determined in accordance with Generally Accepted Accounting Principles (“GAAP”). See “Consolidated Financial Statements—Consolidated Statements of Cash Flows.”
(4)	Capital expenditures for the years ended September 30, 2008 and 2009 are exclusive of $2,924 and $4,376, respectively, in proceeds from a property insurance claim associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)

General Factors Affecting Our Business

The Company

We own ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LD, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LD serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); WHTM in Harrisburg, Pennsylvania; KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

We owned and operated POLITICO, a specialized newspaper and Internet site (politico.com), from its launch in January 2007 until November 13, 2009, at which time the equity interests of POLITICO were distributed to Perpetual. The operating results of POLITICO are classified as discontinued operations for all periods presented.

Based upon regular assessments of our operations and internal financial reporting, we have determined that we have one reportable segment.

Business

Our operating revenues are derived from local and national advertisers and, to a lesser extent, from retransmission consent fees from cable television and telephone company operators as well as DBS providers, from program syndicators for the broadcast of programming and from other broadcast-related activities. The primary operating expenses involved in owning and operating television stations are employee compensation, programming, newsgathering, production, promotion and the solicitation of advertising.

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising for a substantial majority of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2010, 2011 and 2012, the Washington, D.C. advertising market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

We are also dependent on automotive-related advertising. Approximately 17%, 20% and 21% of our total operating revenues for the years ended September 30, 2010, 2011 and 2012, respectively, consisted of automotive-related advertising. Automotive-related advertising increased 41%, 11% and 15% during the years ended September 30, 2010, 2011 and 2012, respectively. Significant decreases in such advertising in the future would adversely affect our operating results.

Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total operating revenues, before fees.

	Fiscal Year Ended September 30,
	2010		2011		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$162,798	79.2%	$157,098	78.3%	$157,297	72.2%
Political (2)	10,355	5.0%	7,782	3.9%	14,919	6.9%
Subscriber fees (3)	18,770	9.1%	21,938	10.9%	31,667	14.5%
Internet (4)	2,922	1.4%	4,068	2.0%	4,972	2.3%
Network compensation (5)	2,380	1.2%	1,694	0.9%	1,066	0.5%
Trade and barter (6)	5,372	2.6%	5,101	2.5%	4,444	2.0%
Other revenues	3,008	1.5%	3,008	1.5%	3,505	1.6%

Operating revenues	205,605	100.0%	200,689	100.0%	217,870	100.0%

Fees (7)	(4,405)		(3,766)		(3,632)

Operating revenues, net	$201,200		$196,923		$214,238

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents payment by network for broadcasting or promoting network programming.
(6)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(7)	Represents fees paid to national sales representatives and fees paid for music licenses.

Local and national advertising constitutes our largest category of operating revenues, representing 70% to 80% of our total operating revenues in each of the last three fiscal years. Local and national advertising revenues increased 14.0% in Fiscal 2010, decreased 3.5% in Fiscal 2011 and remained essentially flat in Fiscal 2012.

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

Set forth below are selected consolidated financial data for Fiscal 2011 and 2012, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage Change
	2011	2012
Operating revenues, net	$196,923	$214,238	8.8%
Operating expenses	131,681	130,436	(0.9)%

Operating income	65,242	83,802	28.4%
Other nonoperating expenses, net	39,024	38,198	(2.1)%
Income tax provision	8,759	16,674	90.4%

Net income	$17,459	$28,930	65.7%

Net Operating Revenues

Net operating revenues for Fiscal 2012 totaled $214,238, an increase of $17,315, or 8.8%, as compared to Fiscal 2011. This increase primarily reflects increased subscriber fees as well as increased demand for political advertising.

Local and national advertising revenues remained essentially flat, as compared to Fiscal 2011, primarily due to the significantly higher demand for political advertising in the fourth fiscal quarter as described below. Although local and national advertising revenue was unchanged from Fiscal 2011, the automotive category increased 15% during Fiscal 2012, which served to offset net decreases in various other lesser categories.

Political advertising revenues amounted to $14,919 during Fiscal 2012 as compared to $7,782 during Fiscal 2011. In Fiscal 2012, political advertising revenues were primarily generated by spending leading up to the heavily contested 2012 presidential election, as well as congressional elections and ballot referendums in several of our markets. In Fiscal 2011, substantially all of the political advertising revenue occurred during the first quarter of the year and consisted of spending related to the November 2010 interim elections.

Subscriber fees increased $9,729, or 44.3%, during Fiscal 2012 as compared to the prior fiscal year. This increase in subscriber fees was primarily due to the fact that a significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and were renewed at increased per subscriber rates. In addition, this increase was also due to increases in per subscriber rates in accordance with existing underlying agreements.

Total Operating Expenses

Total operating expenses in Fiscal 2012 were $130,436, representing a decrease of $1,245, or 0.9%, compared to total operating expenses of $131,681 in Fiscal 2011. This net decrease consisted of a decrease in television operating expenses, excluding depreciation and amortization of $1,692, an increase in depreciation and amortization of $124 and an increase in corporate expenses of $323.

Television operating expenses, excluding depreciation and amortization, declined 1.5% from $115,450 in Fiscal 2011 to $113,758 in Fiscal 2012. This decrease was due primarily to a decline in programming costs related to the end of The Oprah Winfrey Show in September 2011 and the significantly lower cost of replacement programming, partially offset by certain variable sales-related costs attributable to the increased revenues in Fiscal 2012.

Operating Income

Operating income increased $18,560, or 28.4%, from $65,242 in Fiscal 2011 to $83,802 in Fiscal 2012. In addition, the operating income margin in Fiscal 2012 increased to 39.1% from 33.1% for the prior fiscal year. The increases in operating income and margin during Fiscal 2012 were primarily the result of increased net operating revenues and decreased total operating expenses as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense decreased by $217, or 0.6%, from $37,201 in Fiscal 2011 to $36,984 in Fiscal 2012. The average balance of debt outstanding for Fiscal 2011 and 2012 was $469,125 and $461,815, respectively, and the weighted average interest rate on debt was 7.9% during each of the years ended September 30, 2011 and 2012. This decrease in average debt outstanding was due to a reduction in the average amount outstanding under our senior credit facility during the year ended September 30, 2012 as compared to the prior fiscal year. Net repayments of $5,000 were made during Fiscal 2012, and no amounts were outstanding at September 30, 2012, which resulted in the decrease in the average amount outstanding of $7,310.

Income Taxes

The provision for income taxes in Fiscal 2012 totaled $16,674, an increase of $7,915, or 90.4%, when compared to the provision for income taxes of $8,759 in Fiscal 2011. This increase in income tax expense was primarily due to the $19,386 or 73.9% increase in income before income taxes as well as the effect of releasing reserves due to the expiration of a statute of limitations of $839 and $101 during the years ended September 30, 2011 and 2012, respectively.

Net Income

For Fiscal 2012, we recorded net income of $28,930 as compared to $17,459 for Fiscal 2011. The increase in net income during Fiscal 2012 of $11,471, or 65.7%, was primarily due to increased operating income, as discussed above.

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

Television operating expenses, excluding depreciation and amortization, totaled $115,450 in Fiscal 2011, an increase of $6,310, or 5.8%, when compared to television operating expenses of $109,140 in Fiscal 2010. This increase was due primarily to increased personnel and operating costs related to the launch of the Washington, D.C. local news website, TBD.com, and its integration with the NewsChannel 8 cable platform in the beginning of the year as well as the effect of expense reduction initiatives on the Fiscal 2010 period. While the majority of the expense reductions that we initiated during Fiscal 2009 are continuing, certain of these reductions were temporary in nature and the related expenses later increased. This effect had largely taken place by the end of Fiscal 2011. Television operating expenses, excluding depreciation and amortization, increased by 2.0% during the fourth fiscal quarter as compared to the 5.8% increase for the full fiscal year. Such expenses are expected to decline in Fiscal 2012 as a result of a reduction in programming costs, largely due to the end of The Oprah Winfrey Show.

Operating Income

Operating income of $65,242 in Fiscal 2011 decreased $11,779, or 15.3%, compared to operating income of $77,021 in Fiscal 2010. The operating income margin in Fiscal 2011 decreased to 33.1% from 38.3% for the prior fiscal year. The decreases in operating income and margin during Fiscal 2011 were primarily the result of decreased net operating revenues and increased total operating expenses discussed above.

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

Loss on Early Repayment of Debt. During Fiscal 2010, we executed an amendment to our senior credit facility and we issued $455,000 aggregate principal amount of 8% Senior Notes due

May 15, 2018 (the “2018 Notes”) at par. The net proceeds, together with borrowings under our senior credit facility and cash on hand, were used to purchase and redeem $455,000 aggregate principal amount of our 7 3/4% Senior Subordinated Notes due 2012 (the “2012 Notes”). See “Liquidity and Capital Resources – Indebtedness” for further description of our 2010 Financing Activities.

As a result of the purchase and redemption of our 2012 Notes, we recorded a pre-tax charge of $10,408 during Fiscal 2010 related to the early repayment of the 2012 Notes.

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

Liquidity and Capital Resources

As of September 30, 2012, our cash and cash equivalents aggregated $17,074, and we had an excess of current assets over current liabilities of $29,955.

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

As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $36,142, $27,304 and $40,084 for Fiscal 2010, 2011, and 2012 respectively. The decrease in cash provided by operating activities from Fiscal 2010 to Fiscal 2011 was primarily the result of the decrease in net income (exclusive of the after-tax effect of the loss on early repayment of debt in Fiscal 2010) as well as an increase in cash paid for interest during Fiscal 2011 due to changes in timing related to the Fiscal 2010 financing activities. These decreases were partially offset by changes in accounts receivable, excluding the effect of discontinued operations, as well as various differences in timing of cash receipts and payments in the ordinary course of operations. The increase in cash provided by operating activities from Fiscal 2011 to Fiscal 2012 was primarily due to the increase in net income.

Distributions to Related Parties

We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2010, 2011, and 2012 we made cash advances to Perpetual of $5,905, $8,310, and $17,913, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. Effective November 13, 2009, the equity interests of POLITICO were distributed to Perpetual. See “General Factors Affecting Our Business.”

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2012 and through December 13, 2012, we made cash advances to Perpetual of $30,000.

During Fiscal 2010, 2011, and 2012 we were charged under a tax sharing agreement with Perpetual for federal and state income taxes totaling $9,272, $6,411 and $15,878, respectively, and we made payments to Perpetual for these taxes of $11,317, $6,411 and $15,878, respectively.

Stockholder’s deficit amounted to $368,550 at September 30, 2012, a decrease of $11,017, or 2.9%, from the September 30, 2011 deficit of $379,567. The decrease was due to Fiscal 2012 net income of $28,930, partially offset by a net increase in distributions to owners of $17,913.

Indebtedness

Our total debt decreased from $460,000 at September 30, 2011 to $455,000 at September 30, 2012. This debt consisted of $455,000 of 8% senior notes due May 15, 2018. We did not have any amounts outstanding under our senior credit facility. The decrease of $5,000 in total debt from September 30, 2011 to September 30, 2012 was due to net repayments under the senior credit facility.

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

Under the borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of September 30, 2012, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which no amounts were outstanding at September 30, 2012, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior secured leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2011 and 2012 are provided below.

	As of September 30, 2011	As of September 30, 2012
Total Leverage Ratio
Calculation:
Total debt	$460,000	$455,000
Consolidated EBITDA, as defined below	$75,248	$94,200
Total debt divided by Consolidated EBITDA	6.11	4.83

Requirements (calculations must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2011	Calculation for the twelve months ended September 30, 2012
Net Income	$17,459	$28,930
Provision for income taxes	8,759	16,674
Interest expense	37,201	36,984
Loss on disposal of assets	231	760
Depreciation and amortization	9,500	8,864
Provision for doubtful accounts	612	559
Other noncash charges	1,486	1,429

Consolidated EBITDA	$75,248	$94,200

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

We believe that based on anticipated results for Fiscal 2013, we will be able to continue to comply with the financial covenants of our senior credit facility.

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

Other Uses of Cash

During Fiscal 2010, 2011, and 2012 we made $5,666, $9,710 and $2,808, respectively, of capital expenditures. The decline in capital expenditures during Fiscal 2012 as compared to the prior fiscal year was due primarily to the completion of the conversion to high definition local production in all markets during Fiscal 2011. At this time, we estimate that capital expenditures for Fiscal 2013 will be in the approximate range of $4,500 to $5,500, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. Additionally, under our new Affiliation Agreements, we have certain minimum commitments for network program rights. During Fiscal 2010, 2011, and 2012 we made cash payments of approximately $11,000, $11,600 and $8,000, respectively, for program rights. We anticipate cash payments for program rights will approximate $16,000 for Fiscal 2013 and be approximately $20,000 in Fiscal 2014, increasing to approximately $28,000 by Fiscal 2017. We currently intend to fund these commitments with cash provided by operations.

The following table presents the long-term debt maturities, required payments under contractual agreements for program rights, future minimum lease payments under noncancellable leases, guaranteed payments under employment contracts and purchase obligations as of September 30, 2012:

	Fiscal Year Ending September 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$455,000	$455,000
Interest payments on senior notes	36,400	36,400	36,400	36,400	36,400	36,400	218,400
Program rights	17,572	18,974	20,095	21,132	19,048	5,568	102,389
Operating leases	5,856	6,000	6,026	6,048	4,633	2,821	31,384
Employment contracts	11,081	3,339	1,920	1,687	345	90	18,462
Purchase obligations	984	1,010	1,037	1,064	308	—	4,403

Total	$71,893	$65,723	$65,478	$66,331	$60,734	$499,879	$830,038

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

ACC’s cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2012, approximately 45% of the assets of ACC were held by operating subsidiaries, and for Fiscal 2012, approximately 50% of ACC’s net operating revenues were derived from the operations of ACC’s subsidiaries.

Income Taxes

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between ACC and Perpetual, we are required to pay to Perpetual our federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia (and effective for Fiscal 2012, also the District of Columbia), which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined state income tax liability, computed based upon statutory state income tax rates applied to our combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable by us to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

Intangible Assets

Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. The carrying value of our indefinite-lived intangible assets, consisting of broadcast licenses, was $11,590 at September 30, 2011 and 2012, respectively. We evaluate the remaining life of our broadcast licenses each period. While broadcast licenses are granted by the FCC for a fixed period of time, renewals of these licenses have occurred routinely and at nominal cost. Costs associated with the renewal of broadcast licenses are expensed as incurred. Other intangible assets, consisting of favorable terms on contracts and leases, were amortized over the terms of the respective contracts and leases, and these assets became fully amortized during Fiscal 2008.

Our indefinite-lived intangible assets, consisting of broadcast licenses, are not amortized but are subject to impairment tests annually on September 30 as well as on an interim basis whenever events indicate that impairment may exist. In Fiscal 2012, we early adopted the recent accounting guidance related to testing indefinite-lived intangible assets for impairment. This guidance did not change the measurement of impairment, but did provide entities with the option of performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, before further quantitative impairment testing is necessary. As part of our qualitative assessment, the factors that we considered for our broadcast licenses on a station-by-station basis included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which our stations operate, (b) our ability to access capital, (c) changes in the broadcast industry, (d) changes in the operating model of a broadcast station, including customer base, cost structure and the emergence of new technologies, (e) comparison of our current financial performance to historical and budgeted results, and (f) comparison of the excess of the fair value of our of broadcast licenses to the carrying value of those licenses, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined for our broadcast licenses on a station-by-station basis, that it was more likely than not that our broadcast licenses were not impaired.

If we had concluded through our qualitative assessment that it was more likely than not that our broadcast licenses were impaired, or if we chose to bypass the qualitative assessment, we would have performed a quantitative assessment using an income approach consistent with the methodology used in our historical valuation assessments to determine the fair value of our broadcast licenses on a station-by-station basis. If the results of such assessment had yielded that the carrying value of a station’s broadcast licenses exceed the fair value, we would have recorded such excess as the amount of impairment. The income approach assumes an initial hypothetical start-up operation, maturing into an average performing independent or non-affiliated station in a specific television market and giving consideration to other relevant factors such as the number of competing stations within that market. The net cash flows of this hypothetical average market participant are projected from the first year start-up to perpetuity and then discounted back to net present value. The calculated valuation is compared to market transactions in order to confirm the results of the income approach. The key valuation assumptions in estimating the fair value under this method include, but are not limited to: (a) pre-tax discount rate; (b) compound annual market revenue growth rates; and (c) operating profit margins, excluding depreciation and amortization, for an average market participant in our specific markets after the hypothetical start-up period. The income approach was used as the basis for our quantitative assessments during Fiscal 2010 and Fiscal 2011 and the assumptions used in those assessments did not fluctuate significantly between periods. Further, the results of our impairment tests for those periods indicated that none of our broadcast licenses were impaired.

The performance of impairment tests requires significant management judgment. Future events affecting cash flows, general economic or market conditions or accounting standards could result in impairment losses.

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

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between us and Perpetual, we are required to pay to Perpetual our federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia (and effective for Fiscal 2012, also the District of Columbia), which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined state income tax liability, computed based upon statutory state income tax rates applied to our combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes certain fair value measurement principles and enhances the related disclosures requirements. We adopted this guidance as of January 1, 2012. The adoption had no effect on our financial position or results of operations.

In September 2011, the FASB issued new guidance regarding requiring additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. These disclosures are required for annual periods ending after December 15, 2011. We have included these required disclosures in the accompanying financial statement footnotes to this Form 10-K. See Note 9.

In July 2012, the FASB issued new guidance regarding testing indefinite-lived intangible assets for impairment which is intended to reduce the cost and complexity of the annual indefinite-lived asset impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We early adopted this guidance as part of our annual impairment assessment of our broadcast licenses as of September 30, 2012. The adoption of this guidance had no effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

(dollars in thousands)

At September 30, 2012, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At September 30, 2012, the carrying value of such debt was $455,000, the fair value was approximately $495,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

See Index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using the framework in Internal Control – Integrated Framework, management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

Executive Officers and Directors

Executive officers and directors of ACC are as follows:

Name	Age	Title
Barbara B. Allbritton	75	Executive Vice President and Director
Robert L. Allbritton	43	Chairman, Chief Executive Officer and Director
Frederick J. Ryan, Jr.	57	Vice Chairman, President, Chief Operating Officer and Director
Jerald N. Fritz	61	Senior Vice President, Legal and Strategic Affairs, General Counsel
Stephen P. Gibson	47	Senior Vice President and Chief Financial Officer
James C. Killen, Jr.	50	Vice President, Sales

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

As a director, Mrs. Allbritton brings institutional knowledge and continuity to the board, having served for 37 years. In addition, her experience in media, banking, insurance and real estate enable her to provide knowledgeable guidance to the Company in these areas. Her experience in serving on multiple boards, including the board of a medical college as well as boards of civic, educational and charitable institutions has provided her insight on a variety of different corporate governance methods and has enabled her to provide guidance to the ACC board that incorporates these experiences.

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

FREDERICK J. RYAN, JR. has been President of ACC since February 2001, Chief Operating Officer since 1998 and a Director and its Vice Chairman since 1995. He has served as Senior Vice President and Executive Vice President of ACC and is an officer of each of its television subsidiaries. He is also Manager, President and founding Chief Executive Officer of Capital News Company, LLC, publisher of POLITICO. He previously served as Chief of Staff to former President Ronald Reagan (1989-1995) and Assistant to the President in the White House (1982-1989). Prior to his government service, Mr. Ryan was an attorney with the Los Angeles firm of Hill, Farrer and Burrill. Mr. Ryan presently serves as Chairman of the Ronald Reagan Presidential Library Foundation, Chairman of the White House Historical Association, a Trustee of Ford’s Theatre, a Trustee of the National Museum of American History, a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California and a member of the Board of Directors of the Jim Pattison Group, Inc. In 2009, he was appointed by President Obama as Chairman of the Ronald Reagan Centennial Commission.

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

The Company provides all eligible employees a 50% matching contribution on up to 6% of compensation deferred through an IRS qualified 401(k) savings plan. Under the 401(k) plan, employees may contribute a portion of their compensation subject to IRS limitations. Effective July 1, 2010, the Company reinstated matching contributions that were suspended during 2009 in an amount equal to 25% of the contribution of the employee not to exceed 6% of the compensation of the employee, and effective June 1, 2011, the Company reinstated its full matching contribution of 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The Company does not have a defined benefit pension plan.

Health Benefits. All full-time employees, including our named executive officers, may participate in our group health benefit program, including medical, dental and vision care coverage, disability insurance and life insurance. In addition, our named executive officers are also covered under a supplemental executive long-term disability insurance program.

Determination of Fiscal 2012 Compensation

Our goals for Fiscal 2012 were to provide an executive compensation program that was equitable in a competitive marketplace and recognized and rewarded individual achievements. To achieve such goals, we relied primarily on base salaries, cash bonuses and other compensation for each of our named executive officers. Compensation levels for each named executive officer were determined based on the position and responsibility of such executive, his impact on the operation and financial performance of the Company and the knowledge and experience of such executive. These factors were considered as a group, without particular weight given to any single factor, and were necessarily subjective in nature.

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal years ended September 30, 2010, 2011 and 2012:

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation (5)	Total
Robert L. Allbritton (1)	2012	$750,000	$—	$—	$750,000
Chairman and	2011	750,000	—	—	750,000
Chief Executive Officer	2010	750,000	—	—	750,000
Frederick J. Ryan, Jr. (2)	2012	585,000	100,000	47,914	732,914
President and Chief	2011	585,000	100,000	43,017	728,017
Operating Officer	2010	585,000	100,000	37,439	722,439
Stephen P. Gibson (3)	2012	370,000	165,000	37,274	572,274
Senior Vice President and	2011	360,000	100,000	35,937	495,937
Chief Financial Officer	2010	340,000	140,000	30,945	510,945
James C. Killen, Jr.	2012	370,000	150,000	48,400	568,400
Vice President, Sales	2011	360,000	85,000	43,697	488,697
	2010	347,500	120,000	38,660	506,160
Jerald N. Fritz (4)	2012	330,000	130,000	37,968	497,968
Senior Vice President, Legal	2011	320,000	65,000	35,660	420,660
and Strategic Affairs	2010	307,500	90,000	31,123	428,623

(1)	Robert L. Allbritton is paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
(2)	Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family.
(3)	Stephen P. Gibson is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Gibson is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family.
(4)	Jerald N. Fritz is paid cash compensation by ACC for services to ACC and Perpetual. Of the compensation shown in the table for Mr. Fritz, $36,900, $86,400 and $89,100 represent the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2010, 2011, and 2012 respectively.
(5)	Amounts in this column consist of dollar values of perquisites and other benefits including amounts contributed by the Company on behalf of our named executive officers to our defined contribution 401(k) savings plan, use of a Company-provided automobile or an automobile allowance, premiums for group health and term life insurance and executive disability plans, parking and club membership reimbursements.

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

Compensation Committee Report

Our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2012.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

(dollars in thousands)

Distributions to Related Parties

ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2012, ACC made cash advances to Perpetual of $17,913. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual for federal and state income taxes of $15,878 and made payments to Perpetual for federal and state income taxes in the amount of $15,878. There were no taxes due to Perpetual at September 30, 2012. See “Income Taxes” below.

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2012 and through December 13, 2012, we made cash advances to Perpetual of $30,000.

Management Fees

We paid management fees of $600 to Perpetual for Fiscal 2012, and we expect that management fees to be paid to Perpetual during Fiscal 2013 will approximate the amount paid for Fiscal 2012. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the net allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

Income Taxes

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between ACC and Perpetual, ACC is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia (and effective for Fiscal 2012, also the District of Columbia) which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined state income tax liability, computed based upon statutory state income tax rates applied to our combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable by us to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

Office Space

We provide certain office space to Irides, LLC (“Irides”). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. (“ANMI”) which in turn is an 80%-owned subsidiary of Perpetual. Charges for this space totaled $163 for Fiscal 2012, and we expect to receive approximately the same amount during Fiscal 2013. We believe that the terms of the lease are substantially the same or at least as favorable to ACC as those prevailing for comparable arrangements involving nonaffiliated companies.

We provide certain office space and facilities-related services to POLITICO. POLITICO was a wholly-owned subsidiary of ACC until November 13, 2009, at which time the equity interests of POLITICO were distributed to Perpetual. Charges for this office space and related services totaled $1,050 for Fiscal 2012, and we expect to receive approximately the same amount during Fiscal 2013. We believe that these terms are substantially the same or at least as favorable to ACC as those prevailing for comparable arrangements involving nonaffiliated companies.

Internet Services

We have entered into various agreements with Irides to provide our stations with website design, hosting and maintenance services. We incurred fees of $366 to Irides during Fiscal 2012, and we expect to pay approximately the same amount in Fiscal 2013. We believe that the terms and conditions of the agreements are substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

POLITICO provides us with certain website development services. We were charged $163 for such services during Fiscal 2012 based on POLITICO’s actual cost to provide these services. We anticipate that such charges in Fiscal 2013 will approximate the amount charged in Fiscal 2012. We believe these charges are substantially the same or at least as favorable to ACC as those prevailing for comparable services from nonaffiliated companies.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(dollars in thousands)

PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2012 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2013.

The fees billed by PricewaterhouseCoopers LLP for 2011 and 2012 were as follows:

	2011	2012
Audit fees	$298	$306
Audit-related fees	—	—
Tax fees	—	—
All other fees	7	7

Total	$305	$313

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

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (the “Company”) at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

McLean, VA

December 13, 2012

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2011	2012
ASSETS
Current assets
Cash and cash equivalents	$2,402	$17,074
Accounts receivable, less allowance for doubtful accounts of $1,551 and $1,471	36,845	37,163
Program rights	6,215	7,279
Deferred income taxes	1,415	1,114
Other	2,429	2,354

Total current assets	49,306	64,984

Property, plant and equipment, net	38,234	31,090
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	13,866	14,062
Program rights	242	114
Deferred financing costs and other	9,195	7,786

	$122,433	$129,626

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$2,525	$1,732
Accrued interest payable	13,854	13,837
Program rights payable	8,484	8,828
Accrued employee benefit expenses	4,757	5,220
Other accrued expenses	3,492	5,412

Total current liabilities	33,112	35,029

Long-term debt	460,000	455,000
Program rights payable	464	109
Deferred income taxes	1,348	810
Deferred rent and other	7,076	7,228

Total liabilities	502,000	498,176

Commitments and contingent liabilities (Note 10)
Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	63,834	92,764
Distributions to owners, net (Note 8)	(493,033)	(510,946)

Total stockholder’s investment	(379,567)	(368,550)

	$122,433	$129,626

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

	Year Ended September 30,
	2010	2011	2012
Operating revenues, net	$201,200	$196,923	$214,238

Television operating expenses, excluding depreciation and amortization	109,140	115,450	113,758
Depreciation and amortization	8,863	9,500	9,624
Corporate expenses	6,176	6,731	7,054

	124,179	131,681	130,436

Operating income	77,021	65,242	83,802
Nonoperating income (expense)
Interest income
Related party	215	—	328
Other	3	—	—
Interest expense	(37,469)	(37,201)	(36,984)
Loss on early repayment of debt	(10,408)	—	—
Other, net	1,057	(1,823)	(1,542)

Income from continuing operations before income taxes	30,419	26,218	45,604
Provision for income taxes	6,888	8,759	16,674

Income from continuing operations	23,531	17,459	28,930
Income from discontinued operations, net of income taxes (Note 7)	1,641	—	—

Net income	25,172	17,459	28,930
Retained earnings, beginning of year	28,332	46,375	63,834
Distribution of Politico, net (Note 7)	(7,129)	—	—

Retained earnings, end of year	$46,375	$63,834	$92,764

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2010	2011	2012
Cash flows from operating activities:
Net income	$25,172	$17,459	$28,930

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,876	9,500	8,864
Loss on early repayment of debt	10,408	—	—
Other noncash charges	1,514	1,486	1,429
Provision for doubtful accounts	599	612	559
(Gain) loss on disposal of assets	(2,485)	231	760
Tax effect of Politico distribution	(1,766)	—	—
Change in taxes due under tax sharing agreement	(2,045)	—	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(9,250)	625	(877)
Program rights	79	4,552	(936)
Other current assets	(462)	(189)	75
Deferred income taxes	2,879	2,333	301
Other noncurrent assets	(200)	(233)	(197)
Increase (decrease) in liabilities:
Accounts payable	1,146	(648)	(793)
Accrued interest payable	4,878	(1,536)	(17)
Program rights payable	(141)	(4,808)	(11)
Accrued employee benefit expenses	1,021	(605)	463
Other accrued expenses	208	(1,729)	1,920
Deferred incomes taxes	—	1,348	(538)
Deferred rent and other liabilities	(4,289)	(1,094)	152

Total adjustments	10,970	9,845	11,154

Net cash provided by operating activities	36,142	27,304	40,084

Cash flows from investing activities:
Capital expenditures	(5,666)	(9,710)	(2,808)
Proceeds from disposal of assets	93	239	328

Net cash used in investing activities	(5,573)	(9,471)	(2,480)

Cash flows from financing activities:
Proceeds from issuance of debt	455,000	—	—
Principal payments on long-term debt	(455,000)	—	—
Borrowings under line of credit	79,750	58,000	63,500
Repayments under line of credit	(86,250)	(68,000)	(68,500)
Redemption premium and related costs of early repayment of debt	(6,892)	—	—
Deferred financing costs	(10,557)	—	(19)
Distributions to owners	(5,905)	(8,310)	(17,913)

Net cash used in financing activities	(29,854)	(18,310)	(22,932)

Net increase (decrease) in cash and cash equivalents	715	(477)	14,672
Cash and cash equivalents, beginning of year	2,164	2,879	2,402

Cash and cash equivalents, end of year	$2,879	$2,402	$17,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,334	$38,709	$36,988

Cash paid for state income taxes	$250	$172	$972

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

The Company owned and operated POLITICO, a specialized newspaper and Internet site (politico.com), from its launch in 2007 until November 13, 2009, at which time the equity interests of POLITICO were distributed to Perpetual. See Note 7.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Revenue recognition—Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $4,943, $4,708 and $4,030 for the years ended September 30, 2010, 2011 and 2012, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems, direct broadcast satellite service providers and telephone company operators.

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

Intangible assets—Intangible assets consist of values assigned to broadcast licenses as well as favorable terms on contracts and leases. The amounts originally assigned to intangible assets were based on the results of independent valuations. Intangible assets deemed to have indefinite-lives, consisting of broadcast licenses, are not amortized but are subject to tests for impairment at least annually each September 30, or whenever events indicate that impairment may exist. The Company also evaluates the remaining life of its broadcast licenses each period. While broadcast licenses are granted by the Federal Communications Commission (FCC) for a fixed period of time, renewals of these licenses have occurred routinely and at nominal cost. Costs associated with the renewal of broadcast licenses are expensed as incurred. Other intangible assets, consisting of favorable terms on contracts and leases, are amortized over their useful lives.

Impairment of indefinite-lived intangible assets—When the Company assesses its indefinite-lived intangible assets for impairment it has the option of performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, before further quantitative impairment testing is necessary. Relevant factors considered under the qualitative assessment include, but are not limited to, whether there have been changes in macroeconomic conditions, the broadcast industry, the operating model of a broadcast station, the Company’s financial performance and the results of its most recent quantitative assessment. The Company considers these factors and the impact that changes in such factors would have on the inputs used in its most recent quantitative assessment to determine whether, on a station-by-station basis, it is more likely than not that any of its broadcast licenses are impaired.

If the Company concludes through its qualitative assessment that it is more likely than not that its broadcast licenses are impaired, or if the Company chooses to bypass the qualitative assessment, the Company would perform a quantitative assessment using an income approach consistent with the methodology used in historical valuation assessments to determine the fair value of the broadcast licenses on a station-by-station basis. If the results of such assessment yield that the carrying value of a station’s broadcast license exceeds the fair value, any excess would be recorded as the amount of impairment. The income approach assumes an initial hypothetical start-up operation, maturing into an average performing independent or non-affiliated station in a specific television market and giving consideration to other relevant factors such as the number of competing stations within that market. The net cash flows of this hypothetical average market participant are projected from the first year start-up to perpetuity and then discounted back to net present value. The calculated valuation is compared to market

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

transactions in order to confirm the results of the income approach. The key valuation assumptions include the pre-tax discount rate, the compound annual market revenue growth rates, and operating profit margins, excluding depreciation and amortization, after the hypothetical start-up period. The inputs used in this assessment are considered to be Level 3 in the fair value hierarchy. See “Fair value” below.

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

Concentration of credit risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents and receivables from advertisers. The Company invests its excess cash with high-credit quality financial institutions, and concentrations of credit risk with respect to receivables from advertisers are limited as the Company’s advertising base consists of large national advertising agencies and high-credit quality local advertisers.

Income taxes—The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company’s consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia (and effective for Fiscal 2012, also the District of Columbia), which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined state income tax liability, computed based upon statutory state income tax rates applied to the Company’s combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

Discontinued operations—The consolidated statements of operations and retained earnings separately present discontinued operations and the results of continuing operations. See Note 7. Discontinued operations have not been segregated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree directly with the accompanying consolidated statements of operations and retained earnings. Footnote disclosures include both continuing and discontinued operations unless noted otherwise.

Fair value—The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments.

Accounting guidance provides a fair value hierarchy to categorize three levels of inputs that may be used to measure fair value. The three levels are as follows:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

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

New Accounting Standards—In May 2011, the Financial Accounting Standards Board (FASB) issued new guidance that changed certain fair value measurement principles and enhanced the related disclosure requirements. The Company adopted this guidance as of January 1, 2012. The adoption had no effect on the Company’s financial position or results of operations.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In September 2011, the FASB issued new guidance requiring additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. These disclosures are required for annual periods ending after December 15, 2011. The Company has included these required disclosures in the accompanying footnotes. See Note 9.

In July 2012, the FASB issued new guidance regarding testing indefinite-lived intangible assets for impairment which is intended to reduce the cost and complexity of the annual indefinite-lived asset impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early adopted this guidance as part of its annual impairment assessment of its broadcast licenses as of September 30, 2012. The adoption of this guidance had no effect on the Company’s financial position or results of operations.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30,
	2011	2012
Buildings and leasehold improvements	$32,965	$32,250
Furniture, machinery and equipment	115,223	105,795

	148,188	138,045
Less accumulated depreciation	(114,702)	(109,439)

	33,486	28,606
Land	2,147	1,951
Construction-in-progress	2,601	533

	$38,234	$31,090

Depreciation and amortization expense was $8,876, $9,500 and $9,624 for the years ended September 30, 2010, 2011 and 2012, respectively.

The FCC granted to Sprint Nextel Corporation (Nextel) the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country. In order to claim this spectrum, Nextel was required to replace all of the broadcasters’ electronic newsgathering equipment using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters. This exchange of equipment was completed on a market by market basis. As the equipment was exchanged and placed into service in each of the Company’s

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

markets, a gain was recorded to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged.

During the year ended September 30, 2010, the fair market value of the equipment received and placed into service was $2,591. This amount was recorded as an addition to property, plant and equipment, but is not included in capital expenditures in the accompanying consolidated statement of cash flows as no cash was involved in the exchange. The excess of fair market value as compared to the book value of equipment exchanged and placed into service of $2,591 for the year ended September 30, 2010 was recorded as a non-cash gain in other, net nonoperating income in the accompanying consolidated financial statements. There were no exchanges during the years ended September 30, 2011 and 2012.

NOTE 4—INTANGIBLE ASSETS

The carrying value of the Company’s indefinite-lived intangible assets, consisting of its broadcast licenses, at September 30, 2011 and 2012 was $11,590.

The Company tests its indefinite-lived intangible assets for impairment annually on September 30 as well as on an interim basis whenever events indicate that an impairment may exist. The annual impairment tests as of September 30, 2011 and 2012 indicated that none of the broadcast licenses were impaired. No impairment charges were recorded during the years ended September 30, 2010, 2011 and 2012.

The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2011 or 2012 as these intangible assets are fully amortized.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE 5—LONG-TERM DEBT

Outstanding debt consists of the following:

	September 30,
	2011	2012
Senior Notes, due May 15, 2018 with interest payable semi-annually at 8%	$455,000	$455,000
Credit Agreement, maximum amount of $60,000, expiring April 30, 2015, secured by the assets and outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates either from prime plus 1.50% to prime plus 2.25% or from LIBOR plus 2.75% to LIBOR plus 3.50% depending on certain financial operating tests	5,000	—

	460,000	455,000
Less current maturities	—	—

	$460,000	$455,000

Effective April 30, 2012 the maturity date of the Company’s Credit Agreement was extended from April 29, 2013 to April 30, 2015 with no change in terms.

Unamortized deferred financing costs of $8,758 and $7,348 at September 30, 2011 and 2012, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2010, 2011 and 2012 was $1,305, $1,486 and $1,429 respectively, which is included in other nonoperating expenses.

Under the borrowing agreements for each of the Senior Notes and the Credit Agreement, the Company is subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. The Credit Agreement contains the most restrictive covenants and limitations of this nature. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of the Senior Notes. Compliance with the financial maintenance covenants under the Credit Agreement is measured at the end of each quarter, and as of September 30, 2012, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the Credit Agreement.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimates the fair value of its Senior Notes to be approximately $428,000 and $495,000 at September 30, 2011 and 2012, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s Credit Agreement approximated fair value at September 30, 2011. This estimate was determined using a discounted cash flow analysis which is considered to be a Level 3 input. There was no amount outstanding under the Company’s Credit Agreement as of September 30, 2012.

NOTE 6—INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	Years Ended September 30,
	2010	2011	2012
Continuing operations	$6,888	$8,759	$16,674
Discontinued operations	1,028	—	—

	$7,916	$8,759	$16,674

	Years Ended September 30,
	2010	2011	2012
Current
Federal	$6,761	$5,739	$14,472
State	(1,745)	(661)	2,439

	5,016	5,078	16,911

Deferred
Federal	4,986	3,101	(670)
State	(2,086)	580	433

	2,900	3,681	(237)

	$7,916	$8,759	$16,674

The provision for income taxes for the year ended September 30, 2010 does not include the current tax effect of the distribution of the equity interests of POLITICO to Perpetual on

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

November 13, 2009. Such tax effect of $1,766 was reflected as a reduction to stockholder’s investment during the year ended September 30, 2010 in accordance with the accounting rules for such transactions. See Note 7.

The components of deferred income tax assets (liabilities) are as follows:

	September 30,
	2011	2012
Deferred income tax assets:
State and local net operating loss carryforwards	$2,839	$2,321
Accrued employee benefits	352	183
Deferred rent	2,084	1,896
Deferred revenue	303	523
Allowance for accounts receivable	615	579
Other	752	731

	6,945	6,233
Less valuation allowance	(231)	(229)

	6,714	6,004

Deferred income tax liabilities:
Property, plant and equipment	(4,883)	(3,844)
Intangible assets	(1,764)	(1,856)

Net deferred income tax assets	$67	$304

The deferred tax asset related to state and local net operating loss carryforwards of $2,321 at September 30, 2012 represents approximately $44,000 in state and local net operating loss carryforwards in certain jurisdictions which are available for future use for state and local income tax purposes and expire in various years from 2013 through 2030.

The decrease in the valuation allowance for deferred tax assets of $11 and $2 during the years ended September 30, 2011 and 2012, respectively, principally resulted from the expiration of net operating loss carryforward periods.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for income before cumulative effect of change in accounting principle:

	Years ended September 30,
	2010	2011	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(1.9)	0.1	4.5
Permanent items, principally a domestic production deduction	(0.5)	(1.2)	(2.6)
Change in valuation allowance	(8.7)	—	—
Other, net	—	(0.5)	(0.3)

Effective income tax rate	23.9%	33.4%	36.6%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at October 1, 2009	$4,569
Increases related to current year tax positions	384
Reductions related to expiration of statutes of limitations	(2,111)
Reductions related to expiration of net operating loss carryforwards	(157)

Gross unrecognized tax benefits at September 30, 2010	2,685
Increases related to current year tax positions	—
Reductions related to expiration of statutes of limitations	(1,281)

Gross unrecognized tax benefits at September 30, 2011	1,404
Increases related to current year tax positions	—
Reductions related to expiration of statutes of limitations	(166)

Gross unrecognized tax benefits at September 30, 2012	$1,238

As of September 30, 2011 and 2012, the Company had unrecognized tax benefits of $1,404 and $1,238, respectively. If all such benefits were recognized, $913 and $804, respectively, would have a favorable impact on the effective tax rate. Of the total gross unrecognized tax benefits of $1,404 at September 30, 2011, $642 were recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $762 represented net operating

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

losses which have not been recorded in accordance with the rules surrounding uncertain tax positions. Of the total gross unrecognized tax benefits of $1,238 at September 30, 2012, $766 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $472 represents net operating losses which have not been recorded in accordance with the rules surrounding uncertain tax positions.

The Company expects that it is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months in the approximate range of $100 to $300, primarily due to the expected expiration of certain statutes of limitations.

The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $95 and $141 at September 30, 2011 and 2012, respectively. During the year ended September 30, 2011 the Company recognized a reduction in accrued interest and penalties of $343, while during the year ended September 30, 2012, the Company recognized an increase in accrued interest and penalties of $46.

The Company is no longer subject to Federal or state income tax examinations for years prior to the Company’s fiscal year ended September 30, 2009, although certain of the Company’s net operating loss carryforwards generated prior to September 30, 2009 remain subject to examination.

The Company’s operations are included in a consolidated federal income tax return and certain combined state income tax returns filed by Perpetual. Income tax expense is calculated and recorded in accordance with the accounting rules for income taxes as if the Company was a separate taxpayer from Perpetual. The Company makes payments to Perpetual in accordance with the terms of a tax sharing agreement between Perpetual and the Company.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

POLITICO’s operating results for the year ended September 30, 2010 were as follows:

Operating revenues, net	$5,198
Total expenses	2,529

Income before taxes	2,669
Provision for income taxes	1,028

Net income from discontinued operations	$1,641

NOTE 8—TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder’s investment and described as “distributions” in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $474,338, $483,381and $494,791 during Fiscal 2010, 2011, and 2012 respectively.

On November 13, 2009, the equity interests of POLITICO were distributed to Perpetual. See Note 7.

The operations of the Company are included in a consolidated federal income tax return and certain combined state income tax returns filed by Perpetual. The Company is charged by Perpetual and makes payments to Perpetual for federal and combined state income taxes, which are computed in accordance with the terms of a tax sharing agreement between the Company and Perpetual.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The components of distributions to owners and the related activity during Fiscal 2010, 2011 and 2012 consist of the following:

	Distributions to Owners and Dividends	Federal and State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2009	$478,818	$(2,045)	$476,773
Cash advances to Perpetual	5,905		5,905
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(9,272)	(9,272)
Payment of income taxes		11,317	11,317

Balance as of September 30, 2010	484,723	—	484,723
Cash advances to Perpetual	8,310		8,310
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(6,411)	(6,411)
Payment of income taxes		6,411	6,411

Balance as of September 30, 2011	493,033	—	493,033
Cash advances to Perpetual	17,913		17,913
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(15,878)	(15,878)
Payment of income taxes		15,878	15,878

Balance as of September 30, 2012	$510,946	$—	$510,946

Subsequent to September 30, 2012 and through December 13, 2012 the Company made net distributions to owners of $30,000.

Other Transactions with Related Parties

During the years ended September 30, 2010 and September 30, 2012, the Company earned interest income from Perpetual of $215 and $328, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual. No advances of tax payments were made during the year ended September 30, 2011.

The Company paid management fees of $600 to Perpetual for each of the years ended September 30, 2010, 2011 and 2012.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company’s stations with certain website design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $330, $360 and $366 to Irides during the years ended September 30, 2010, 2011 and 2012, respectively. These fees are included in television operating expenses in the consolidated statements of operations. The Company also provides certain office space to Irides. Charges for this space totaled $154, $159 and $163 for the years ended September 30, 2010, 2011 and 2012, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations.

Subsequent to the distribution of the equity interests of POLITICO to Perpetual on November 13, 2009 (see Note 7), POLITICO has provided the Company with certain website development services. The Company was charged $739 for such services during the period from November 14, 2009 through September 30, 2010. Of this amount, $495 was capitalized and $244 was included in television operating expenses in the consolidated statements of operations. The Company was charged $520 and $163 for such services during the years ended September 30, 2011 and 2012, respectively. During the year ended September 30, 2011, $41 of the total amount was capitalized and $479 was included in television operating expenses in the consolidated statements of operations. There were no amounts capitalized during the year ended September 30, 2012. The Company also provides certain office space and facilities-related services to POLITICO. Such charges totaled $667 for the period from November 14, 2009 through September 30, 2010 and $1,054 and $1,050 for the years ended September 30, 2011 and 2012, respectively, and are included as an offset to television operating expenses in the consolidated statements of operations.

NOTE 9—RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The Company’s matching contribution changed during the fiscal periods presented. Effective July 1, 2010, the Company reinstated matching contributions that were suspended during 2009 in an amount equal to 25% of the contribution of the employee not to exceed 6% of the compensation of the employee. Effective June 1, 2011, the Company reinstated its full matching contribution of 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $35, $628 and $1,094 for the years ended September 30, 2010, 2011 and 2012, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union represented employees in accordance with the terms of the applicable collective bargaining agreements. Certain union represented employees are permitted

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

to participate in Company sponsored benefits; however others are required by the applicable collective bargaining agreement to participate in union sponsored benefits. Substantially all of the union represented employees that participate in union sponsored benefits, are covered under the AFTRA Health Plan, Employer Identification Number (EIN) 13-3467049, Plan No. 502, and the AFTRA Retirement Plan, EIN 13-6414972, Plan No. 001 (the Plan, or collectively, the Health and Retirement Fund). The Company does not sponsor or administer either of those plans. The Company’s contributions to the Health and Retirement Fund are set out in the Company’s collective bargaining agreement with AFTRA (the Agreement), which expires on September 30, 2013. The Agreement requires the Company to pay the Health and Retirement Fund amounts based on each eligible employee’s salary, not to exceed an agreed upon salary limit. The amounts contributed to the Health and Retirement Fund totaled approximately $603, $603 and $663 for the years ended September 30, 2010, 2011 and 2012, respectively, and did not represent greater than 5% of the total Plan contributions. The Company does not control the application of contributions to the separate AFTRA Health and Retirement Plans. In addition, the Company was not required to pay a surcharge to the Plan during the years presented.

The risks of participating in a multi-employer pension plan differ from a single-employer pension plan primarily due to the following:

•	Assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to a multi-employer pension plan, the unfunded obligations of that plan may be borne by the remaining participating employers; and

•

If a participating employer stops participating in a multi-employer pension plan, that employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Plan was not in endangered or critical status during any of the years presented, as defined under the Pension Protection Act of 2006. Accordingly, no funding improvement or rehabilitation plan has been implemented or is pending. The Plan elected to extend the amortization period for its 2008 net investment losses and to smooth the net investment losses over ten years in the actuarial value of assets.

NOTE 10—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating leases pursuant to noncancellable lease term expiring in various years through 2023. Certain leases contain provisions for renewal and extension. In addition, the Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2012. The Company has also entered into new network affiliation agreements with ABC, expiring December 31, 2017. Under these agreements, the Company must make specific minimum

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

payments for the various program rights. The Company has also entered into various employment contracts which include future guaranteed payments.

Future minimum lease payments for these operating leases, contractual program commitments and employment contracts which have remaining terms in excess of one year as of September 30, 2012, are as follows:

	Operating Leases	Program Rights	Employment Contracts
Year ending September 30,
2013	$5,856	$8,744	$11,081
2014	6,000	18,865	3,339
2015	6,026	20,095	1,920
2016	6,048	21,132	1,687
2017	4,633	19,048	345
2018 and thereafter	2,821	5,568	90

	$31,384	$93,452	$18,462

Rental expense under operating leases aggregated approximately $4,200 for each of the years ended September 30, 2010, 2011 and 2012.

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

SCHEDULE II

ALLBRITTON COMMUNICATIONS COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Classification	Balance at beginning of year	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of year
Year ended September 30, 2010:
Allowance for doubtful accounts	$1,569	$599		(144	)<1>	$(415	)<2>	$1,609

Valuation allowance for deferred income tax assets	$2,972	$262	<3>	$—		$(2,992	)<4>	$242

Year ended September 30, 2011:
Allowance for doubtful accounts	$1,609	$612		$—		$(670	)<2>	$1,551

Valuation allowance for deferred income tax assets	$242	$—		$—		$(11	)<4>	$231

Year ended September 30, 2012:
Allowance for doubtful accounts	$1,551	$559		$—		$(639	)<2>	$1,471

Valuation allowance for deferred income tax assets	$231	$—		$—		$(2	)<4>	$229

<1>	Represents the distribution of the equity interests of POLITICO on November 13, 2009.
<2>	Write-off of uncollectible accounts, net of recoveries and collection fees.
<3>	Represents valuation allowance established related to certain net operating loss carryforwards and other deferred tax assets for state income tax purposes.
<4>	Represents reduction of valuation allowance relating to certain net operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY

By:	/S/ ROBERT L. ALLBRITTON
Robert L. Allbritton Chairman and Chief Executive Officer

Date: December 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ BARBARA B. ALLBRITTON Barbara B. Allbritton	Executive Vice President and Director	December 13, 2012

/S/ ROBERT L. ALLBRITTON Robert L. Allbritton	Chairman, Chief Executive Officer and Director (principal executive officer)	December 13, 2012

/S/ FREDERICK J. RYAN, JR. Frederick J. Ryan, Jr.	Vice Chairman, President, Chief Operating Officer and Director	December 13, 2012

/S/ STEPHEN P. GIBSON Stephen P. Gibson	Senior Vice President and Chief Financial Officer (principal financial officer)	December 13, 2012

/S/ MICHAEL P. LEBER Michael P. Leber	Vice President, Finance (principal accounting officer)	December 13, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

A-1

Exhibit No.	Description of Exhibit	Page No.

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated September 14, 2012)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

A-2

Exhibit No.	Description of Exhibit	Page No.

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

21.1	Subsidiaries of Registrant.

24.1	Powers of Attorney.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment

A-3