Form 10-Q
period 2012-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2013-02-07
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

Number of shares of Common Stock outstanding as of February 7, 2013: 20,000 shares.

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

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. ALSO REFER TO THE RISKS DISCUSSED UNDER THE HEADING “RISK FACTORS” AND OTHER CAUTIONARY LANGUAGE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF.

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2011	2012
Operating revenues, net	$52,615	$71,197

Television operating expenses, excluding depreciation and amortization	28,026	29,718
Depreciation and amortization	2,954	1,715
Corporate expenses	1,653	1,679

	32,633	33,112

Operating income	19,982	38,085

Nonoperating income (expense)
Interest income – related party	—	166
Interest expense	(9,235)	(9,268)
Gain on settlement of insurance policies	—	3,993
Other, net	(399)	(366)

	(9,634)	(5,475)

Income before income taxes	10,348	32,610
Provision for income taxes	3,855	10,592

Net income	6,493	22,018
Retained earnings, beginning of period	63,834	92,764

Retained earnings, end of period	$70,327	$114,782

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

(unaudited)

	September 30, 2012	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$17,074	$2,190
Accounts receivable, less allowance for doubtful accounts of $1,471 and $1,486	37,163	38,963
Insurance proceeds receivable	—	18,102
Program rights	7,279	5,369
Deferred income taxes	1,114	1,114
Other	2,354	2,626

Total current assets	64,984	68,364

Property, plant and equipment, net	31,090	30,499
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	14,062	—
Program rights	114	84
Deferred financing costs and other	7,786	7,444

	$129,626	$117,981

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$1,732	$2,721
Accrued interest payable	13,837	4,787
Program rights payable	8,828	7,000
Accrued employee benefit expenses	5,220	3,554
Other accrued expenses	5,412	3,777

Total current liabilities	35,029	21,839

Long-term debt	455,000	467,000
Program rights payable	109	68
Deferred income taxes	810	524
Deferred rent and other	7,228	7,018

Total liabilities	498,176	496,449

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	92,764	114,782
Distributions to owners, net (Note 4)	(510,946)	(542,882)

Total stockholder’s investment	(368,550)	(378,468)

	$129,626	$117,981

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2011	2012
Cash flows from operating activities:
Net income	$6,493	$22,018

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,265	1,783
Other noncash charges	372	337
Provision for doubtful accounts	134	134
Loss (gain) on disposal of assets	689	(68)
Change in taxes due under tax sharing agreement	3,647	964
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(5,473)	(1,934)
Insurance proceeds receivable	—	(18,102)
Program rights	1,642	1,940
Other current assets	(162)	(272)
Cash surrender value of life insurance	(55)	14,062
Other noncurrent assets	6	5
Increase (decrease) in liabilities:
Accounts payable	(212)	989
Accrued interest payable	(9,112)	(9,050)
Program rights payable	(2,558)	(1,869)
Accrued employee benefit expenses	(1,149)	(1,666)
Other accrued expenses	425	(1,635)
Deferred incomes taxes	(98)	(286)
Deferred rent and other liabilities	(290)	(210)

Total adjustments	(9,929)	(14,878)

Net cash (used in) provided by operating activities	(3,436)	7,140

Cash flows from investing activities:
Capital expenditures	(687)	(1,211)
Proceeds from disposal of assets	319	87

Net cash used in investing activities	(368)	(1,124)

Cash flows from financing activities:
Borrowings under line of credit	26,000	27,500
Repayments under line of credit	(21,000)	(15,500)
Distributions to owners	(2,000)	(32,900)

Net cash provided by (used in) financing activities	3,000	(20,900)

Net decrease in cash and cash equivalents	(804)	(14,884)
Cash and cash equivalents, beginning of period	2,402	17,074

Cash and cash equivalents, end of period	$1,598	$2,190

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2013. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $495,000 and $494,000 at September 30, 2012 and December 31, 2012, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s senior credit facility approximated fair value at December 31, 2012. This estimate was determined using a discounted cash flow analysis, which is considered to be a Level 3 input. There was no amount outstanding under the Company’s senior credit facility as of September 30, 2012.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, was $11,590 at September 30, 2012 and December 31, 2012. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2012 or December 31, 2012 as these intangible assets are fully amortized.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

(unaudited)

NOTE 4 – For the three months ended December 31, 2011 and 2012, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2011	$493,033	$—	$493,033

Cash advances to Perpetual	2,000		2,000
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(3,647)	(3,647)
Payment of income taxes		—	—

Balance as of December 31, 2011	$495,033	$(3,647)	$491,386

Balance as of September 30, 2012	$510,946	$—	$510,946

Cash advances to Perpetual	32,900		32,900
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(10,000)	(10,000)
Payment of income taxes		9,036	9,036

Balance as of December 31, 2012	$543,846	$(964)	$542,882

The average amount of non-interest bearing advances outstanding was $488,750 and $524,834 during the three months ended December 31, 2011 and 2012, respectively.

NOTE 5 – During the three months ended December 31, 2012, company-owned life insurance policies terminated upon the death of the insured, the Company’s founder and former Chairman. As a result, the Company recognized a $3,993 non-taxable gain, recorded as a component of nonoperating income, in the accompanying consolidated statement of operations, representing the difference between the death benefit and the cash surrender value of the policies. The resulting gain served to reduce the Company’s effective tax rate for the three months ended December 31, 2012. Total proceeds of $18,102 from the policies were pending receipt as of December 31, 2012 and are reflected as insurance proceeds receivable in the accompanying consolidated balance sheet as of December 31, 2012.

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

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 2011 and 2012 and the percentage change between the periods:

	Three Months Ended December 31,		Percentage Change
	2011	2012
Operating revenues, net	$52,615	$71,197	35.3%
Operating expenses	32,633	33,112	1.5%

Operating income	19,982	38,085	90.6%
Nonoperating expenses, net	9,634	5,475	(43.2)%
Income tax provision	3,855	10,592	174.8%

Net income	$6,493	$22,018	239.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Dollars in thousands)

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2011 and 2012, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended December 31,
	2011		2012
	Dollars	Percent	Dollars	Percent
Local and national (1)	$43,328	80.8%	$39,146	54.1%
Political (2)	796	1.5%	20,940	29.0%
Subscriber fees (3)	5,833	10.9%	8,643	12.0%
Internet (4)	1,254	2.3%	1,482	2.0%
Trade and barter (5)	1,119	2.1%	1,289	1.8%
Other revenues	1,278	2.4%	822	1.1%

Operating revenues	53,608	100.0%	72,322	100.0%

Fees (6)	(993)		(1,125)

Operating revenues, net	$52,615		$71,197

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended December 31, 2012 totaled $71,197, an increase of $18,582, or 35.3%, when compared to net operating revenues of $52,615 for the three months ended December 31, 2011. This increase primarily reflects increased demand for political advertising and increased subscriber fees.

Local and national advertising revenues decreased $4,182, or 9.7%, during the three months ended December 31, 2012 versus the comparable period in the prior year. This decrease primarily reflects the displacement of local and national advertisers during the peak political advertising period leading up to the November 2012 general election. Such displacement extended to the key automotive category, which decreased 4% during the three months ended December 31, 2012 as compared to the same period in the prior fiscal year.

Political advertising revenues increased by $20,144 to $20,940 for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. In the first quarter of Fiscal 2013, political advertising revenues were primarily generated by spending leading up to the heavily contested

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Dollars in thousands)

2012 presidential election, as well as congressional elections and ballot referendums in several of our markets. There was no comparable activity in the first quarter of Fiscal 2012 with the exception of limited local elections.

Subscriber fees increased $2,810, or 48.2%, during the three months ended December 31, 2012 as compared to the same period of the prior fiscal year. This increase in subscriber fees was primarily due to the fact that a significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and were renewed at increased per subscriber rates. This increase was also due to increases in per subscriber rates in accordance with existing agreements. In addition, a number of additional retransmission consent agreements have been renewed at increased per subscriber rates beginning in January 2013. These renewals will further increase subscriber fees in subsequent quarters.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2012 totaled $33,112, an increase of $479, or 1.5%, compared to total operating expenses of $32,633 for the three months ended December 31, 2011. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,692, a decrease in depreciation and amortization of $1,239 and an increase in corporate expenses of $26.

Television operating expenses, excluding depreciation and amortization, increased $1,692, or 6.0% to $29,718, for the three months ended December 31, 2012 as compared to the same period in Fiscal 2012. This increase was primarily due to increased employee-related and programming expenses. Programming costs increased primarily due to the ABC network returning one hour of daytime to its affiliates to program. In addition, we incurred higher news costs due to the November 2012 general election and other weather-related coverage, as well as increased variable sales-related costs attributable to the increased revenues for the three months ended December 31, 2012.

Operating Income

For the three months ended December 31, 2012, operating income of $38,085 increased $18,103, or 90.6%, when compared to operating income of $19,982 for the three months ended December 31, 2011. For the three months ended December 31, 2012, the operating margin increased to 53.5% from 38.0% for the comparable period in Fiscal 2012. The increases in operating income and margin during the three months ended December 31, 2012 were the result of the increased net operating revenue as discussed above.

Nonoperating Expenses, Net

Gain on Settlement of Insurance Policies. The $3,993 gain on settlement of insurance policies represents the difference between the death benefit and the cash surrender value of company-owned life insurance policies. These policies terminated during the first quarter of Fiscal 2013 upon the death of the insured, our founder and former Chairman.

Income Taxes

The provision for income taxes for the three months ended December 31, 2012 totaled $10,592, an increase of $6,737, or 174.8%, as compared to the provision for income taxes of $3,855 for the three

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Dollars in thousands)

months ended December 31, 2011. The increase in the provision for income taxes during the three months ended December 31, 2012 was primarily due to the $22,262, or 215.1%, increase in income before income taxes, partially offset by the effect of the non-taxable gain on the settlement of insurance policies.

Net Income

For the three months ended December 31, 2012, we recorded net income of $22,018 as compared to $6,493 for the three months ended December 31, 2011. The increase of $15,525, or 239.1%, during the three months ended December 31, 2012 was primarily due to increased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2012 to December 31, 2012 consisted primarily of an increase in insurance proceeds receivable and decreases in the cash surrender value of life insurance, accrued interest payable, program rights, and program rights payable. The increase in insurance proceeds receivable and decrease in the cash surrender value of life insurance is due to the settlement of company-owned life insurance policies. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts, which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on November 15, 2012. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of December 31, 2012, our cash and cash equivalents aggregated $2,190 and we had an excess of current assets over current liabilities of $46,525.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $(3,436) and $7,140 for the three months ended December 31, 2011 and 2012, respectively. The $10,576 increase in cash flows from operating activities as compared to the same period in the prior fiscal year was primarily the result of higher net income, exclusive of the gain on settlement of insurance policies. In addition, we experienced a smaller increase in accounts receivable, as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Dollars in thousands)

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. We made cash advances to Perpetual of $2,000 and $32,900 during the three months ended December 31, 2011 and 2012, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

We were charged under a tax sharing agreement with Perpetual for federal and state income taxes totaling $3,647 and $10,000 during the three months ended December 31, 2011 and 2012, respectively. We made tax payments to Perpetual of $9,036 during the quarter ended December 31, 2012. No tax payments were made to Perpetual during the quarter ended December 31, 2011.

Stockholder’s deficit amounted to $378,468 at December 31, 2012, an increase of $9,918, or 2.7%, from the September 30, 2012 deficit of $368,550. The increase was due to a net increase in distributions to owners of $31,936, partially offset by net income for the three-month period of $22,018. The net increase in distributions to owners was the result of cash advances and tax payments under the tax sharing agreement, partially offset by tax charges.

Indebtedness. Our total debt increased from $455,000 at September 30, 2012 to $467,000 at December 31, 2012. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $12,000 outstanding under our senior credit facility. The increase of $12,000 in total debt from September 30, 2012 to December 31, 2012 was due to net draws under the senior credit facility.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 30, 2015. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of December 31, 2012, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Dollars in thousands)

based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $12,000 was outstanding at December 31, 2012, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2012 and December 31, 2012 are provided below.

	As of September 30, 2012	As of December 31, 2012
Total Leverage Ratio
Calculation:
Total debt	$455,000	$467,000
Consolidated EBITDA, as defined below	$94,200	$111,228
Total debt divided by Consolidated EBITDA	4.83	4.20

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended
	September 30, 2012	December 31, 2012
Net income	$28,930	$44,455
Provision for income taxes	16,674	23,411
Interest expense	36,984	37,017
Loss on disposal of assets	760	3
Depreciation and amortization	8,864	8,382
Provision for doubtful accounts	559	559
Gain on settlement of insurance policies	—	(3,993)
Other noncash charges	1,429	1,394

Consolidated EBITDA	$94,200	$111,228

Consolidated EBITDA is a non-GAAP measure which is only presented for purposes of assisting the reader in understanding our compliance with our financial covenants. We have calculated Consolidated EBITDA in accordance with the specific requirements of our senior credit facility, and this calculation may not be consistent with similarly titled measures used by other

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Dollars in thousands)

companies. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2013 will be in the approximate range of $4,500 to $5,500, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2012 totaled $1,211.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2012, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At December 31, 2012, the carrying value of such debt was $455,000, the fair value was approximately $494,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

February 7, 2013	/s/ Robert L. Allbritton
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

February 7, 2013	/s/ Stephen P. Gibson
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

Exhibit No.	Description of Exhibit	Page No.

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated September 14, 2012)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and	*

Exhibit No.	Description of Exhibit	Page No.
Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment