Form 10-Q
period 2013-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2013-05-09
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of Common Stock outstanding as of May 9, 2013: 20,000 shares.

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

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Operating revenues, net	$47,470	$48,611	$100,085	$119,808

Television operating expenses, excluding depreciation and amortization	28,007	31,120	56,033	60,838
Depreciation and amortization	2,269	1,844	5,223	3,559
Corporate expenses	1,632	1,620	3,285	3,299

	31,908	34,584	64,541	67,696

Operating income	15,562	14,027	35,544	52,112

Nonoperating income (expense)
Interest income
Related party	8	166	8	332
Other	—	86	—	86
Interest expense	(9,269)	(9,255)	(18,504)	(18,523)
Gain on settlement of insurance policies	—	—	—	3,993
Other, net	(400)	(368)	(799)	(734)

	(9,661)	(9,371)	(19,295)	(14,846)

Income before income taxes	5,901	4,656	16,249	37,266
Provision for income taxes	2,211	1,753	6,066	12,345

Net income	3,690	2,903	10,183	24,921
Retained earnings, beginning of period	70,327	114,782	63,834	92,764

Retained earnings, end of period	$74,017	$117,685	$74,017	$117,685

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

(unaudited)

	September 30, 2012	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$17,074	$8,933
Accounts receivable, less allowance for doubtful accounts of $1,471 and $1,648	37,163	38,227
Program rights	7,279	3,533
Deferred income taxes	1,114	1,114
Other	2,354	2,989

Total current assets	64,984	54,796

Property, plant and equipment, net	31,090	30,273
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	14,062	—
Program rights	114	55
Deferred financing costs and other	7,786	7,095

	$129,626	$103,809

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$1,732	$1,588
Accrued interest payable	13,837	13,902
Program rights payable	8,828	4,946
Accrued employee benefit expenses	5,220	3,811
Other accrued expenses	5,412	3,377

Total current liabilities	35,029	27,624

Long-term debt	455,000	455,000
Program rights payable	109	43
Deferred income taxes	810	635
Deferred rent and other	7,228	6,665

Total liabilities	498,176	489,967

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	92,764	117,685
Distributions to owners, net (Note 4)	(510,946)	(553,475)

Total stockholder’s investment	(368,550)	(386,158)

	$129,626	$103,809

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net income	$10,183	$24,921

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,536	3,635
Other noncash charges	743	674
Provision for doubtful accounts	256	267
Loss (gain) on disposal of assets	687	(76)
Change in taxes due under tax sharing agreement	54	2,271
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(386)	(1,331)
Program rights	3,265	3,805
Other current assets	(613)	(635)
Cash surrender value of life insurance	—	14,062
Other noncurrent assets	(100)	17
Increase (decrease) in liabilities:
Accounts payable	(796)	(144)
Accrued interest payable	(11)	65
Program rights payable	(4,204)	(3,948)
Accrued employee benefit expenses	(935)	(1,409)
Other accrued expenses	(159)	(2,035)
Deferred incomes taxes	(121)	(175)
Deferred rent and other liabilities	1,011	(563)

Total adjustments	3,227	14,480

Net cash provided by operating activities	13,410	39,401

Cash flows from investing activities:
Capital expenditures	(1,524)	(2,841)
Proceeds from disposal of assets	327	99

Net cash used in investing activities	(1,197)	(2,742)

Cash flows from financing activities:
Borrowings under line of credit	32,500	33,500
Repayments under line of credit	(37,500)	(33,500)
Distributions to owners	(7,500)	(44,800)

Net cash used in financing activities	(12,500)	(44,800)

Net decrease in cash and cash equivalents	(287)	(8,141)
Cash and cash equivalents, beginning of period	2,402	17,074

Cash and cash equivalents, end of period	$2,115	$8,933

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2013. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $495,000 and $491,000 at September 30, 2012 and March 31, 2013, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. There was no amount outstanding under the Company’s senior credit facility as of September 30, 2012 or March 31, 2013.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, was $11,590 at September 30, 2012 and March 31, 2013. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2012 or March 31, 2013 as these intangible assets are fully amortized.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 4 – For the six months ended March 31, 2012 and 2013, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2011	$493,033	$—	$493,033

Cash advances to Perpetual	7,500		7,500
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(5,698)	(5,698)
Payment of income taxes		5,644	5,644

Balance as of March 31, 2012	$500,533	$(54)	$500,479

Balance as of September 30, 2012	$510,946	$—	$510,946

Cash advances to Perpetual	44,800		44,800
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(11,473)	(11,473)
Payment of income taxes		9,202	9,202

Balance as of March 31, 2013	$555,746	$(2,271)	$553,475

The average amount of non-interest bearing advances outstanding was $490,732 and $534,666 during the six months ended March 31, 2012 and 2013, respectively.

NOTE 5 – During the six months ended March 31, 2013, company-owned life insurance policies terminated upon the death of the insured, the Company’s founder and former Chairman. As a result, the Company recognized a $3,993 non-taxable gain representing the difference between the death benefit and the cash surrender value of the policies. The resulting gain was recorded as a component of nonoperating income during the three months ended December 31, 2012 in the accompanying consolidated statement of operations, and served to reduce the Company’s effective rate for that three-month period as well as for the six months ended March 31, 2013. Total proceeds of $18,102 from the policies were received during the three months ended March 31, 2013.

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

Results of Operations

Set forth below are selected consolidated financial data for the three and six months ended March 31, 2012 and 2013 and the percentage change between the periods:

	Three Months Ended March 31,		Percentage Change	Six Months Ended March 31,		Percentage Change
	2012	2013		2012	2013
Operating revenues, net	$47,470	$48,611	2.4%	$100,085	$119,808	19.7%
Operating expenses	31,908	34,584	8.4%	64,541	67,696	4.9%

Operating income	15,562	14,027	(9.9)%	35,544	52,112	46.6%
Nonoperating expenses, net	9,661	9,371	(3.0)%	19,295	14,846	(23.1)%
Income tax provision	2,211	1,753	(20.7)%	6,066	12,345	103.5%

Net income	$3,690	$2,903	(21.3)%	$10,183	$24,921	144.7%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three and six months ended March 31, 2012 and 2013, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended March 31,				Six Months Ended March 31,
	2012		2013		2012		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$35,861	74.4%	$35,540	72.4%	$79,189	77.8%	$74,686	61.6%
Political (2)	603	1.3%	—	0.0%	1,399	1.4%	20,940	17.2%
Subscriber fees (3)	8,540	17.7%	10,478	21.3%	14,373	14.1%	19,121	15.7%
Internet (4)	1,140	2.4%	1,340	2.7%	2,394	2.4%	2,822	2.3%
Trade and barter (5)	1,124	2.3%	1,258	2.6%	2,243	2.2%	2,547	2.1%
Other revenues	946	1.9%	507	1.0%	2,224	2.1%	1,329	1.1%

Operating revenues	48,214	100.0%	49,123	100%	101,822	100.0%	121,445	100%

Fees (6)	(744)		(512)		(1,737)		(1,637)

Operating revenues, net	$47,470		$48,611		$100,085		$119,808

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended March 31, 2013 totaled $48,611, an increase of $1,141, or 2.4%, when compared to net operating revenues of $47,470 for the three months ended March 31, 2012. This increase is primarily due to increased subscriber fees. Net operating revenues increased $19,723, or 19.7%, to $119,808 for the six months ended March 31, 2013 as compared to $100,085 for the same period in the prior year. This increase primarily reflects increased demand for political advertising and increased subscriber fees.

Local and national advertising revenues were relatively flat during the three months ended March 31, 2013 decreasing $321, or 0.9%, versus the comparable period in the prior year. Local and national advertising revenues decreased $4,503, or 5.7%, during the six months ended March 31, 2013. This decrease primarily reflects the displacement of local and national advertisers during the peak political advertising period leading up to the November 2012 general election. Such displacement extended to the key automotive category, which decreased 2% during the six months ended March 31, 2013 as

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

compared to the same period in the prior fiscal year. In the most recent quarter, automotive advertising increased 1% as compared to the same period in the prior fiscal year.

There was no political advertising during the three months ended March 31, 2013. In the second quarter of Fiscal 2012, political advertising revenues consisted of spending related to presidential primary, congressional primary and local election activity. Political advertising revenues increased $19,541, during the six months ended March 31, 2013 as compared to the same period in Fiscal 2012 due to spending leading up to the heavily contested 2012 presidential election, as well as congressional elections and ballot referendums in several of our markets.

Subscriber fees increased $1,938, or 22.7%, and $4,748, or 33.0%, during the three and six months ended March 31, 2013 as compared to the same periods of the prior fiscal year. These increases in subscriber fees were primarily due to a number of retransmission consent agreements being renewed at increased per subscriber rates beginning in January 2013. In addition, the increase in subscriber fees for the six months ended March 31, 2013 was also due to the fact that a significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and were renewed at increased per subscriber rates. Further, these increases also reflect increases in per subscriber rates in accordance with existing agreements.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2013 totaled $34,584, an increase of $2,676, or 8.4%, compared to total operating expenses of $31,908 for the three-month period ended March 31, 2012. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,113, a decrease in depreciation and amortization of $425 and a decrease in corporate expenses of $12.

Total operating expenses for the six months ended March 31, 2013 totaled $67,696, an increase of $3,155, or 4.9%, compared to total operating expenses of $64,541 for the six-month period ended March 31, 2012. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $4,805, a decrease in depreciation and amortization of $1,664 and an increase in corporate expenses of $14.

Television operating expenses, excluding depreciation and amortization, increased $3,113, or 11.1%, and $4,805, or 8.6%, for the three and six months ended March 31, 2013, respectively, as compared to the same periods in Fiscal 2012. These increases were primarily due to the terms of our new ABC affiliation agreements, which took effect January 1, 2013. Under these agreements, our programming costs have increased as we are required to pay the network in exchange for the right to broadcast ABC programming on our stations. Programming costs also increased beginning with the fall 2012 television season due to the ABC network returning one hour of daytime to its affiliates to program. In addition, the increase in television operating expenses for the six months ended March 31, 2013 was also due to higher news costs related to the November 2012 general election and other weather-related coverage.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Operating Income

For the three months ended March 31, 2013, operating income of $14,027 decreased $1,535, or 9.9%, when compared to operating income of $15,562 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the operating margin decreased to 28.9% from 32.8% for the comparable period in Fiscal 2012. The decreases in operating income and margin during the three months ended March 31, 2013 were the result of increased total operating expenses, partially offset by increased net operating revenue as discussed above.

For the six months ended March 31, 2013, operating income of $52,112 increased $16,568, or 46.6%, when compared to operating income of $35,544 for the six months ended March 31, 2012. For the six months ended March 31, 2013, the operating margin increased to 43.5% from 35.5% for the comparable period in Fiscal 2012. The increases in operating income and margin during the six months ended March 31, 2013 were the result of increased net operating revenue, partially offset by increased total operating expenses as discussed above.

Nonoperating Expenses, Net

Gain on Settlement of Insurance Policies. The $3,993 gain on settlement of insurance policies represents the difference between the death benefit and the cash surrender value of company-owned life insurance policies. These policies terminated during the first quarter of Fiscal 2013 upon the death of the insured, our founder and former Chairman.

Income Taxes

The provision for income taxes for the three months ended March 31, 2013 totaled $1,753, a decrease of $458, or 20.7%, as compared to the provision for income taxes of $2,211 for the three months ended March 31, 2012. The decrease in the provision for income taxes during the three months ended March 31, 2013 was primarily due to the $1,245, or 21.1%, decrease in income before income taxes.

The provision for income taxes for the six months ended March 31, 2013 totaled $12,345, an increase of $6,279, or 103.5%, as compared to the provision for income taxes of $6,066 for the six months ended March 31, 2012. The increase in the provision for income taxes during the six months ended March 31, 2013 was primarily due to the $21,017, or 129.3%, increase in income before income taxes, partially offset by the effect of the non-taxable gain on the settlement of insurance policies.

Net Income

For the three months ended March 31, 2013, the Company recorded net income of $2,903 as compared to net income of $3,690 for the three months ended March 31, 2012. The decrease of $787, or 21.3%, during the three months ended March 31, 2013 was primarily due to decreased operating income as discussed above.

For the six months ended March 31, 2013, the Company recorded net income of $24,921 as compared to net income of $10,183 for the six months ended March 31, 2012. This increase in net income of $14,738, or 144.7%, during the six months ended March 31, 2013 was primarily due to increased operating income as discussed above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Balance Sheet

Significant balance sheet fluctuations from September 30, 2012 to March 31, 2013 consisted primarily of a decrease in the cash surrender value of life insurance, program rights and program rights payable. The decrease in the cash surrender value of life insurance is due to the settlement of company-owned life insurance policies. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts, which generally begins in September of each year. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of March 31, 2013, our cash and cash equivalents aggregated $8,933 and we had an excess of current assets over current liabilities of $27,172.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $13,410 and $39,401 for the six months ended March 31, 2012 and 2013, respectively. The $25,991 increase in cash flows from operating activities as compared to the same period in the prior fiscal year was primarily the result of higher net income and the settlement of company-owned life insurance policies, as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. We made cash advances to Perpetual of $7,500 and $44,800 during the six months ended March 31, 2012 and 2013, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

At present, the primary source of repayment of the net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future.

We were charged under a tax sharing agreement with Perpetual for federal and state income taxes totaling $5,698 and $11,473 during the six months ended March 31, 2012 and 2013, respectively. We made tax payments to Perpetual of $5,644 and $9,202 during the six months ended March 31, 2012 and 2013, respectively.

Stockholder’s deficit amounted to $386,158, an increase of $17,608, or 4.8%, from the September 30, 2012 deficit of $368,550. The increase was due to a net increase in distributions to owners of $42,529, partially offset by net income for the six-month period of $24,921. The net increase in distributions to owners was the result of cash advances and tax payments under the tax sharing agreement, partially offset by tax charges.

Indebtedness. Our total debt was $455,000 at September 30, 2012 and March 31, 2013, and consisted of our $455,000 8% senior notes due May 15, 2018.

Our $60,000 senior credit facility, under which no amount was outstanding at September 30, 2012 or March 31, 2013, is secured by the assets and stock of ACC and its subsidiaries and matures April 30, 2015. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of March 31, 2013, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2012 and March 31, 2013 are provided below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

	As of September 30, 2012	As of March 31, 2013
Total Leverage Ratio
Calculation:
Total debt	$455,000	$455,000
Consolidated EBITDA, as defined below	$94,200	$109,521
Total debt divided by Consolidated EBITDA	4.83	4.15

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended
	September 30, 2012	March 31, 2013
Net income	$28,930	$43,668
Provision for income taxes	16,674	22,953
Interest expense	36,984	37,003
Loss (gain) on disposal of assets	760	(3)
Depreciation and amortization	8,864	7,963
Provision for doubtful accounts	559	570
Gain on settlement of insurance policies	—	(3,993)
Other noncash charges	1,429	1,360

Consolidated EBITDA	$94,200	$109,521

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

The indenture for our long-term debt provides that, whether or not required by the rules and regulations of the SEC, so long as any senior notes are outstanding, we, at our expense, will furnish to each holder (i) all quarterly and annual financial information that would be required to be contained in a filing with

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

the SEC on Forms 10-Q and 10-K, if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual financial information only, a report thereon by our certified independent accountants and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, the indenture also provides that, whether or not required by the rules and regulations of the SEC, we will file a copy of all such information and reports with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. Although our duty to file such reports with the SEC has been automatically suspended pursuant to Section 15(d) of the Securities Exchange Act of 1934 effective October 1, 2010, we will continue to file such reports in accordance with the terms of the indenture.

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2013 will be in the approximate range of $4,500 to $5,500, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2013 totaled $2,841.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2013, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At March 31, 2013, the carrying value of such debt was $455,000, the fair value was approximately $491,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

May 9, 2013	/s/ Robert L. Allbritton
Date	Name: Robert L. Allbritton
Title: Chairman and Chief Executive Officer

May 9, 2013	/s/ Stephen P. Gibson
Date	Name: Stephen P. Gibson
Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated September 14,
	2012)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

Exhibit No.	Description of Exhibit	Page No.

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment