Form 10-Q
period 2013-06-30
ALLBRITTON COMMUNICATIONS CO
filed 2013-08-08
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of Common Stock outstanding as of August 8, 2013: 20,000 shares.

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

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Operating revenues, net	$55,998	$55,302	$156,083	$175,110

Television operating expenses, excluding depreciation and amortization	28,629	31,815	84,662	92,653
Depreciation and amortization	2,089	1,794	7,312	5,353
Corporate expenses	1,665	1,682	4,950	4,981

	32,383	35,291	96,924	102,987

Operating income	23,615	20,011	59,159	72,123

Nonoperating income (expense)
Interest income
Related party	160	100	168	432
Other	—	—	—	86
Interest expense	(9,277)	(9,211)	(27,781)	(27,734)
Gain on settlement of insurance policies	—	—	—	3,993
Other, net	(377)	(368)	(1,176)	(1,102)

	(9,494)	(9,479)	(28,789)	(24,325)

Income before income taxes	14,121	10,532	30,370	47,798
Provision for income taxes	5,012	3,644	11,078	15,989

Net income	9,109	6,888	19,292	31,809
Retained earnings, beginning of period	74,017	117,685	63,834	92,764

Retained earnings, end of period	$83,126	$124,573	$83,126	$124,573

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

(unaudited)

	September 30, 2012	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$17,074	$1,940
Accounts receivable, less allowance for doubtful accounts of $1,471 and $1,533	37,163	42,390
Program rights	7,279	1,650
Deferred income taxes	1,114	1,114
Other	2,354	2,576

Total current assets	64,984	49,670
Property, plant and equipment, net	31,090	28,834
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	14,062	—
Program rights	114	25
Deferred financing costs and other	7,786	6,757

	$129,626	$96,876

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$1,732	$3,055
Accrued interest payable	13,837	4,733
Program rights payable	8,828	3,000
Accrued employee benefit expenses	5,220	4,069
Other accrued expenses	5,412	3,497

Total current liabilities	35,029	18,354
Long-term debt	455,000	460,000
Program rights payable	109	17
Deferred income taxes	810	779
Deferred rent and other	7,228	6,246

Total liabilities	498,176	485,396

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	92,764	124,573
Distributions to owners, net (Note 4)	(510,946)	(562,725)

Total stockholder’s investment	(368,550)	(388,520)

	$129,626	$96,876

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$19,292	$31,809

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,614	5,437
Other noncash charges	1,092	1,011
Provision for doubtful accounts	402	206
Loss (gain) on disposal of assets	698	(84)
Change in taxes due under tax sharing agreement	(3,818)	(3,479)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(4,856)	(5,433)
Program rights	4,907	5,718
Other current assets	(666)	(222)
Cash surrender value of life insurance	—	14,062
Other noncurrent assets	(145)	18
Increase (decrease) in liabilities:
Accounts payable	913	1,323
Accrued interest payable	(9,080)	(9,104)
Program rights payable	(5,878)	(5,920)
Accrued employee benefit expenses	(381)	(1,151)
Other accrued expenses	245	(1,915)
Deferred incomes taxes	(154)	(31)
Deferred rent and other liabilities	571	(982)

Total adjustments	(9,536)	(546)

Net cash provided by operating activities	9,756	31,263

Cash flows from investing activities:
Capital expenditures	(2,290)	(3,396)
Proceeds from disposal of assets	327	299

Net cash used in investing activities	(1,963)	(3,097)

Cash flows from financing activities:
Borrowings under line of credit	63,500	51,500
Repayments under line of credit	(61,000)	(46,500)
Deferred financing costs	(19)	—
Distributions to owners	(9,500)	(48,300)

Net cash used in financing activities	(7,019)	(43,300)

Net increase (decrease) in cash and cash equivalents	774	(15,134)
Cash and cash equivalents, beginning of period	2,402	17,074

Cash and cash equivalents, end of period	$3,176	$1,940

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2013. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012, which are contained in the Company’s Form 10-K. Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $495,000 and $482,000 at September 30, 2012 and June 30, 2013, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s senior credit facility approximated fair value at June 30, 2013. This estimate was determined using a discounted cash flow analysis, which is considered to be a Level 3 input. There was no amount outstanding under the Company’s senior credit facility at September 30, 2012.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, was $11,590 at September 30, 2012 and June 30, 2013. The Company’s other intangible assets, consisting of favorable terms on contracts and leases, had a gross carrying amount of $6,174 and no net carrying value at September 30, 2012 or June 30, 2013 as these intangible assets are fully amortized.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

(unaudited)

NOTE 4 – For the nine months ended June 30, 2012 and 2013, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2011	$493,033	$—	$493,033
Cash advances to Perpetual	9,500		9,500
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(10,513)	(10,513)
Payment of income taxes		14,331	14,331

Balance as of June 30, 2012	$502,533	$3,818	$506,351

Balance as of September 30, 2012	$510,946	$—	$510,946
Cash advances to Perpetual	48,300		48,300
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(15,065)	(15,065)
Payment of income taxes		18,544	18,544

Balance as of June 30, 2013	$559,246	$3,479	$562,725

The average amount of non-interest bearing advances outstanding was $492,640 and $541,180 during the nine months ended June 30, 2012 and 2013, respectively.

NOTE 5 – During the nine months ended June 30, 2013, company-owned life insurance policies terminated upon the death of the insured, the Company’s founder and former Chairman. As a result, the Company recognized a $3,993 non-taxable gain representing the difference between the death benefit and the cash surrender value of the policies. The resulting gain was recorded as a component of nonoperating income during the three months ended December 31, 2012 in the accompanying consolidated statement of operations, and served to reduce the Company’s effective tax rate for that three-month period as well as for the nine months ended June 30, 2013. Total proceeds of $18,102 from the policies were received during the three months ended March 31, 2013.

NOTE 6 – On July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group for an aggregate purchase price of $985,000, subject to adjustment for working capital. Completion of the transaction is subject to customary closing conditions, including Federal Communications Commission approval and antitrust clearance, as applicable, and is

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

(unaudited)

expected to close during the fourth calendar quarter of 2013, subject to the satisfaction of these conditions.

In anticipation of, and conditioned on the consummation of this transaction, Perpetual and the Company have separately entered into various retention agreements with certain key employees of the Company. These agreements provide a bonus payment upon the completion of the sale of Perpetual to those certain key employees who remain employed by the Company, or its assignee, and will be payable on, or after closing. As of June 30, 2013, the Company has not accrued any amounts for these potential future obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Overview

As used herein, the terms the “Company,” “our,” “us,” or “we” refer to Allbritton Communications Company and its subsidiaries (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and “ACC” refers solely to Allbritton Communications Company.

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

On July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group for an aggregate purchase price of $985,000, subject to adjustment for working capital. Completion of the transaction is subject to customary closing conditions, including Federal Communications Commission approval and antitrust clearance, as applicable, and is expected to close during the fourth calendar quarter of 2013, subject to the satisfaction of these conditions. See also “Liquidity and Capital Resources—Purchase Agreement”.

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

Results of Operations

Set forth below are selected consolidated financial data for the three and nine months ended June 30, 2012 and 2013 and the percentage change between the periods:

	Three Months Ended June 30,		Percentage Change	Nine Months Ended June 30,		Percentage Change
	2012	2013		2012	2013
Operating revenues, net	$55,998	$55,302	(1.2)%	$156,083	$175,110	12.2%
Operating expenses	32,383	35,291	9.0%	96,924	102,987	6.3%

Operating income	23,615	20,011	(15.3)%	59,159	72,123	21.9%
Nonoperating expenses, net	9,494	9,479	(0.2)%	28,789	24,325	(15.5)%
Income tax provision	5,012	3,644	(27.3)%	11,078	15,989	44.3%

Net income	$9,109	$6,888	(24.4)%	$19,292	$31,809	64.9%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three and nine months ended June 30, 2012 and 2013, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012		2013		2012		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$42,959	75.4%	$41,622	74.1%	$122,148	76.9%	$116,308	65.5%
Political (2)	1,392	2.4%	729	1.3%	2,791	1.8%	21,669	12.2%
Subscriber fees (3)	8,646	15.2%	10,736	19.1%	23,019	14.5%	29,857	16.8%
Internet (4)	1,306	2.3%	1,438	2.6%	3,700	2.3%	4,260	2.4%
Trade and barter (5)	1,116	2.0%	1,266	2.3%	3,359	2.1%	3,813	2.1%
Other revenues	1,565	2.7%	362	0.6%	3,789	2.4%	1,691	1.0%

Operating revenues	56,984	100.0%	56,153	100%	158,806	100.0%	177,598	100%

Fees (6)	(986)		(851)		(2,723)		(2,488)

Operating revenues, net	$55,998		$55,302		$156,083		$175,110

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended June 30, 2013 totaled $55,302, a decrease of $696, or 1.2%, when compared to net operating revenues of $55,998 for the three months ended June 30, 2012. Net operating revenues increased $19,027, or 12.2%, to $175,110 for the nine months ended June 30, 2013 as compared to $156,083 for the same period in the prior year. This increase primarily reflects increased demand for political advertising and increased subscriber fees.

Local and national advertising revenues decreased $1,337, or 3.1% and $5,840, or 4.8%, during the three and nine months ended June 30, 2013, as compared to the same periods in the prior year. The three-month decrease is primarily due to lower demand for local and national advertising, including a 3% decrease in the key automotive category. The nine-month decrease additionally reflects the displacement of local and national advertisers during the peak political advertising period leading up to the November 2012 general election. Such displacement resulted in a 9.7% decrease in local and national advertising revenue in the quarter ended December 31, 2012 and also extended to automotive-related advertising, which decreased 4% during that same quarter. For the nine months ended June 30,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

2013 automotive-related advertising decreased 2% as compared to the same period in the prior fiscal year.

Political advertising revenues were $729 for the three months ended June 30, 2013 as compared to $1,392 for the three months ended June 30, 2012. Political advertising for the third quarter of Fiscal 2013 represented spending related to gubernatorial and local races in certain markets, while in the third quarter of Fiscal 2012, political advertising revenues consisted of spending related to the presidential general election, as well as the presidential primary, congressional primary and local election activity. Political advertising revenues increased $18,878, during the nine months ended June 30, 2013 as compared to the same period in Fiscal 2012 due to spending leading up to the heavily contested 2012 presidential election, as well as congressional elections and ballot referendums in several of our markets.

Subscriber fees increased $2,090, or 24.2%, and $6,838, or 29.7%, during the three and nine months ended June 30, 2013 as compared to the same periods in the prior fiscal year. These increases in subscriber fees were primarily due to a number of retransmission consent agreements being renewed at increased per subscriber rates beginning in January 2013. In addition, the increase in subscriber fees for the nine months ended June 30, 2013 was also due to the fact that a significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and were renewed at increased per subscriber rates. Further, these increases also reflect increases in per subscriber rates in accordance with existing agreements.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2013 totaled $35,291, an increase of $2,908, or 9.0%, compared to total operating expenses of $32,383 for the three-month period ended June 30, 2012. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $3,186, a decrease in depreciation and amortization of $295 and an increase in corporate expenses of $17.

Total operating expenses for the nine months ended June 30, 2013 totaled $102,987, an increase of $6,063, or 6.3%, compared to total operating expenses of $96,924 for the nine-month period ended June 30, 2012. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $7,991, a decrease in depreciation and amortization of $1,959 and an increase in corporate expenses of $31.

Television operating expenses, excluding depreciation and amortization, increased $3,186, or 11.1%, and $7,991, or 9.4%, for the three and nine months ended June 30, 2013, respectively, as compared to the same periods in Fiscal 2012. These increases were primarily due to the terms of our new ABC affiliation agreements, which took effect January 1, 2013. Under these agreements, our programming costs have increased as we are required to pay the network in exchange for the right to broadcast ABC programming on our stations. Programming costs also increased beginning with the fall 2012 television season due to the ABC network returning one hour of daytime to its affiliates to program. In addition,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

the increase in television operating expenses for the nine months ended June 30, 2013 was also due to higher news costs related to the November 2012 general election and other weather-related coverage.

Operating Income

For the three months ended June 30, 2013, operating income of $20,011 decreased $3,604, or 15.3%, when compared to operating income of $23,615 for the three months ended June 30, 2012. For the three months ended June 30, 2013, the operating margin decreased to 36.2% from 42.2% for the comparable period in Fiscal 2012. The decreases in operating income and margin during the three months ended June 30, 2013 were the result of increased total operating expenses and lower net operating revenue as discussed above.

For the nine months ended June 30, 2013, operating income of $72,123 increased $12,964, or 21.9%, when compared to operating income of $59,159 for the nine months ended June 30, 2012. For the nine months ended June 30, 2013, the operating margin increased to 41.2% from 37.9% for the comparable period in Fiscal 2012. The increases in operating income and margin during the nine months ended June 30, 2013 were the result of increased net operating revenue, partially offset by increased total operating expenses as discussed above.

Nonoperating Expenses, Net

Gain on Settlement of Insurance Policies. The $3,993 gain on settlement of insurance policies represents the difference between the death benefit and the cash surrender value of company-owned life insurance policies. These policies terminated during the first quarter of Fiscal 2013 upon the death of the insured, our founder and former Chairman.

Income Taxes

The provision for income taxes for the three months ended June 30, 2013 totaled $3,644, a decrease of $1,368, or 27.3%, as compared to the provision for income taxes of $5,012 for the three months ended June 30, 2012. The decrease in the provision for income taxes during the three months ended June 30, 2013 was primarily due to the $3,589, or 25.4%, decrease in income before income taxes.

The provision for income taxes for the nine months ended June 30, 2013 totaled $15,989, an increase of $4,911, or 44.3%, as compared to the provision for income taxes of $11,078 for the nine months ended June 30, 2012. The increase in the provision for income taxes during the nine months ended June 30, 2013 was primarily due to the $17,428, or 57.4%, increase in income before income taxes, partially offset by the effect of the non-taxable gain on the settlement of insurance policies.

Net Income

For the three months ended June 30, 2013, the Company recorded net income of $6,888 as compared to net income of $9,109 for the three months ended June 30, 2012. The decrease of $2,221, or 24.4%, during the three months ended June 30, 2013 was primarily due to decreased operating income as discussed above.

For the nine months ended June 30, 2013, the Company recorded net income of $31,809 as compared to net income of $19,292 for the nine months ended June 30, 2012. This increase in net income of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

$12,517, or 64.9%, during the nine months ended June 30, 2013 was primarily due to increased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2012 to June 30, 2013 consisted primarily of a decrease in the cash surrender value of life insurance, program rights and program rights payable, and accrued interest payable. The decrease in the cash surrender value of life insurance is due to the settlement of company-owned life insurance policies. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts, which generally begins in September of each year. The decrease in accrued interest payable reflects the timing of scheduled semi-annual interest payments on our long term fixed interest debt. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of June 30, 2013, our cash and cash equivalents aggregated $1,940 and we had an excess of current assets over current liabilities of $31,316.

Purchase Agreement. As discussed in the “Overview,” on July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group. In anticipation of, and conditioned on the consummation of this transaction, Perpetual has entered into various retention agreements with certain of our key employees, including certain named executive officers. In addition, also in contemplation of this transaction, the Company has entered into retention agreements with certain of our other key employees (not including the named executive officers) conditioned upon consummation of the transaction. These agreements provide a bonus payment upon the completion of the sale of Perpetual to those certain key employees who remain employed by us, or our assignee, and will be payable on, or after closing. As of June 30, 2013, we have not accrued any amounts for these potential future obligations.

In addition, in accordance with the terms of the purchase agreement, we are required to purchase or redeem all outstanding notes and repay in full any outstanding debt under the senior credit facility as of the closing date. Under the terms of the indenture for our 8% senior notes due May 15, 2018, a redemption of the notes would occur at a price equal to 100% of the principal amount, plus an applicable premium, as defined.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $9,756 and $31,263 for the nine months ended June 30, 2012 and 2013, respectively. The $21,507 increase in cash flows from operating activities as compared to the same period in the prior fiscal year was primarily the result of higher net income and the settlement of company-owned life insurance policies, as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. We made cash advances to Perpetual of $9,500 and $48,300 during the nine months ended June 30, 2012 and 2013, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

We were charged under a tax sharing agreement with Perpetual for federal and state income taxes totaling $10,513 and $15,065 during the nine months ended June 30, 2012 and 2013, respectively. We made tax payments to Perpetual of $14,331 and $18,544 during the nine months ended June 30, 2012 and 2013, respectively.

Stockholder’s deficit amounted to $388,520, an increase of $19,970, or 5.4%, from the September 30, 2012 deficit of $368,550. The increase was due to a net increase in distributions to owners of $51,779, partially offset by net income for the nine-month period of $31,809. The net increase in distributions to owners was the result of cash advances and tax payments under the tax sharing agreement, partially offset by tax charges.

Indebtedness. Our total debt increased from $455,000 at September 30, 2012 to $460,000 at June 30, 2013, and consisted of our $455,000 8% senior notes due May 15, 2018 and $5,000 of draws under our senior credit facility. The increase in total debt from September 30, 2012 to June 30, 2013 was due to net draws under the senior credit facility.

Our $60,000 senior credit facility, under which no amount was outstanding at September 30, 2012 and $5,000 was outstanding at June 30, 2013, is secured by the assets and stock of ACC and its subsidiaries and matures April 30, 2015. Interest is payable quarterly at various rates from prime plus 1.50% or

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of June 30, 2013, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2012 and June 30, 2013 are provided below.

	As of September 30, 2012	As of June 30, 2013
Total Leverage Ratio
Calculation:
Total debt	$455,000	$460,000
Consolidated EBITDA, as defined below	$94,200	$105,353
Total debt divided by Consolidated EBITDA	4.83	4.37

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended
	September 30, 2012	June 30, 2013
Net income	$28,930	$41,447
Provision for income taxes	16,674	21,585
Interest expense	36,984	36,937
Loss (gain) on disposal of assets	760	(22)
Depreciation and amortization	8,864	7,688
Provision for doubtful accounts	559	363
Gain on settlement of insurance policies	—	(3,993)
Other noncash charges	1,429	1,348

Consolidated EBITDA	$94,200	$105,353

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2013 will approximate $4,000, and will primarily be for the acquisition of technical equipment and vehicles to support ongoing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

operations across our stations. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the nine months ended June 30, 2013 totaled $3,396.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2013, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At June 30, 2013, the carrying value of such debt was $455,000, the fair value was approximately $482,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

August 8, 2013	/s/ Robert L. Allbritton
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

August 8, 2013	/s/ Stephen P. Gibson
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated September 14, 2012)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

Exhibit No.	Description of Exhibit	Page No.

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment