Form 10-K
period 2013-09-30
ALLBRITTON COMMUNICATIONS CO
filed 2013-12-12
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

As of December 12, 2013, there were 20,000 shares of Common Stock, par value $.05 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company’s duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding as of October 1, 2013, but the Company has agreed under the terms of certain long-term debt to continue these filings in the future.

As used herein, the terms “Allbritton,” “our,” “us,” “we” or the “Company” refer to Allbritton Communications Company and its subsidiaries, and “ACC” refers solely to Allbritton Communications Company. Depending on the context in which they are used, the following “call letters” refer either to the corporate owner of the station indicated or to the station itself: “WJLA” and “NewsChannel 8” together refer to WJLA-TV/NewsChannel 8, a division of ACC (operator of WJLA-TV and NewsChannel 8, Washington, D.C.); “WHTM” refers to Harrisburg Television, Inc. (licensee of WHTM-TV, Harrisburg, Pennsylvania); “KATV” refers to KATV, LLC (licensee of KATV, Little Rock, Arkansas); “KTUL” refers to KTUL, LLC (licensee of KTUL, Tulsa, Oklahoma); “WCIV” refers to Charleston Television, LLC, successor-in-interest to WCIV, Inc. (licensee of WCIV, Charleston, South Carolina); “WSET” refers to WSET, Incorporated (licensee of WSET-TV, Lynchburg, Virginia); “WCFT,” “WBMA” and “WJSU” refer to TV Alabama, Inc. (licensee of WCFT-TV, Tuscaloosa, Alabama, WBMA-LD, Birmingham, Alabama and WJSU-TV, Anniston, Alabama). The term “POLITICO” refers to POLITICO LLC, successor-in-interest to Capitol News Company, LLC. The term “ACCL” refers to ACC Licensee, LLC, successor-in-interest to ACC Licensee, Inc. (licensee of WJLA). The term “ATP” refers to Allbritton Television Productions, Inc. and the term “Perpetual” refers to Perpetual Corporation, which is controlled by the Allbritton family or trusts for their benefit (“the Allbritton family”). “AG” refers to Allbritton Group, LLC, which is controlled by Perpetual and is ACC’s parent. “Allfinco” refers to Allfinco, Inc., a wholly-owned subsidiary of ACC and parent company of Harrisburg Television, Inc. and TV Alabama, Inc.

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

PART I

ITEM 1. OUR BUSINESS

The Company

We own and operate ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LD, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LD serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. Our owned and operated stations broadcast to the 8th, 43rd, 44th, 56th, 60th and 66th largest national media markets in the United States, respectively, as defined by The Nielsen Company (“Nielsen”), and reach approximately 4.7% of United States television households. We also own NewsChannel 8, which provides 24-hour per day basic cable television programming primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

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

Our stations are owned and operated by ACC (WJLA-TV/NewsChannel 8), Harrisburg Television, Inc. (WHTM), KATV, LLC (KATV), KTUL, LLC (KTUL), WSET, Incorporated (WSET), and TV Alabama, Inc. (WCFT, WJSU and WBMA). Each company other than ACC is either a directly or indirectly wholly-owned subsidiary of ACC. The Company was founded in 1974 and is a subsidiary of AG, which is a subsidiary of Perpetual Corporation, which in turn is controlled by the Allbritton family. ACC and its subsidiaries are Delaware corporations or limited liability companies. Our corporate headquarters are located at 1000 Wilson Boulevard, Suite 2700, Arlington, VA 22209, and our telephone number at that address is (703) 647-8700.

On July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of WCIV to the Sinclair Broadcast Group. Completion of the transaction is subject to customary closing conditions, including FCC approval and antitrust clearance, as applicable, and is expected to close during the first or second calendar quarter of 2014, subject to the satisfaction of these conditions. See also “Liquidity and Capital Resources—Purchase Agreement.”

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

Audience Measurement. Nielsen, which provides audience-measuring services, periodically publishes data on estimated audiences for television stations in the various DMAs throughout the country. These estimates are expressed in terms of both the percentage of the total potential audience in the DMA viewing a station (the station’s “rating”) and the percentage of the audience actually watching television (the station’s “share”). Nielsen provides such data on the basis of total television households and selected demographic groupings in the DMA. Nielsen uses three methods of determining a station’s ratings and share. In most larger DMAs, ratings are determined by a combination of meters connected directly to selected household television sets and weekly viewer-completed paper diaries of television viewing (so called “set meter” measurement), while in smaller markets ratings are determined by paper diaries only. A select number of the largest markets are measured by people meter technology (so called “local people meter” measurement). The local people meter records individual viewing behavior in real time, producing viewer demographic data on a daily basis. Combined with the ability to measure delayed viewing on digital video recording devices (“DVRs”), Nielsen’s local people meters can provide viewership for programs viewed live, on the same day and combined over seven days. Of the market areas in which we conduct business, Birmingham, Alabama and Tulsa, Oklahoma are set metered markets while Washington, D.C. is a local people metered market. The remaining markets are paper diary markets. Nielsen has announced its intention to convert all set metered markets to local people meter measurement and to convert all of the top 125 markets still using paper diaries to a new “mailable meter” form of electronic measurement; however, we do not anticipate any changes in audience measurement methodologies in our markets during Fiscal 2014.

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

Internet. Program distribution via the Internet recently has become an alternative to traditional television set viewing. Some broadcast networks and their affiliates provide “video players” on their websites allowing viewing of recently aired programs. This video-on-demand-type service (sometimes referred to as “over-the-top” television) permits viewers to choose the program or channel from a library of shows. Hulu is an example of a website offering commercial supported streaming video from the NBC, Fox and ABC broadcast networks. Additionally, services like Google TV and Apple TV have emerged as “Smart TV” platforms, which support streaming video from a variety of sources. It is uncertain at this time to what extent those new services will be a measurable competitor to us.

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

Digital Subchannels. Local broadcast stations themselves may now use excess capacity within their digital television channel to “multicast” discrete program offerings. Television broadcasters are beginning to program these subchannels with various forms of commercial informational and entertainment programs. Among our stations, DTV subchannels are programmed as follows: Four carry the Retro Television Network, two stations carry the LiveWell Network, one station carries Memorable Entertainment Television, one station carries The Heartland Network (formerly the Nashville Network), and four provide weather programming.

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

Other sources of competition for audience include home entertainment systems (including video recording and playback systems, television game devices and new wireless/Internet connected devices permitting “podcasting”), wireless video distribution systems, satellite master antenna television systems and some low-power services. In addition, local broadcast stations themselves using excess capacity within their digital television channel to “multicast” discrete program offerings have added to the number of outlets vying for audience. Programming alternatives, especially news, available on the Internet also provide non-broadcast alternatives available to the potential broadcast television audience. Video programming via the Internet is now also emerging as an option for viewers who wish to see full-length episodes of broadcast shows or alternative fare on computers or other video devices. Each of the major broadcast networks offer “video player” buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube, Netflix and Hulu offer alternative video programming.

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

Programming. Competition for local programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station competitors for off-network reruns (such as “Two and a Half Men”) and first-run products (such as “Katie”) for exclusive access to those programs. Cable systems generally do not compete with local stations for programming; however, local cable operators are increasingly consolidating ownership of systems within various markets, enabling them to bid on local sports programming in competition with traditional broadcasters. In addition, various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic to the television industry. In addition, national or network programming, once exclusive to broadcast television, may now appear first or only on national MVPD channels or via Internet delivered channels. These multichannel video program distributors are now better able to bid competitively for exclusive access to programming in part because they can recover their programming costs both with advertising revenue and direct or indirect subscriber fees and in part because they are not subject to regulatory content restrictions.

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

Station Information

The following table sets forth general information for each of our owned stations as of May 2013, unless otherwise indicated:

Designated Market Area	Station	Network Affiliation	Digital Channel Frequency	Market Rank or DMA (1)	Total Commercial Competitors in Market (2)	Station Audience Share (3)	Rank in Market (4)	Acquisition Date
Washington, D.C.	WJLA	ABC	7/VHF	8	6	22%	2	01/29/76
Harrisburg-Lancaster- York-Lebanon, PA	WHTM	ABC	10/UHF	43	5	26%	2	03/01/96
Birmingham (Anniston and Tuscaloosa), AL (5)	WBMA/WCFT/WJSU	ABC	—	44	5	24%	2	—
Birmingham	WBMA	ABC	40/UHF	—	—	—	—	08/01/97
Anniston	WJSU	ABC	9/UHF	—	—	—	—	03/22/00	(6)
Tuscaloosa	WCFT	ABC	33/UHF	—	—	—	—	03/15/96
Little Rock, AR	KATV	ABC	22/VHF	56	4	34%	1	04/06/83
Tulsa, OK	KTUL	ABC	10/VHF	60	6	21%	2	04/06/83
Roanoke-Lynchburg, VA	WSET	ABC	13/VHF	66	4	24%	2	01/29/76	(7)

(1)	Represents market rank based on the U.S. Television Household Estimates published by Nielsen in August 2013.
(2)	Represents the total number of commercial broadcast television stations in the DMA with an audience share of at least 1% in the 6:00 a.m. to 2:00 a.m., Sunday through Saturday, time period, based on the Nielsen Station Index for May 2013.
(3)	Represents the station’s share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2013.
(4)	Represents the station’s rank in the DMA based on its share of total viewing of commercial broadcast television stations in the DMA for the time period of 6:00 a.m. to 2:00 a.m., Sunday through Saturday, based on the Nielsen Station Index for May 2013.
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

We have also sought to make use of the excess capacity of our digital broadcast channels. Among our stations, DTV subchannels are programmed as follows: Four carry the Retro Television Network consisting of classic, off-network programming packaged together in an “oldies” format; two stations carry the LiveWell Network providing original lifestyle programming; one station carries Memorable Entertainment Television consisting of classic shows from the 1950s through the 1980s, one station carries the Heartland Network (formerly the Nashville Network) with a country format; and four provide weather programming.

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

Network Affiliation Agreements and Relationship

During September 2012, we entered into new Primary Television Affiliation Agreements (the “Affiliation Agreements”) with ABC for each of our network affiliated television stations. The Agreements are effective January 1, 2013 through December 31, 2017 upon expiration of each station’s previously existing Primary Television Affiliation Agreement. ABC has routinely renewed the affiliation agreements with our stations; however, we cannot be assured that these affiliation agreements will be renewed in the future or under the same general terms. As one of the largest group owners of ABC network affiliates in the nation, we believe that we enjoy excellent relations with the ABC network.

Generally, each affiliation agreement provides our stations with the right to broadcast programs transmitted by the network that includes designated advertising time for the station. The balance of the advertising time is retained by the network. Through December 31, 2012, for every hour or fraction thereof that the station broadcasted network programming, the network paid the station compensation, as specified in each affiliation agreement, or as agreed upon by the network and the stations. Typically, prime-time programming generates the highest hourly rates. However, under our current Affiliation Agreements, we no longer receive compensation, and we now pay the network in exchange for the right to broadcast ABC programming on our stations.

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

Digital Television. Prior to June 12, 2009, all U.S. television stations broadcast signals using an analog transmission system first developed in the 1940s. In 1997, the FCC approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth formerly used by a single analog channel. On the multiple channels allowed by DTV, it is possible to broadcast one high definition channel, with visual and sound quality substantially superior to analog television; to transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than analog television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities. Pursuant to a transition plan, television broadcasters were assigned new digital channels that were predicted to replicate their analog facilities. Analog transmission was terminated on June 12, 2009. The new digital channels have the ability to distribute high definition signals along with secondary programming channels and non-broadcast data. Broadcasters must also pay certain fees for non-broadcast uses of their digital channels. In addition, the FCC has determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children’s educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also has held that the must-carry requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the primary digital program channel, and then only upon the cessation of analog signals.

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

• National Television Ownership Cap. The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. Currently, our stations reach, in aggregate, approximately 5% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Further, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the stations in that market only once in computing the national ownership cap. The FCC is currently considering whether to retain the UHF discount, but the discount currently remains in effect.

• Dual Network Rule. The dual network rule prohibits a merger between or among any of the four major broadcast television networks—ABC, CBS, FOX and NBC.

• Media Cross-Ownership. The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published. The FCC attempted to revise this rule in 2003 but the attempt was vacated by the courts. A similar attempt in 2008 was also struck down. The Commission is currently reviewing the rule again. There is no timetable established for any potential change. The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations.

Carriage of Local Television Signals

• Cable. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. These contracts may, however, extend longer than the three-year must carry notification period. Our cable retransmission agreements have various expiration dates.

• Satellite. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), as modified in 2004 by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”), established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA/SHVERA’s “carry-one, carry-all” provision, a direct broadcast satellite system generally is required to retransmit the signal of all local television stations in a DMA if the system chooses to retransmit the signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. We have elected to negotiate retransmission consent agreements with the two DBS operators that carry our stations. Those agreements remain effective into 2016. SHVERA, by its terms, expired in 2010 and was replaced by the Satellite Television Extension and Localism Act (“STELA”) extending the retransmission regime for broadcast station carriage on satellite systems. STELA expires under its terms in December 2014 and Congress is actively considering its reauthorization.

Indecency Regulation. Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6:00 a.m. through 10:00 p.m. Eastern (5:00 a.m. through 10:00 p.m. Central). In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.” Based upon recent Supreme Court Decisions, the FCC is currently reassessing its indecency enforcement regime and determining how to address the indecency complaints pending against multiple stations.

Additional Competition in the Video Services Industry. The Telecommunications Act also eliminates the overall ban on telephone companies offering video services and permits the ownership of cable television companies by telephone companies in their service areas (or vice versa) in certain circumstances. Telephone companies providing such video services are regulated according to the transmission technology they use. The Telecommunications Act also permits telephone companies to hold an ownership interest in the programming carried over such systems. Video programming via the Internet is now emerging as an option for viewers who wish to see full-length episodes of broadcast shows or alternative fare on computers or other video devices. Each of the major broadcast networks offer “video player” buttons on their websites or those of broadcast affiliates. In addition, multiple Internet sites such as YouTube, Netflix and Hulu offer alternative video programming. Although we cannot predict the effect of the removal of these barriers to telephone company participation in the video services industry, it may have the effect of increasing competition in the television broadcast industry in which we operate. So-called “over-the-top” Internet programming services such as Aereo and FilmOnX have begun offering Internet-based program services in an attempt to retransmit existing broadcast stations without negotiating for carriage with the broadcaster or payment of any copyright or carriage fee. Litigation is pending in multiple jurisdictions challenging such distribution. We are among several plaintiffs seeking to enjoin FilmOnX from redistributing WJLA in the Washington, D.C. market. The grant of our requested preliminary injunction is on appeal. Concurrently, the FCC is conducting a rulemaking proceeding to determine what constitutes an MVPD for purposes of both the Copyright and Communications Acts, which action could affect whether and to what extent the current system of retransmission consent payments will continue in its present form.

Spectrum. In an effort to increase the amount of spectrum available for use for high speed, broadband and wireless telecommunications, Congress has given the FCC authority to reallocate a portion of the spectrum currently licensed for broadcast television purposes. The Commission is engaged in a rulemaking proceeding that will establish rules by which broadcasters may voluntarily contribute their channels or a portion of the spectrum used for those channels and receive compensation from the proceeds of an auction of the spectrum for wireless use. Broadcasters who choose to continue to provide television service may have their channels “repacked” to alternate positions. The coverage area of the over-the-air signal is to remain as close to the original pattern as possible. Those broadcasters who receive different channels are to be compensated for any costs to change transmitters and associated facilities for the new channels. It is unknown whether and when any of our stations’ channels will be repacked or any other associated changes that will result from the FCC’s rulemaking proceeding.

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

Employees

As of September 30, 2013, we employed in full and part-time positions 824 persons, including 808 at our television stations and 16 in our corporate office. Of our employees at WJLA/NewsChannel 8, 129 are represented by one of three unions: the Screen Actors Guild/American Federation of Television and Radio Artists (“AFTRA”), the Directors Guild of America (“DGA”) or the National Association of Broadcast Employees and Technicians/ Communications Workers of America (“NABET/CWA”). The NABET/CWA collective bargaining agreement expires on August 23, 2015. The AFTRA collective bargaining agreement expires on September 30, 2015. The DGA collective bargaining agreement expires on February 13, 2015. No employees of our other owned stations are represented by unions. We consider our relations with our employees to be satisfactory.

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

We have a substantial amount of debt. As of September 30, 2013, our total debt consisted of $455,000 of 8% senior notes due May 15, 2018. In addition, we have a $60,000 senior credit facility which expires April 30, 2015, however no amount was outstanding as of September 30, 2013. Subject to the limitations of our debt instruments, we could also incur additional debt in certain circumstances.

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

We depend on advertising revenue, which can vary substantially from period to period based on many factors beyond our control, including changes in legislation and general economic conditions.

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising time for the substantial majority of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local markets in which our stations operate. An economic slowdown in any of the local markets in which our stations operate could have an adverse effect on our results of operations and our business. In addition, changes in legislation or other factors that impact our advertisers’ ability to spend, could have an adverse effect on our results of operations and our business.

We depend on the Washington, D.C. market for a substantial portion of our revenue.

For Fiscal 2011, 2012, and 2013 the Washington, D.C. market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy. Decreased demand for advertising in the Washington, D.C. market may adversely affect our business and results of operations.

We particularly depend on automotive-related advertising, which may be affected by changes in that industry.

Approximately 20%, 21% and 20% of our total operating revenues for the fiscal years ended September 30, 2011, 2012 and 2013, respectively, consisted of automotive-related advertising. Automotive-related advertising increased 11% and 15% during the years ended September 30, 2011 and 2012, respectively, and remained flat for the year ended September 30, 2013. Significant decreases in advertising by this industry would adversely affect our operating results.

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

License Renewal. Our business is dependent upon our continuing to hold broadcasting licenses from the FCC that are issued for terms of eight years. Although in the vast majority of cases such licenses are renewed by the FCC even when petitions to deny or competing applications are filed against broadcast license renewal applications, we cannot be assured that our licenses will be renewed upon their expiration dates. License renewal applications are currently pending for KATV, WHTM, WJLA, WSET and WCFT/WJSU. These stations continue to operate under their expired licenses until the FCC takes action on the renewal applications. The license for KTUL is currently effective with an expiration date of June 1, 2014. If we fail to renew any of our licenses, or renew them with substantial conditions or modifications, it could prevent us from operating the affected stations and generating revenues. See “Our Business—Legislation and Regulation—License Renewal.”

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

All of our television stations are affiliated with the ABC network. These affiliations are valuable to us because programs provided by broadcast networks are typically the most popular with audiences, which increases our ability to attract viewers to our programs, including our local newscasts. Because networks increasingly distribute their programming on other platforms, such as the Internet or portable devices, they may become less reliant upon their affiliates to distribute their programming, which could put us at a disadvantage in future contract negotiations. Our television viewership levels, and ultimately advertising revenues, are in large part dependent upon programming provided by ABC, and there can be no assurance that such programming will achieve and maintain satisfactory viewership levels in the future. Each of our television stations has entered into an affiliation agreement with the ABC network, which expires on December 31, 2017. Although ABC has continually renewed its affiliation with our television stations for as long as we have owned them and we expect to continue to be able to renew such affiliation agreements, we cannot be assured that such renewals will be obtained. In addition, we cannot be assured that future affiliation agreements will be renewed under the same general terms. Historically, our network affiliation agreements included network compensation. However, under our current Affiliation Agreements, we no longer receive compensation, and we pay the network in exchange for the right to broadcast ABC programming on our stations.

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

Cable operators (including telcos) and DBS systems are generally required to carry the primary signal of local commercial television stations pursuant to the FCC’s “must carry” or “carry-one, carry-all” rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station’s consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the “must carry” or “carry-one, carry-all” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station’s signal, in most cases in exchange for some form of consideration from the system operator. Our retransmission agreements have various expiration dates. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signals are distributed on less favorable terms, our ability to distribute our programming and our operating results could be adversely affected.

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

So-called “over-the-top” Internet programming services such as Aereo and FilmOnX have begun offering Internet-based program services in an attempt to retransmit existing broadcast stations without negotiating for carriage with the broadcaster or payment of any copyright or carriage fee. Litigation is pending in multiple jurisdictions challenging such distribution. We are among several plaintiffs seeking to enjoin FilmOnX from redistributing WJLA in the

Washington, D.C. market. The grant of our requested preliminary injunction is on appeal. Concurrently, the FCC is conducting a rulemaking proceeding to determine what constitutes an MVPD for purposes of both the Copyright and Communications Acts, which action could affect whether and to what extent the current system of retransmission consent payments will continue in its present form. Reclassification of some program distributors to avoid payments to us could adversely affect our business.

NewsChannel 8 is dependent on MVPD operators for carriage of its programming.

NewsChannel 8 is party to affiliation agreements with cable operators and other terrestrial MVPDs as well as one DBS provider for the carriage of its programming to subscribers. The four primary affiliation agreements have expiration dates of December 31, 2015, June 30, 2016, December 31, 2016 and December 31, 2021. The news service operated by NewsChannel 8 is entirely dependent upon carriage by the MVPDs. Although these agreements have been renewed by the MVPDs in the past, there can be no assurance that these agreements will be renewed upon expiration or whether the same general terms and conditions can be retained. The non-renewal or termination of one or more of these affiliation agreements or alteration of terms could adversely affect our results of operations.

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

We are evaluating, and will continue to evaluate, the nature and scope of our operations and various short-term and long-term strategic considerations. There are uncertainties and risks relating to strategic initiatives. For example, acquisition opportunities may become more limited as a consequence of the consolidation of ownership occurring in the television broadcast industry. Also, prospective competitors may have greater financial resources than we do. Future acquisitions may not be available on attractive terms, or at all. Also, if we do make acquisitions, we may not be able to successfully integrate the acquired stations or businesses. With respect to divestitures, we may experience varying success in making such divestitures on favorable terms, if at all, or in reducing fixed costs or transferring liabilities previously associated with the divested television stations or businesses. Finally, any such acquisitions or divestitures will be subject to FCC approval and potentially reviewed by the Department of Justice. Any of these efforts would require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, there may be an adverse effect on our financial condition and operating results. See “Liquidity and Capital Resources—Purchase Agreement.”

Our stockholder may have interests that conflict with holders of our debt.

We are controlled by the Allbritton family. Accordingly, the family is able to control our operations and policies, and the vote on all matters submitted to a vote of our stockholder, including, but not limited to, electing directors, adopting amendments to ACC’s certificate of incorporation and approving mergers or sales of substantially all of ACC’s assets. Circumstances may occur in which the interests of the family could be in conflict with the interests of the holders of our debt. In addition, the family could pursue acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes. See “Ownership of Capital Stock— ACC Common Stock” and “Certain Relationships and Related Transactions” and “Liquidity and Capital Resources—Purchase Agreement.”

We have paid dividends and made advances to related parties, and we expect to continue to do so in the future.

ACC has made advances to certain related parties. Because, at present, such related parties’ primary sources of repayment of the advances is through our ability to pay dividends or to make other distributions, these advances have been treated as reductions to stockholder’s investment in our consolidated balance sheets. The stockholder’s deficit at September 30, 2012 and 2013 was $368,550 and $385,726, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Certain Relationships and Related Transactions.” Under our current debt instruments, future advances, loans, dividends and distributions by us are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our debt, ACC will make advances, distributions or dividends to related parties in the future.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

Currently, there are three bargaining agreements with unions representing 129 of our full and part-time employees at WJLA/NewsChannel 8, all of which have current collective bargaining agreements with the Company. We cannot provide assurance about the results of negotiation of future collective bargaining agreements, whether future collective bargaining agreements will be negotiated without interruptions in our business, or the possible effect of future collective bargaining agreements on our financial condition or results of operations. We also cannot be assured that strikes will not occur in the future in connection with labor negotiations or otherwise. Any prolonged strike or work stoppage could have an adverse effect on our financial condition and results of operations. See “Our Business – Employees.”

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

The following table describes the general characteristics of our principal real property:

Facility	Market/Use	Ownership	Approximate Size	Lease Expiration Date
WJLA/NewsChannel 8	Rosslyn, VA
	Office/Studio	Leased	99,977 sq. ft.	6/30/17

Prince George’s, MD
	Tower – Weather	Leased	1 acre	3/31/16

Bethesda, MD
	Downlink Receive	Leased	5,300 sq. ft.	9/30/14

Washington, D.C.
	Tower/Transmitter	Joint Venture	108,000 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	2/28/17

WHTM	Harrisburg, PA
	Office/Studio	Owned	14,000 sq. ft.	N/A
	Adjacent Land	Owned	59,337 sq. ft.	N/A
	Tower/Transmitter	Owned	2,801 sq. ft.	N/A
	Office	Leased	4,417 sq. ft.	3/31/16

KATV	Little Rock, AR
	Office/Studio	Owned	20,500 sq. ft.	N/A
	Office/Studio	Leased	1,500 sq. ft.	1/31/15

	Tower/Transmitter	Leased	3.49 acres	5/31/23
	Annex/Garage	Owned	67,400 sq. ft.	N/A

KTUL	Tulsa, OK
	Office/Studio	Owned	13,520 sq. ft.	N/A
	Tower/Transmitter	Owned	160 acres	N/A

WSET	Lynchburg, VA
	Office/Studio	Owned	15,500 sq. ft.	N/A
	Tower/Transmitter	Owned	2,700 sq. ft.	N/A

Danville, VA
	Office/Studio	Leased	2,150 sq. ft.	2/28/15

Roanoke, VA
	Office/Studio	Leased	1,777 sq. ft.	11/30/14
	Translator Tower Site	Owned	4.68 acres	N/A

WBMA/WCFT/WJSU	Birmingham, AL
	Office/Studio/Dish Farm	Leased	26,357 sq. ft./0.5 acres	9/30/21
	Tower/Relay-Pelham	Leased	.08 acres	10/31/16
	Tower/Relay-Red Mtn.	Owned	.21 acres	N/A

Tuscaloosa, AL
	Office/Studio	Leased	370sq. ft.	2/28/14
	Tower-AmSouth	Leased	134.2 acres	4/30/16

Anniston, AL
	Office/Studio	Leased	700 sq. ft.	10/31/16
	Tower-Blue Mtn.	Owned	1.7 acres	N/A
	Tower-Bald Rock	Leased	1 acre	8/29/16

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

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

The selected consolidated financial data for the fiscal years ended September 30, 2009, 2010, 2011, 2012 and 2013 are derived from our consolidated financial statements. Please note that the statement of operations data below have been adjusted to reflect WCIV and POLITICO as discontinued operations for all periods presented. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere herein.

	Fiscal Year Ended September 30,
	2009	2010	2011	2012	2013
Statement of Operations Data:
Operating revenues, net	$181,798	$201,200	$196,923	$214,238	$226,329
Television operating expenses, excluding depreciation, amortization and impairment	111,748	109,140	115,450	113,758	124,135
Depreciation and amortization	8,939	8,863	9,500	9,624	7,281
Impairment of intangible assets	30,700	—	—	—	—
Corporate expenses	5,079	6,176	6,731	7,054	6,962
Operating income	25,332	77,021	65,242	83,802	87,951
Interest expense	37,180	37,469	37,201	36,984	36,905
Interest income	30	3	—	—	86
Interest income–related party	112	215	—	328	606
Loss on early repayment of debt	—	10,408	—	—	—
Gain on settlement of insurance policies	—	—	—	—	3,993
Other nonoperating income (expense), net	5,222	1,057	(1,823)	(1,542)	(1,470)
(Loss) income from continuing operations before income taxes	(6,484)	30,419	26,218	45,604	54,261
(Benefit from) provision for income taxes	(713)	6,888	8,759	16,674	18,399
(Loss) income from continuing operations	(5,771)	23,531	17,459	28,930	35,862
Income from discontinued operations, net of tax (1)	199	1,641	—	—	—
Net (loss) income	(5,572)	25,172	17,459	28,930	35,862

	As of September 30,
	2009	2010	2011	2012	2013
Balance Sheet Data:
Total assets	$127,110	$132,356	$122,433	$129,626	$108,762
Total debt (2)	475,240	470,000	460,000	455,000	455,000
Stockholder’s investment	(398,809)	(388,716)	(379,567)	(368,550)	(385,726)

	Fiscal Year Ended September 30,
	2009	2010	2011	2012	2013
Cash Flow Data (3):
Cash flow from operating activities	$21,407	$36,142	$27,304	$40,084	$53,044
Cash flow from investing activities	(4,780)	(5,573)	(9,471)	(2,480)	(3,663)
Cash flow from financing activities	(16,035)	(29,854)	(18,310)	(22,932)	(53,038)
Financial Ratios and Other Data:
Operating income margin	13.9%	38.3%	33.1%	39.1%	38.9%
Capital expenditures (4)	$4,853	$5,666	$9,710	$2,808	$3,983

(Footnotes on following page)

Footnotes

(dollars in thousands)

(1)	Effective August 1, 2009, the equity interests of WCIV, our wholly-owned subsidiary, were distributed to Perpetual. On November 13, 2009, the equity interests of POLITICO, our wholly-owned subsidiary, were distributed to Perpetual. As the operations of WCIV and POLITICO each constituted a component of the Company, their operating results have been presented as discontinued operations for all periods presented.
(2)	Total debt is defined as long-term debt (including the current portion thereof, and net of discount).
(3)	Cash flows from operating, investing and financing activities were determined in accordance with Generally Accepted Accounting Principles (“GAAP”). See “Consolidated Financial Statements—Consolidated Statements of Cash Flows.”
(4)	Capital expenditures for the year ended September 30, 2009 is exclusive of $4,376 in proceeds from a property insurance claim associated with the replacement of our broadcast tower and related equipment in Little Rock, Arkansas.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)

General Factors Affecting Our Business

The Company

We own ABC network-affiliated television stations serving six geographic markets: WJLA in Washington, D.C.; WHTM in Harrisburg, Pennsylvania; WCFT in Tuscaloosa, Alabama, WJSU in Anniston, Alabama and WBMA-LD, a low power television station licensed to Birmingham, Alabama (we operate WCFT and WJSU in tandem with WBMA-LD serving the viewers of the Birmingham, Tuscaloosa and Anniston market as a single programming source); KATV in Little Rock, Arkansas; KTUL in Tulsa, Oklahoma; and WSET in Lynchburg, Virginia. We also provide 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA.

On July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, WCIV to the Sinclair Broadcast Group for an aggregate purchase price of $985,000, subject to adjustment for working capital. Completion of the transaction is subject to customary closing conditions, including Federal Communications Commission approval and antitrust clearance, as applicable, and is expected to close during the first or second calendar quarter of 2014, subject to the satisfaction of these conditions. See also “Liquidity and Capital Resources—Purchase Agreement.”

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

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Because we rely on sales of advertising for a substantial majority of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. For Fiscal 2011, 2012 and 2013, the Washington, D.C. market accounted for approximately one-half of our total revenues. As a result, our results of operations are highly dependent on WJLA/NewsChannel 8 and, in turn, the Washington, D.C. economy and, to a lesser extent, on each of the other local economies in which our stations operate.

We are also dependent on automotive-related advertising. Approximately 20%, 21% and 20% of our total operating revenues for the years ended September 30, 2011, 2012 and 2013, respectively, consisted of automotive-related advertising. Automotive-related advertising increased 11% and 15% during the years ended September 30, 2011 and 2012, respectively, and remained flat for the year ended September 30, 2013. Significant decreases in such advertising in the future would adversely affect our operating results.

Operating Revenues

The following table depicts the principal types of operating revenues from continuing operations, net of agency commissions, earned by us during each of the last three fiscal years and the percentage contribution of each to our total operating revenues, before fees.

	Fiscal Year Ended September 30,
	2011		2012		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$157,098	78.3%	$157,297	72.2%	$152,022	66.3%
Political (2)	7,782	3.9%	14,919	6.9%	23,856	10.4%
Subscriber fees (3)	21,938	10.9%	31,667	14.5%	40,526	17.7%
Internet (4)	4,068	2.0%	4,972	2.3%	5,664	2.5%
Trade and barter (5)	5,101	2.5%	4,444	2.0%	5,083	2.2%
Other revenues	4,702	2.4%	4,571	2.1%	2,215	0.9%

Operating revenues	200,689	100.0%	217,870	100.0%	229,366	100.0%

Fees (6)	(3,766)		(3,632)		(3,037)

Operating revenues, net	$196,923		$214,238		$226,329

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Local and national advertising constitutes our largest category of operating revenues, representing approximately 65% to 80% of our total operating revenues in each of the last three fiscal years. Local and national advertising revenues decreased 3.5% in Fiscal 2011, remained essentially flat in Fiscal 2012 and decreased 3.4% in Fiscal 2013.

Results of Operations—Fiscal 2013 Compared to Fiscal 2012

Set forth below are selected consolidated financial data for Fiscal 2012 and 2013, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage
	2012	2013	Change
Operating revenues, net	$214,238	$226,329	5.6%
Operating expenses	130,436	138,378	6.1%

Operating income	83,802	87,951	5.0%
Other nonoperating expenses, net	38,198	33,690	(11.8)%
Income tax provision	16,674	18,399	10.3%

Net income	$28,930	$35,862	24.0%

Net Operating Revenues

Net operating revenues for Fiscal 2013 totaled $226,329, an increase of $12,091, or 5.6%, as compared to Fiscal 2012. This increase primarily reflects increased demand for political advertising and increased subscriber fees.

Local and national advertising revenues decreased 5,275, or 3.4%, as compared to Fiscal 2012, primarily due to lower demand for local and national advertising, including flat demand in the key automotive category and the displacement of local and national advertisers during the peak political advertising period leading up to the November 2012 general election. Such displacement resulted in a 9.7% decrease in local and national advertising revenue in the quarter ended December 31, 2012 and also extended to automotive-related advertising, which decreased 4% during that same quarter.

Political advertising revenues amounted to $23,856 during Fiscal 2013 as compared to $14,919 during Fiscal 2012. In Fiscal 2012 and 2013, political advertising revenues were primarily generated by spending leading up to and during the heavily contested 2012 presidential election, as well as congressional elections and ballot referendums in several of our markets.

Subscriber fees increased $8,859, or 28.0%, during Fiscal 2013 as compared to the prior fiscal year. This increase in subscriber fees was primarily due to a number of retransmission consent agreements being renewed at increased per subscriber rates beginning in January 2013. In addition, the increase in subscriber fees was also due to the fact that a significant number of retransmission consent agreements, representing approximately one-half of our subscriber base, were subject to renewal effective January 1, 2012 and were renewed at increased per subscriber rates. Further, the increase also reflects increases in per subscriber rates in accordance with existing underlying agreements.

Total Operating Expenses

Total operating expenses in Fiscal 2013 were $138,378, representing an increase of $7,942, or 6.1%, compared to total operating expenses of $130,436 in Fiscal 2012. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $10,377, partially offset by a decrease in depreciation and amortization of $2,343 and a decrease in corporate expenses of $92.

Television operating expenses, excluding depreciation and amortization, increased 9.1% from $113,758 in Fiscal 2012 to $124,135 in Fiscal 2013. This increase was due primarily to the terms of our new ABC affiliation agreements, which took effect January 1, 2013. Under these agreements, our programming costs have increased as we are required to pay the network in exchange for the right to broadcast ABC programming on our stations. Programming costs also increased beginning with the fall 2012 television season due to the ABC network returning one hour of daytime to its affiliates to program. In addition, the increase in television operating expenses was also due to higher news costs related to the November 2012 general election and other weather-related coverage in the first fiscal quarter.

Operating Income

Operating income increased $4,149, or 5.0%, from $83,802 in Fiscal 2012 to $87,951 in Fiscal 2013; however, the operating income margin in Fiscal 2013 decreased to 38.9% from 39.1% for the prior fiscal year. The increase in operating income and decrease in margin during Fiscal 2013 were the result of increased net operating revenue, partially offset by increased total operating expenses, but with total operating expense increasing at a slightly higher rate, as discussed above.

Nonoperating Expenses, Net

Interest Expense. Interest expense decreased by $79, or 0.2%, from $36,984 in Fiscal 2012 to $36,905 in Fiscal 2013. The average balance of debt outstanding for Fiscal 2012 and 2013 was $461,815 and $460,971, respectively, and the weighted average interest rate on debt was 7.9% and 8.0% during the years ended September 30, 2012 and 2013, respectively.

Gain on Settlement of Insurance Policies. The $3,993 gain on settlement of insurance policies represents the difference between the death benefit and the cash surrender value of company-owned life insurance policies. These policies terminated during the first quarter of Fiscal 2013 upon the death of the insured, our founder and former Chairman.

Income Taxes

The provision for income taxes in Fiscal 2013 totaled $18,399, an increase of $1,725, or 10.3%, when compared to the provision for income taxes of $16,674 in Fiscal 2012. This increase in income tax expense was primarily due to the $8,657 or 19.0% increase in income before income taxes, partially offset by the effect of the non-taxable gain on the settlement of insurance policies.

Net Income

For Fiscal 2013, we recorded net income of $35,862 as compared to $28,930 for Fiscal 2012. The increase in net income during Fiscal 2013 of $6,932, or 24.0%, was primarily due to increased operating income and the gain on settlement of insurance policies, as discussed above.

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

Set forth below are selected consolidated financial data for Fiscal 2011 and 2012, respectively, and the percentage change between the years.

	Fiscal Year Ended September 30,		Percentage
	2011	2012	Change
Operating revenues, net	$196,923	$214,238	8.8%
Operating expenses	131,681	130,436	(0.9)%

Operating income	65,242	83,802	28.4%
Other nonoperating expenses, net	39,024	38,198	(2.1)%
Income tax provision	8,759	16,674	90.4%

Net income	$17,459	$28,930	65.7%

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

Liquidity and Capital Resources

As of September 30, 2013, our cash and cash equivalents aggregated $13,417, and we had an excess of current assets over current liabilities of $29,688.

Purchase Agreement.

As discussed in “General Factors Affecting Our Business,” on July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, WCIV to the Sinclair Broadcast Group. In anticipation of, and conditioned on the consummation of this transaction, Perpetual has entered into various retention agreements with certain of our key employees, including certain named executive officers. In addition, also in contemplation of this transaction, the Company has entered into retention agreements with certain of our other key employees (not including the named executive officers) conditioned upon consummation of the transaction. These agreements provide a bonus payment upon the completion of the sale of Perpetual to those certain key employees who remain employed by us, or our assignee, and will be payable on, or after closing. As of September 30, 2013, we have not accrued any amounts for these potential future obligations.

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

As reported in our consolidated statements of cash flows, our net cash provided by operating activities was $27,304, $40,084 and $53,044 for Fiscal 2011, 2012 and 2013, respectively. The increase in cash provided by operating activities from Fiscal 2011 to Fiscal 2012 was primarily due to the increase in net income. The increase in cash provided by operating activities from Fiscal 2012 to Fiscal 2013 was primarily due to the increase in net income and the settlement of company-owned life insurance policies, as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations.

Distributions to Related Parties

We have periodically made advances in the form of distributions to Perpetual. For Fiscal 2011, 2012 and 2013 we made cash advances to Perpetual of $8,310, $17,913 and $53,038, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. See “General Factors Affecting Our Business.”

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements relating to our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, we will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2013 and through December 12, 2013, we made cash advances to Perpetual of $28,500.

During Fiscal 2011, 2012 and 2013 we were charged under a tax sharing agreement with Perpetual for federal and state income taxes totaling $6,411, $15,878 and $17,480, respectively, and we made payments to Perpetual for these taxes of $6,411, $15,878 and $17,480, respectively.

Stockholder’s deficit amounted to $385,726 at September 30, 2013, an increase of $17,176, or 4.7%, from the September 30, 2012 deficit of $368,550. The increase was due to a net increase in distributions to owners of $53,038, partially offset by Fiscal 2013 net income of $35,862.

Indebtedness

Our total debt was $455,000 at September 30, 2012 and 2013. This debt consisted of $455,000 of 8% senior notes due May 15, 2018. We did not have any amounts outstanding under our senior credit facility.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of September 30, 2013, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which no amounts were outstanding at September 30, 2012 and 2013, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior secured leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2012 and 2013 are provided below.

	As of September 30, 2012	As of September 30, 2013
Total Leverage Ratio
Calculation:
Total debt	$455,000	$455,000
Consolidated EBITDA, as defined below	$94,200	$95,962
Total debt divided by Consolidated EBITDA	4.83	4.74

Requirements (calculations must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended September 30, 2012	Calculation for the twelve months ended September 30, 2013
Net Income	$28,930	$35,862
Provision for income taxes	16,674	18,399
Interest expense	36,984	36,905
Loss (gain) on disposal of assets	760	(55)
Depreciation and amortization	8,864	7,336
Provision for doubtful accounts	559	159
Gain on settlement of insurance policies	—	(3,993)
Other noncash charges	1,429	1,349

Consolidated EBITDA	$94,200	$95,962

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

We believe that based on anticipated results for Fiscal 2014, we will be able to continue to comply with the financial covenants of our senior credit facility.

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

Other Uses of Cash

During Fiscal 2011, 2012 and 2013 we made $9,710, $2,808 and $3,983 respectively, of capital expenditures. The decline in capital expenditures during Fiscal 2012 and 2013 as compared to Fiscal 2011 was due primarily to the completion of the conversion to high definition local production in all markets during Fiscal 2011. At this time, we estimate that capital expenditures for Fiscal 2014 will be at a minimal level leading up to the closing date of the purchase agreement. See “Purchase Agreement”. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility.

We regularly enter into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or cancelled program rights. Additionally, under our current Affiliation Agreements, we have certain minimum cash commitments for network program rights. During Fiscal 2011, 2012 and 2013, we made cash payments of approximately $11,600, $8,000 and $16,100, respectively, for program rights. We anticipate cash payments for program rights will approximate $21,000 for Fiscal 2014 and be approximately $26,000 in Fiscal 2015, increasing to approximately $38,000 by Fiscal 2018. We currently intend to fund these commitments with cash provided by operations.

The following table presents the long-term debt maturities, required payments under contractual agreements for program rights, future minimum lease payments under noncancellable leases, guaranteed payments under employment contracts and purchase obligations as of September 30, 2013:

	Fiscal Year Ending September 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$455,000	$—	$455,000
Interest payments on senior notes	36,400	36,400	36,400	36,400	36,400	—	182,000
Program rights	20,818	21,041	22,004	19,048	5,123	562	88,596
Operating leases	5,980	6,039	6,055	4,620	641	2,251	25,586
Employment contracts	12,345	3,098	1,687	345	90	—	17,565
Purchase obligations	3,639	3,744	1,064	308	—	—	8,755

Total	$79,182	$70,322	$67,210	$60,721	$497,254	$2,813	$777,502

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

ACC’s cash flow from operations and consequent ability to service its debt is, in part, dependent upon the earnings of its subsidiaries and the distribution (through dividends or otherwise) of those earnings to ACC, or upon loans, advances or other payments of funds by those subsidiaries to ACC. As of September 30, 2013, approximately 50% of the assets of ACC were held by operating subsidiaries, and for Fiscal 2013, approximately 50% of ACC’s net operating revenues were derived from the operations of ACC’s subsidiaries.

Income Taxes

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between ACC and Perpetual, we are required to pay to Perpetual our federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia and the District of Columbia, which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined state income tax liability, computed based upon statutory state income tax rates applied to our combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable by us to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

Intangible Assets

Intangible assets consist of values assigned to broadcast licenses. The amounts originally assigned to these intangible assets were based on the results of independent valuations. The carrying value of our broadcast licenses was $11,590 at September 30, 2012 and 2013. Broadcast licenses are deemed to have indefinite lives. We evaluate the remaining life of our broadcast licenses each period. While broadcast licenses are granted by the FCC for a fixed period of time, renewals of these licenses have occurred routinely and at nominal cost. Costs associated with the renewal of broadcast licenses are expensed as incurred.

Our indefinite-lived intangible assets, consisting of broadcast licenses, are not amortized but are subject to impairment tests annually on September 30 as well as on an interim basis whenever events indicate that impairment may exist. When we assess our indefinite-lived intangible assets for impairment, we have the option of performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, before further quantitative impairment testing is necessary. As part of our qualitative assessment, we consider various factors and the impact that changes in such factors would have on the inputs used in our most recent quantitative analysis. Such factors include, but are not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which our stations operate, (b) our ability to access capital, (c) changes in the broadcast industry, (d) changes in the operating model of a broadcast station, including customer base, cost structure and the emergence of new technologies, (e) comparison of our current financial performance to historical and budgeted results, and (f) comparison of the excess of the fair value of our of broadcast licenses to the carrying value of those licenses, using the results of our most recent quantitative assessment. Consideration of these factors is assessed on a station-by-station basis.

If we conclude through our qualitative assessment that it is more likely than not that our broadcast licenses are impaired, or if we chose to bypass the qualitative assessment, we perform a quantitative assessment using an income approach consistent with the methodology used in our historical valuation assessments to determine the fair value of our broadcast licenses on a station-by-station basis. If the results of such assessment yield that the carrying value of a station’s broadcast licenses exceed the fair value, we record such excess as the amount of impairment. The income approach assumes an initial hypothetical start-up operation, maturing into an average performing independent or non-affiliated station in a specific television market and giving consideration to other relevant factors such as the number of competing stations within that market. The net cash flows of this hypothetical average market participant are projected from the first year start-up to perpetuity and then discounted back to net present value. The calculated valuation is compared to market transactions in order to confirm the results of the income approach. The key valuation assumptions in estimating the fair value under this method include, but are not limited to: (a) pre-tax discount rate; (b) compound annual market revenue growth rates; and (c) operating profit margins, excluding depreciation and amortization, for an average market participant in our specific markets after the hypothetical start-up period.

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

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between us and Perpetual, we are required to pay to Perpetual our federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia and the District of Columbia, which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined state income tax liability, computed based upon statutory state income tax rates applied to our combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

(dollars in thousands)

At September 30, 2013, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At September 30, 2013, the carrying value of such debt was $455,000, the fair value was approximately $491,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

See Index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Using the framework in Internal Control – Integrated Framework, management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

Executive Officers and Directors

Executive officers and directors of ACC are as follows:

Name	Age	Title
Barbara B. Allbritton	76	Executive Vice President and Director
Robert L. Allbritton	44	Chairman, Chief Executive Officer and Director
Frederick J. Ryan, Jr.	58	Vice Chairman, President, Chief Operating Officer and Director
Jerald N. Fritz	62	Senior Vice President, Legal and Strategic Affairs, General Counsel
Stephen P. Gibson	48	Senior Vice President and Chief Financial Officer
James C. Killen, Jr.	51	Vice President, Sales

BARBARA B. ALLBRITTON has been a Director of ACC since its inception in 1974, Vice President of ACC from 1980 to 2001 and Executive Vice President since 2001. She currently serves as an officer and/or director of each of ACC’s television subsidiaries, as well as Perpetual, The Allbritton Foundation and the Allbritton Art Institute. She currently serves as a trustee of Baylor College of Medicine and a director of Blair House Restoration Fund. She was formerly a director of The Foundation for the National Archives. Mrs. Allbritton is the widow of Joe L. Allbritton, our founder and former Chairman, and the mother of Robert L. Allbritton. See “Certain Relationships and Related Transactions.”

As a director, Mrs. Allbritton brings institutional knowledge and continuity to the board, having served for 38 years. In addition, her experience in media, banking, insurance and real estate enable her to provide knowledgeable guidance to the Company in these areas. Her experience in serving on multiple boards, including the board of a medical college as well as boards of civic, educational and charitable institutions has provided her insight on a variety of different corporate governance methods and has enabled her to provide guidance to the ACC board that incorporates these experiences.

ROBERT L. ALLBRITTON has been Chairman of the Board of Directors and Chief Executive Officer of ACC since February 2001 and a Director of ACC since 1993. Mr. Allbritton was Executive Vice President and Chief Operating Officer of ACC from 1994 to 1998 and President of ACC from 1998 to 2001. He is also an officer and/or director of Perpetual, each of ACC’s subsidiaries, The Allbritton Foundation and the Allbritton Art Institute. He is also founder and Publisher of POLITICO, which launched in January 2007. Mr. Allbritton has served on the Board of Directors of the Lyndon B. Johnson Foundation since 2002 and on the Board of Trustees of Wesleyan University from 2003 to 2012. He is the son of Joe L. and Barbara B. Allbritton. See “Certain Relationships and Related Transactions.”

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

JERALD N. FRITZ has been part of ACC’s management since 1987, currently serving as a Senior Vice President. He serves as its General Counsel and also oversees strategic planning and governmental affairs. From 1981 to 1987, Mr. Fritz held several positions with the FCC, including Chief of Staff and Legal Counsel to the Chairman. Mr. Fritz was in private practice from 1978 to 1981, specializing in communications law, and from 1980 to 1983 was on the adjunct faculty of George Mason University Law School teaching communications law and policy. Mr. Fritz began his career in broadcasting in 1973 with WGN-TV, Chicago. He is a former director of the National Association of Broadcasters (“NAB”) and the Board of

Governors of the ABC Affiliates Association. Mr. Fritz is also a former division chair of the Communications Forum of the American Bar Association as well as the past Co-Chair of the Pre-Publication Committee of the Media Law Resource Center.

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

Determination of Fiscal 2013 Compensation

Our goals for Fiscal 2013 were to provide an executive compensation program that was equitable in a competitive marketplace and recognized and rewarded individual achievements. To achieve such goals, we relied primarily on base salaries, cash bonuses and other compensation for each of our named executive officers. Compensation levels for each named executive officer were determined based on the position and responsibility of such executive, his impact on the operation and financial performance of the Company and the knowledge and experience of such executive. These factors were considered as a group, without particular weight given to any single factor, and were necessarily subjective in nature.

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal years ended September 30, 2011, 2012 and 2013:

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation (5)	Total
Robert L. Allbritton (1)	2013	$750,000	$—	$—	$750,000
Chairman and	2012	750,000	—	—	750,000
Chief Executive Officer	2011	750,000	—	—	750,000
Frederick J. Ryan, Jr. (2)	2013	585,000	100,000	48,109	733,109
President and Chief	2012	585,000	100,000	47,914	732,914
Operating Officer	2011	585,000	100,000	43,017	728,017
Stephen P. Gibson (3)	2013	380,000	165,000	37,344	582,344
Senior Vice President and	2012	370,000	165,000	37,274	572,274
Chief Financial Officer	2011	360,000	100,000	35,937	495,937
James C. Killen, Jr.	2013	380,000	150,000	49,059	579,059
Vice President, Sales	2012	370,000	150,000	48,400	568,400
	2011	360,000	85,000	43,697	488,697
Jerald N. Fritz (4)	2013	340,000	130,000	37,507	507,507
Senior Vice President, Legal	2012	330,000	130,000	37,968	497,968
and Strategic Affairs	2011	320,000	65,000	35,660	420,660

(1)	Robert L. Allbritton is paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family, including ACC. The portion of such compensation related to ACC is allocated to ACC and also included as compensation above.
(2)	Frederick J. Ryan, Jr. is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Ryan is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family.
(3)	Stephen P. Gibson is paid cash compensation by ACC for services to ACC, which is included as compensation above. In addition, Mr. Gibson is also separately paid cash compensation by Perpetual for services to Perpetual and other interests of the Allbritton family.
(4)	Jerald N. Fritz is paid cash compensation by ACC for services to ACC and Perpetual. Of the compensation shown in the table for Mr. Fritz, $86,400, $89,100 and $95,200 represent the portion of such compensation related to Perpetual, and has been allocated to Perpetual in Fiscal 2011, 2012 and 2013, respectively.
(5)	Amounts in this column consist of dollar values of perquisites and other benefits including amounts contributed by the Company on behalf of our named executive officers to our defined contribution 401(k) savings plan, use of a Company-provided automobile or an automobile allowance, premiums for group health and term life insurance and executive disability plans, parking and club membership reimbursements.

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

Compensation Committee Report

Our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended September 30, 2013.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

(dollars in thousands)

Distributions to Related Parties

ACC has periodically made advances in the form of distributions to Perpetual. For Fiscal 2013, ACC made cash advances to Perpetual of $53,038. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties. In addition, ACC was charged by Perpetual for federal and state income taxes of $17,480 and made payments to Perpetual for federal and state income taxes in the amount of $17,480. There were no taxes due to Perpetual at September 30, 2013. See “Income Taxes” below.

At present, the primary source of repayment of net advances is through our ability to pay dividends or make other distributions, and there is no immediate intent for the amounts to be repaid. Accordingly, these advances have been treated as a reduction of stockholder’s investment and are described as “distributions” in our consolidated financial statements.

Under the terms of the agreements governing our indebtedness, future advances, distributions and dividends to related parties are subject to certain restrictions. We anticipate that, subject to such restrictions, applicable law and payment obligations with respect to our indebtedness, ACC will make advances, distributions or dividends to related parties in the future. Subsequent to September 30, 2013 and through December 12, 2013, we made cash advances to Perpetual of $28,500.

Management Fees

We paid management fees of $600 to Perpetual for Fiscal 2013, and we expect that management fees to be paid to Perpetual during Fiscal 2014 will approximate the amount paid for Fiscal 2013. These management fees reflect the compensation allocations referenced in the Executive Compensation Table as well as the net allocation of other shared costs. We believe that payments to Perpetual will continue in the future and that the amount of the management fees is at least as favorable to us as those prevailing for comparable transactions with or involving unaffiliated parties.

Income Taxes

Our operations are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between ACC and Perpetual, ACC is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to our consolidated taxable income. We file separate state income tax returns with the exception of Virginia and the District of Columbia which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, we are required to pay to Perpetual our combined state income tax liability, computed based upon statutory state income tax rates applied to our combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by us. In addition, the amounts payable by us to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset our taxable income for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

Office Space

We provided certain office space to Irides, LLC (“Irides”). Irides is a wholly-owned subsidiary of Allbritton New Media, Inc. (“ANMI”) which in turn is an 80%-owned subsidiary of Perpetual. Charges for this space totaled $83 for Fiscal 2013, and we do not expect to receive office space rental fees during Fiscal 2014 as Irides, effective April 1, 2013, has discontinued providing services to the Company in conjunction with POLITICO’s assumption of certain activities of the Irides business. We believe that the terms were substantially the same or at least as favorable to ACC as those prevailing for comparable arrangements involving nonaffiliated companies.

We provide certain office space and, until April 1, 2013, facilities-related services to POLITICO. POLITICO was a wholly-owned subsidiary of ACC until November 13, 2009, at which time the equity interests of POLITICO were distributed to Perpetual. Charges for this office space and related services totaled $1,090 for Fiscal 2013, and we expect to receive approximately the same amount during Fiscal 2014. We believe that these terms are substantially the same or at least as favorable to ACC as those prevailing for comparable arrangements involving nonaffiliated companies.

Internet Services

We have entered into various agreements with Irides to provide our stations with website design, hosting and maintenance services. We incurred fees of $183 to Irides during Fiscal 2013, and we do not expect to pay any fees in Fiscal 2014 as Irides, effective April 1, 2013, has discontinued providing these services to the Company in conjunction with POLITICO’s assumption of certain activities of the Irides business. We believe that the terms and conditions of the agreements were substantially the same or at least as favorable to us as those prevailing for comparable transactions with or involving nonaffiliated companies.

POLITICO provides us with certain website development services. We were charged $152 for such services during Fiscal 2013 based on POLITICO’s actual cost to provide these services. We anticipate that such charges in Fiscal 2014 will approximate the amount charged in Fiscal 2013. Additionally, effective April 1, 2013, POLITICO began providing certain website design, hosting and maintenance services previously performed by Irides as well as certain facilities-related services previously performed by Company personnel. We were charged $456 for these services during Fiscal 2013, and we expect to pay approximately $900 for these services in Fiscal 2014. We believe these charges are substantially the same or at least as favorable to ACC as those prevailing for comparable services from nonaffiliated companies.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(dollars in thousands)

PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended September 30, 2013 and our Board of Directors has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending September 30, 2014.

The fees billed by PricewaterhouseCoopers LLP for 2012 and 2013 were as follows:

	2012	2013
Audit fees	$306	$327
Audit-related fees	—	—
Tax fees	—	—
All other fees	7	8

Total	$313	$335

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

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation) and its subsidiaries (the “Company”) at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

McLean, VA

December 12, 2013

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2012	2013
ASSETS
Current assets
Cash and cash equivalents	$17,074	$13,417
Accounts receivable, less allowance for doubtful accounts of $1,471 and $1,380	37,163	38,107
Program rights	7,279	7,410
Deferred income taxes	1,114	1,303
Other	2,354	2,619

Total current assets	64,984	62,856
Property, plant and equipment, net	31,090	27,472
Intangible assets, net	11,590	11,590
Cash surrender value of life insurance	14,062	—
Program rights	114	426
Deferred financing costs and other	7,786	6,418

	$129,626	$108,762

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$1,732	$2,245
Accrued interest payable	13,837	13,751
Program rights payable	8,828	8,407
Accrued employee benefit expenses	5,220	4,337
Other accrued expenses	5,412	4,428

Total current liabilities	35,029	33,168
Long-term debt	455,000	455,000
Program rights payable	109	509
Deferred income taxes	810	710
Deferred rent and other	7,228	5,101

Total liabilities	498,176	494,488

Commitments and contingent liabilities (Note 9)
Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	92,764	128,626
Distributions to owners, net (Note 7)	(510,946)	(563,984)

Total stockholder’s investment	(368,550)	(385,726)

	$129,626	$108,762

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

	Year Ended September 30,
	2011	2012	2013
Operating revenues, net	$196,923	$214,238	$226,329

Television operating expenses, excluding depreciation and amortization	115,450	113,758	124,135
Depreciation and amortization	9,500	9,624	7,281
Corporate expenses	6,731	7,054	6,962

	131,681	130,436	138,378

Operating income	65,242	83,802	87,951
Nonoperating income (expense)
Interest income
Related party	—	328	606
Other	—	—	86
Interest expense	(37,201)	(36,984)	(36,905)
Gain on settlement of insurance policies	—	—	3,993
Other, net	(1,823)	(1,542)	(1,470)

Income before income taxes	26,218	45,604	54,261
Provision for income taxes	8,759	16,674	18,399

Net income	17,459	28,930	35,862
Retained earnings, beginning of year	46,375	63,834	92,764

Retained earnings, end of year	$63,834	$92,764	$128,626

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2011	2012	2013
Cash flows from operating activities:
Net income	$17,459	$28,930	$35,862

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,500	8,864	7,336
Other noncash charges	1,486	1,429	1,349
Provision for doubtful accounts	612	559	159
Loss (gain) on disposal of assets	231	760	(55)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	625	(877)	(1,103)
Program rights	4,552	(936)	(443)
Other current assets	(189)	75	(265)
Deferred income taxes	2,333	301	(189)
Cash surrender value of life insurance	—	—	14,062
Other noncurrent assets	(233)	(197)	19
Increase (decrease) in liabilities:
Accounts payable	(648)	(793)	513
Accrued interest payable	(1,536)	(17)	(86)
Program rights payable	(4,808)	(11)	(21)
Accrued employee benefit expenses	(605)	463	(883)
Other accrued expenses	(1,729)	1,920	(984)
Deferred incomes taxes	1,348	(538)	(100)
Deferred rent and other liabilities	(1,094)	152	(2,127)

Total adjustments	9,845	11,154	17,182

Net cash provided by operating activities	27,304	40,084	53,044

Cash flows from investing activities:
Capital expenditures	(9,710)	(2,808)	(3,983)
Proceeds from disposal of assets	239	328	320

Net cash used in investing activities	(9,471)	(2,480)	(3,663)

Cash flows from financing activities:
Borrowings under line of credit	58,000	63,500	52,000
Repayments under line of credit	(68,000)	(68,500)	(52,000)
Deferred financing costs	—	(19)	—
Distributions to owners	(8,310)	(17,913)	(53,038)

Net cash used in financing activities	(18,310)	(22,932)	(53,038)

Net (decrease) increase in cash and cash equivalents	(477)	14,672	(3,657)
Cash and cash equivalents, beginning of year	2,879	2,402	17,074

Cash and cash equivalents, end of year	$2,402	$17,074	$13,417

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,709	$36,988	$36,988

Cash paid for state income taxes	$172	$972	$855

See accompanying notes to consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1—THE COMPANY

Allbritton Communications Company (ACC or the Company) is an indirectly wholly-owned subsidiary of Perpetual Corporation (Perpetual), a Delaware corporation, which is controlled by the Allbritton family. The Company owns ABC network-affiliated television stations serving six geographic markets:

Station	Market
WJLA	Washington, D.C.
WHTM	Harrisburg-Lancaster-York-Lebanon, Pennsylvania
WBMA/WCFT/WJSU	Birmingham (Anniston and Tuscaloosa), Alabama
KATV	Little Rock, Arkansas
KTUL	Tulsa, Oklahoma
WSET	Roanoke-Lynchburg, Virginia

The Company also provides 24-hour per day basic cable television programming to the Washington, D.C. market, through NewsChannel 8, primarily focused on regional and local news for the Washington, D.C. metropolitan area. The operations of NewsChannel 8 are integrated with WJLA (WJLA/NewsChannel 8).

On July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group. See Note 11.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Revenue recognition—Revenues are generated principally from sales of commercial advertising and are recorded as the advertisements are broadcast net of agency and national representative commissions and music license fees. For certain program contracts which provide for the exchange of advertising time in lieu of cash payments for the rights to such programming, revenue is recorded as advertisements are broadcast at the estimated fair value of the advertising time given in exchange for the program rights. Such barter revenue was $4,708, $4,030 and $4,711 for the years ended September 30, 2011, 2012 and 2013, respectively. Subscriber fee revenues are recognized in the period during which programming is provided, pursuant to affiliation agreements with cable television systems, direct broadcast satellite service providers and telephone company operators.

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

Intangible assets—Intangible assets consist of values assigned to broadcast licenses. The amounts originally assigned to these intangible assets were based on the results of independent valuations. Broadcast licenses are deemed to have indefinite lives and are not amortized but are subject to tests for impairment at least annually each September 30, or whenever events indicate that impairment may exist. The Company also evaluates the remaining life of its broadcast licenses each period. While broadcast licenses are granted by the Federal Communications Commission (FCC) for a fixed period of time, renewals of these licenses have occurred routinely and at nominal cost. Costs associated with the renewal of broadcast licenses are expensed as incurred.

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

Income taxes—The operations of the Company are included in a consolidated federal income tax return filed by Perpetual. In accordance with the terms of a tax sharing agreement between the Company and Perpetual, the Company is required to pay to Perpetual its federal income tax liability, computed based upon statutory federal income tax rates applied to the Company’s consolidated taxable income. The Company files separate state income tax returns with the exception of Virginia and the District of Columbia, which are included in combined state income tax returns filed by Perpetual. In accordance with the terms of the tax sharing agreement, the Company is required to pay to Perpetual its combined state income tax liability, computed based upon statutory state income tax rates applied to the Company’s combined state net taxable income. Taxes payable to Perpetual are not reduced by losses generated in prior years by the Company. In addition, the amounts payable by the Company to Perpetual under the tax sharing agreement are not reduced if losses of other members of the Perpetual group are utilized to offset taxable income of the Company for purposes of the Perpetual consolidated federal or combined state income tax returns.

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

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30,
	2012	2013
Buildings and leasehold improvements	$32,250	$32,584
Furniture, machinery and equipment	105,795	96,682

	138,045	129,266
Less accumulated depreciation	(109,439)	(103,726)

	28,606	25,540
Land	1,951	1,831
Construction-in-progress	533	101

	$31,090	$27,472

Depreciation and amortization expense was $9,500, $9,624 and $7,281 for the years ended September 30, 2011, 2012 and 2013, respectively.

NOTE 4—INTANGIBLE ASSETS

The carrying value of the Company’s indefinite-lived intangible assets, consisting of its broadcast licenses, at September 30, 2012 and 2013 was $11,590.

The Company tests its indefinite-lived intangible assets for impairment annually on September 30 as well as on an interim basis whenever events indicate that impairment may exist. The annual impairment tests as of September 30, 2012 and 2013 indicated that none of the broadcast licenses were impaired. No impairment charges were recorded during the years ended September 30, 2011, 2012 and 2013.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE 5—LONG-TERM DEBT

Outstanding debt consists of the following:

	September 30,
	2012	2013
Senior Notes, due May 15, 2018 with interest payable semi-annually at 8%	$455,000	$455,000
Credit Agreement, maximum amount of $60,000, expiring April 30, 2015, secured by the assets and outstanding stock of the Company and its subsidiaries, interest payable quarterly at various rates either from prime plus 1.50% to prime plus 2.25% or from LIBOR plus 2.75% to LIBOR plus 3.50% depending on certain financial operating tests	—	—

	455,000	455,000
Less current maturities	—	—

	$455,000	$455,000

Unamortized deferred financing costs of $7,348 and $5,999 at September 30, 2012 and 2013, respectively, are included in deferred financing costs and other noncurrent assets in the accompanying consolidated balance sheets. Amortization of the deferred financing costs for the years ended September 30, 2011, 2012 and 2013 was $1,486, $1,429 and $1,349, respectively, which is included in other nonoperating expenses.

Under the borrowing agreements for each of the Senior Notes and the Credit Agreement, the Company is subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. The Credit Agreement contains the most restrictive covenants and limitations of this nature. In addition, under the Credit Agreement, the Company must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of the Senior Notes. Compliance with the financial maintenance covenants under the Credit Agreement is measured at the end of each quarter, and as of September 30, 2013, the Company was in compliance with those financial covenants. The Company is also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the Credit Agreement.

The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimates the fair value of its Senior Notes to be approximately $495,000 and

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

$491,000 at September 30, 2012 and 2013, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. There was no amount outstanding under the Company’s Credit Agreement as of September 30, 2012 and 2013.

NOTE 6—INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	Years Ended September 30,
	2011	2012	2013
Current
Federal	$5,739	$14,472	$15,964
State	(661)	2,439	2,724

	5,078	16,911	18,688

Deferred
Federal	3,101	(670)	(623)
State	580	433	334

	3,681	(237)	(289)

	$8,759	$16,674	$18,399

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The components of deferred income tax assets (liabilities) are as follows:

	September 30,
	2012	2013
Deferred income tax assets:
State and local net operating loss carryforwards	$2,321	$1,960
Accrued employee benefits	183	242
Deferred rent	1,896	1,662
Deferred revenue	523	105
Allowance for accounts receivable	579	541
Other	731	878

	6,233	5,388
Less valuation allowance	(229)	(217)

	6,004	5,171

Deferred income tax liabilities:
Property, plant and equipment	(3,844)	(2,665)
Intangible assets	(1,856)	(1,913)

Net deferred income tax assets	$304	$593

The deferred tax asset related to state and local net operating loss carryforwards of $1,960 at September 30, 2013 represents approximately $37,000 in state and local net operating loss carryforwards in certain jurisdictions which are available for future use for state and local income tax purposes and expire in various years from 2014 through 2030.

The decrease in the valuation allowance for deferred tax assets of $2 and $12 during the years ended September 30, 2012 and 2013, respectively, principally resulted from the expiration of net operating loss carryforward periods.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for income before income taxes:

	Years ended September 30,
	2011	2012	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.1	4.5	3.9
Permanent items, principally a domestic production deduction	(1.2)	(2.6)	(2.4)
Gain on settlement of insurance policies	—	—	(2.6)
Other, net	(0.5)	(0.3)	—

Effective income tax rate	33.4%	36.6%	33.9%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at September 30, 2010	$2,685
Increases related to current year tax positions	—
Reductions related to expiration of statutes of limitations	(1,281)

Gross unrecognized tax benefits at September 30, 2011	1,404
Increases related to current year tax positions	—
Reductions related to expiration of statutes of limitations	(166)

Gross unrecognized tax benefits at September 30, 2012	1,238
Increases related to current year tax positions	—
Reductions related to expiration of statutes of limitations	(116)

Gross unrecognized tax benefits at September 30, 2013	$1,122

As of September 30, 2012 and 2013, the Company had unrecognized tax benefits of $1,238 and $1,122, respectively. If all such benefits were recognized, $804 and $729, respectively, would have a favorable impact on the effective tax rate. Of the total gross unrecognized tax benefits of $1,238 at September 30, 2012, $766 were recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $472 represents net operating losses which have not been recorded, in accordance with the rules surrounding uncertain tax positions. Of the total gross unrecognized tax benefits of $1,122 at September 30, 2013, $933 are recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheets, and the remaining $189 represents net operating losses which have not been recorded, in accordance with the rules surrounding uncertain tax positions.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Company expects that it is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months in the approximate range of $100 to $300, primarily due to the expected expiration of certain statutes of limitations.

The Company classifies interest and penalties related to its uncertain tax positions as a component of income tax expense. Accrued interest and penalties were $141 and $272 at September 30, 2012 and 2013, respectively. During the year ended September 30, 2011 the Company recognized a reduction in accrued interest and penalties of $343, while during the years ended September 30, 2012 and 2013, the Company recognized increases in accrued interest and penalties of $46 and $131, respectively.

The Company is no longer subject to Federal or state income tax examinations for years prior to the Company’s fiscal year ended September 30, 2010, although certain of the Company’s net operating loss carryforwards generated prior to September 30, 2010 remain subject to examination.

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

NOTE 7—TRANSACTIONS WITH OWNERS AND RELATED PARTIES

Distributions to Owners, Net

In the ordinary course of business, the Company makes cash advances in the form of distributions to Perpetual. At present, the primary source of repayment of the net advances from the Company is through the ability of the Company to pay dividends or make other distributions. There is no immediate intent for these amounts to be repaid. Accordingly, such amounts have been treated as a reduction of stockholder’s investment and described as “distributions” in the accompanying consolidated balance sheets. The weighted average amount of non-interest bearing advances outstanding was $483,381, $494,791 and $544,790 during Fiscal 2011, 2012 and 2013, respectively.

The operations of the Company are included in a consolidated federal income tax return and certain combined state income tax returns filed by Perpetual. The Company is charged by Perpetual and makes payments to Perpetual for federal and combined state income taxes, which are computed in accordance with the terms of a tax sharing agreement between the Company and Perpetual.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The components of distributions to owners and the related activity during Fiscal 2011, 2012 and 2013 consist of the following:

	Distributions to Owners and Dividends	Federal and State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2010	$484,723	$—	$484,723
Cash advances to Perpetual	8,310		8,310
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(6,411)	(6,411)
Payment of income taxes		6,411	6,411

Balance as of September 30, 2011	493,033	—	493,033
Cash advances to Perpetual	17,913		17,913
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(15,878)	(15,878)
Payment of income taxes		15,878	15,878

Balance as of September 30, 2012	510,946	—	510,946
Cash advances to Perpetual	53,038		53,038
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(17,480)	(17,480)
Payment of income taxes		17,480	17,480

Balance as of September 30, 2013	$563,984	$—	$563,984

Subsequent to September 30, 2013 and through December 12, 2013 the Company made net distributions to owners of $28,500.

Other Transactions with Related Parties

During the years ended September 30, 2012 and 2013, the Company earned interest income from Perpetual of $328 and $606, respectively, as a result of making advances of tax payments in accordance with the terms of the tax sharing agreement between the Company and Perpetual. No advances of tax payments were made during the year ended September 30, 2011.

The Company paid management fees of $600 to Perpetual for each of the years ended September 30, 2011, 2012 and 2013, and such amounts are included in corporate expenses in the consolidated statements of operations.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Company has entered into various agreements with Irides, LLC (Irides) to provide the Company’s stations with certain website design, hosting and maintenance services. Irides is an indirect subsidiary of Perpetual. The Company paid fees of $360, $366 and $183 to Irides during the years ended September 30, 2011, 2012 and 2013, respectively. These fees are included in television operating expenses in the consolidated statements of operations. The Company also provided certain office space to Irides. Charges for this space totaled $159, $163 and $83 for the years ended September 30, 2011, 2012 and 2013, respectively, and such amounts are included as an offset to television operating expenses in the consolidated statements of operations. Effective April 1, 2013, Irides discontinued providing these services to the Company in conjunction with POLITICO’s assumption of certain activities of the Irides business.

POLITICO, an affiliate of Perpetual, provides the Company with certain website development services. The Company was charged $520, $163 and $152 for such services during the years ended September 30, 2011, 2012 and 2013, respectively. During the year ended September 30, 2011, $41 of the total amount was capitalized and $479 was included in television operating expenses in the consolidated statements of operations. There were no amounts capitalized during the years ended September 30, 2012 and 2013. Additionally, effective April 1, 2013, POLITICO began providing certain website design, hosting and maintenance services previously performed by Irides as well as certain facilities-related services previously performed by Company personnel. The charges for these services totaled $456 during the year ended September 30, 2013 and were included in television operating expenses in the consolidated statements of operations. The Company also provides certain office space and, until April 1, 2013, facilities-related services to POLITICO. Such charges totaled $1,054, $1,050 and $1,090 for the years ended September 30, 2011, 2012 and 2013, respectively, and are included as an offset to television operating expenses in the consolidated statements of operations.

NOTE 8—RETIREMENT PLANS

A defined contribution savings plan is maintained for eligible employees of the Company and certain of its affiliates. Under the plan, employees may contribute a portion of their compensation subject to Internal Revenue Service limitations and the Company contributes an amount equal to 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The Company’s matching contribution changed during the fiscal periods presented. Effective July 1, 2010, the Company reinstated matching contributions that were suspended during 2009 in an amount equal to 25% of the contribution of the employee not to exceed 6% of the compensation of the employee. Effective June 1, 2011, the Company reinstated its full matching contribution of 50% of the contribution of the employee not to exceed 6% of the compensation of the employee. The amounts contributed to the plan by the Company on behalf of its employees totaled approximately $628, $1,094 and $1,090 for the years ended September 30, 2011, 2012 and 2013, respectively.

The Company also contributes to certain other multi-employer union pension plans on behalf of certain of its union represented employees in accordance with the terms of the

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

applicable collective bargaining agreements. Certain union represented employees are permitted to participate in Company sponsored benefits; however others are required by the applicable collective bargaining agreement to participate in union sponsored benefits. Substantially all of the union represented employees that participate in union sponsored benefits, are covered under the AFTRA Health Plan, Employer Identification Number (EIN) 13-3467049, Plan No. 502, and the AFTRA Retirement Plan, EIN 13-6414972, Plan No. 001 (the Plan, or collectively, the Health and Retirement Fund). The Company does not sponsor or administer either of those plans. The Company’s contributions to the Health and Retirement Fund are set out in the Company’s collective bargaining agreement with AFTRA (the Agreement), which expires on September 30, 2015. The Agreement requires the Company to pay the Health and Retirement Fund amounts based on each eligible employee’s salary, not to exceed an agreed upon salary limit. The amounts contributed to the Health and Retirement Fund totaled approximately $603, $663 and $767 for the years ended September 30, 2011, 2012 and 2013, respectively, and did not represent greater than 5% of the total Plan contributions. The Company does not control the application of contributions to the separate AFTRA Health and Retirement Plans. In addition, the Company was not required to pay a surcharge to the Plan during the years presented.

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

NOTE 9—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and studio facilities and machinery and equipment under operating leases pursuant to noncancellable lease terms expiring in various years through 2023. Certain leases contain provisions for renewal and extension. In addition, the Company has entered into contractual commitments in the ordinary course of business for the rights to television programming which is not yet available for broadcast as of September 30, 2013. The Company has also entered into network affiliation agreements with ABC, expiring December 31, 2017. Under these agreements, the Company must make specific minimum payments for the

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

various program rights. The Company has also entered into various employment contracts which include future guaranteed payments.

Future minimum payments for these contractual program commitments, employment contracts and operating leases which have remaining terms in excess of one year as of September 30, 2013, are as follows:

	Program Rights	Employment Contracts	Operating Leases
Year ending September 30,
2014	$12,411	$12,345	$5,980
2015	20,911	3,098	6,039
2016	21,874	1,687	6,055
2017	18,918	345	4,620
2018	5,004	90	641
2019 and thereafter	562	—	2,251

	$79,680	$17,565	$25,586

Rental expense under operating leases aggregated approximately $4,200 for each of the years ended September 30, 2011, 2012 and 2013.

The Company also has certain obligations and commitments under various executory agreements to make future payments for goods and services. These agreements secure the future rights to certain goods and services to be used in the normal course of operations.

Perpetual and the Company have separately entered into various retention agreements with certain key employees of the Company. See Note 11.

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

NOTE 10—COMPANY-OWNED LIFE INSURANCE POLICIES

During the year ended September 30, 2013, company-owned life insurance policies terminated upon the death of the insured, the Company’s founder and former Chairman. As a result, the Company recognized a $3,993 non-taxable gain representing the difference between the death benefit and the cash surrender value of the policies. The resulting gain was recorded as a component of nonoperating income in the accompanying consolidated statements of operations, and served to reduce the Company’s effective tax rate for the year ended September

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

30, 2013. The Company received total proceeds of $18,102 from the policies during the year ended September 30, 2013.

NOTE 11—PURCHASE AGREEMENT

On July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group for an aggregate purchase price of $985,000, subject to adjustment for working capital. Completion of the transaction is subject to customary closing conditions, including Federal Communications Commission approval and antitrust clearance, as applicable, and is expected to close during the first or second calendar quarter of 2014, subject to the satisfaction of these conditions.

In anticipation of, and conditioned on the consummation of this transaction, Perpetual and the Company have separately entered into various retention agreements with certain key employees of the Company. These agreements provide a bonus payment upon the completion of the sale of Perpetual to those certain key employees who remain employed by the Company, or its assignee, and will be payable on, or after closing. As of September 30, 2013, the Company has not accrued any amounts for these potential future obligations.

SCHEDULE II

ALLBRITTON COMMUNICATIONS COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Classification	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended September 30, 2011:
Allowance for doubtful accounts	$1,609	$612	$—	$(670	)<1>	$1,551

Valuation allowance for deferred income tax assets	$242	$—	$—	$(11	)<2>	$231

Year ended September 30, 2012:
Allowance for doubtful accounts	$1,551	$559	$—	$(639	)<1>	$1,471

Valuation allowance for deferred income tax assets	$231	$—	$—	$(2	)<2>	$229

Year ended September 30, 2013:
Allowance for doubtful accounts	$1,471	$159	$—	$(250	)<1>	$1,380

Valuation allowance for deferred income tax assets	$229	$—	$—	$(12	)<2>	$217

<1>	Write-off of uncollectible accounts, net of recoveries and collection fees.
<2>	Represents reduction of valuation allowance relating to certain net operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLBRITTON COMMUNICATIONS COMPANY

By:	/S/ ROBERT L. ALLBRITTON
Robert L. Allbritton Chairman and Chief Executive Officer

Date: December 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ BARBARA B. ALLBRITTON Barbara B. Allbritton	Executive Vice President and Director	December 12, 2013

/S/ ROBERT L. ALLBRITTON Robert L. Allbritton	Chairman, Chief Executive Officer and Director (principal executive officer)	December 12, 2013

/S/ FREDERICK J. RYAN, JR. Frederick J. Ryan, Jr.	Vice Chairman, President, Chief Operating Officer and Director	December 12, 2013

/S/ STEPHEN P. GIBSON Stephen P. Gibson	Senior Vice President and Chief Financial Officer (principal financial officer)	December 12, 2013

/S/ MICHAEL P. LEBER Michael P. Leber	Vice President, Finance (principal accounting officer)	December 12, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

A-1

Exhibit No.	Description of Exhibit	Page No.

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated September 14, 2012)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

A-2

Exhibit No.	Description of Exhibit	Page No.

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

21.1	Subsidiaries of Registrant.

24.1	Powers of Attorney.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment

A-3