Form 10-Q
period 2013-12-31
ALLBRITTON COMMUNICATIONS CO
filed 2014-02-11
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

or

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

Number of shares of Common Stock outstanding as of February 11, 2014: 20,000 shares.

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

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS. ALSO REFER TO THE RISKS DISCUSSED UNDER THE HEADING “RISK FACTORS” AND OTHER CAUTIONARY LANGUAGE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT’S VIEW ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE DEVELOPMENTS OR OTHERWISE.

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2012	2013
Operating revenues, net	$71,197	$57,044

Television operating expenses, excluding depreciation and amortization	29,718	31,650
Depreciation and amortization	1,715	1,557
Corporate expenses	1,679	1,667

	33,112	34,874

Operating income	38,085	22,170

Nonoperating income (expense)
Interest income – related party	166	—
Interest expense	(9,268)	(9,263)
Gain on settlement of insurance policies	3,993	—
Other, net	(366)	(369)

	(5,475)	(9,632)

Income before income taxes	32,610	12,538
Provision for income taxes	10,592	4,668

Net income	22,018	7,870
Retained earnings, beginning of period	92,764	128,626

Retained earnings, end of period	$114,782	$136,496

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

(unaudited)

	September 30, 2013	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$13,417	$2,359
Accounts receivable, less allowance for doubtful accounts of $1,380 and $1,440	38,107	42,351
Program rights	7,410	5,474
Deferred income taxes	1,303	1,303
Other	2,619	2,923

Total current assets	62,856	54,410

Property, plant and equipment, net	27,472	26,004
Intangible assets, net	11,590	11,590
Program rights	426	383
Deferred financing costs and other	6,418	6,079

	$108,762	$98,466

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$2,245	$2,996
Accrued interest payable	13,751	4,779
Program rights payable	8,407	6,891
Accrued employee benefit expenses	4,337	3,573
Other accrued expenses	4,428	4,490

Total current liabilities	33,168	22,729

Long-term debt	455,000	473,000
Program rights payable	509	477
Deferred income taxes	710	599
Deferred rent and other	5,101	4,663

Total liabilities	494,488	501,468

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	128,626	136,496
Distributions to owners, net (Note 4)	(563,984)	(589,130)

Total stockholder’s investment	(385,726)	(403,002)

	$108,762	$98,466

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2012	2013
Cash flows from operating activities:
Net income	$22,018	$7,870

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,783	1,559
Other noncash charges	337	337
Provision for doubtful accounts	134	58
Gain on disposal of assets	(68)	(2)
Change in taxes due under tax sharing agreement	964	4,354
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,934)	(4,302)
Insurance proceeds receivable	(18,102)	—
Program rights	1,940	1,979
Other current assets	(272)	(304)
Cash surrender value of life insurance	14,062	—
Other noncurrent assets	5	2
Increase (decrease) in liabilities:
Accounts payable	989	751
Accrued interest payable	(9,050)	(8,972)
Program rights payable	(1,869)	(1,548)
Accrued employee benefit expenses	(1,666)	(764)
Other accrued expenses	(1,635)	62
Deferred incomes taxes	(286)	(111)
Deferred rent and other liabilities	(210)	(438)

Total adjustments	(14,878)	(7,339)

Net cash provided by operating activities	7,140	531

Cash flows from investing activities:
Capital expenditures	(1,211)	(94)
Proceeds from disposal of assets	87	5

Net cash used in investing activities	(1,124)	(89)

Cash flows from financing activities:
Borrowings under line of credit	27,500	23,000
Repayments under line of credit	(15,500)	(5,000)
Distributions to owners	(32,900)	(29,500)

Net cash used in financing activities	(20,900)	(11,500)

Net decrease in cash and cash equivalents	(14,884)	(11,058)
Cash and cash equivalents, beginning of period	17,074	13,417

Cash and cash equivalents, end of period	$2,190	$2,359

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2014. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013, which are contained in the Company’s Form 10-K.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $491,000 and $483,000 at September 30, 2013 and December 31, 2013, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s senior credit facility, under which $18,000 was outstanding, approximated fair value at December 31, 2013. This estimate was determined using a discounted cash flow analysis, which is considered to be a Level 3 input. There was no amount outstanding under the Company’s senior credit facility as of September 30, 2013.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, was $11,590 at September 30, 2013 and December 31, 2013.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

(unaudited)

NOTE 4 – For the three months ended December 31, 2012 and 2013, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2012	$510,946	$—	$510,946

Cash advances to Perpetual	32,900		32,900
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(10,000)	(10,000)
Payment of income taxes		9,036	9,036

Balance as of December 31, 2012	$543,846	$(964)	$542,882

Balance as of September 30, 2013	$563,984	$—	$563,984

Cash advances to Perpetual	29,500		29,500
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(4,354)	(4,354)
Payment of income taxes		—	—

Balance as of December 31, 2013	$593,484	$(4,354)	$589,130

The average amount of non-interest bearing advances outstanding was $524,834 and $578,217 during the three months ended December 31, 2012 and 2013, respectively.

NOTE 5 – During the three months ended December 31, 2012, company-owned life insurance policies terminated upon the death of the insured, the Company’s founder and former Chairman. As a result, the Company recognized a $3,993 non-taxable gain representing the difference between the death benefit and the cash surrender value of the policies. The resulting gain was recorded as a component of nonoperating income in the accompanying consolidated statement of operations, and served to reduce the Company’s effective tax rate for the three months ended December 31, 2012. The Company received total proceeds of $18,102 from the policies during the year ended September 30, 2013.

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

Results of Operations

Set forth below are selected consolidated financial data for the three months ended December 31, 2012 and 2013 and the percentage change between the periods:

	Three Months Ended December 31,		Percentage Change
	2012	2013
Operating revenues, net	$71,197	$57,044	(19.9)%
Operating expenses	33,112	34,874	5.3%

Operating income	38,085	22,170	(41.8)%
Nonoperating expenses, net	5,475	9,632	75.9%
Income tax provision	10,592	4,668	(55.9)%

Net income	$22,018	$7,870	(64.3)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

(Dollars in thousands)

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three months ended December 31, 2012 and 2013, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended December 31,
	2012		2013
	Dollars	Percent	Dollars	Percent
Local and national (1)	$39,146	54.1%	$40,463	69.9%
Political (2)	20,940	29.0%	3,200	5.5%
Subscriber fees (3)	8,643	12.0%	10,714	18.5%
Internet (4)	1,482	2.0%	1,605	2.8%
Trade and barter (5)	1,289	1.8%	1,189	2.1%
Other revenues	822	1.1%	740	1.2%

Operating revenues	72,322	100.0%	57,911	100.0%

Fees (6)	(1,125)		(867)

Operating revenues, net	$71,197		$57,044

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended December 31, 2013 totaled $57,044, a decrease of $14,153, or 19.9%, when compared to net operating revenues of $71,197 for the three months ended December 31, 2012. This decrease primarily reflects decreased demand for political advertising, partially offset by increases in local and national adverting and subscriber fee revenue.

Local and national advertising revenues increased $1,317, or 3.4%, during the three months ended December 31, 2013 versus the comparable period in the prior year. This increase primarily reflects the displacement of local and national advertisers during the peak political advertising period leading up to the November 2012 general election. Such displacement extended to the key automotive category, which increased 8% during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year.

Political advertising revenues decreased by $17,740 to $3,200 for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. In the first quarter of Fiscal 2013,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

(Dollars in thousands)

political advertising revenues were primarily generated by spending leading up to the heavily contested 2012 presidential election, as well as congressional elections and ballot referendums in several of our markets. In the first quarter of Fiscal 2014, political advertising revenues were generally limited to advertising leading up to the Virginia Governor’s election in November 2013.

Subscriber fees increased $2,071, or 24.0%, during the three months ended December 31, 2013 as compared to the same period of the prior fiscal year. This increase in subscriber fees was primarily due to the fact that a number of retransmission consent agreements were renewed at increased per subscriber rates beginning in January 2013, as well as due to escalations in per subscriber rates in accordance with existing agreements.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2013 totaled $34,874, an increase of $1,762, or 5.3%, compared to total operating expenses of $33,112 for the three months ended December 31, 2012. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $1,932, and decreases in depreciation and amortization and corporate expenses of $158 and $12, respectively.

Television operating expenses, excluding depreciation and amortization, increased $1,932, or 6.5% to $31,650, for the three months ended December 31, 2013 as compared to the same period in Fiscal 2013. This increase was primarily due to increased programming expenses partially offset by decreases in news and sales-related costs. Programming costs increased primarily due to the terms of our new ABC affiliation agreements, which took effect January 1, 2013. Under these agreements, our programming costs have increased as we are required to pay the network in exchange for the right to broadcast ABC programming on our stations. In the prior year quarter, we incurred higher news costs due to the November 2012 general election and other weather-related coverage, as well as increased variable sales-related costs attributable to the increased revenues for the three months ended December 31, 2012 that did not return in 2013.

Operating Income

For the three months ended December 31, 2013, operating income of $22,170 decreased $15,915, or 41.8%, when compared to operating income of $38,085 for the three months ended December 31, 2012. For the three months ended December 31, 2013, the operating margin decreased to 38.9% from 53.5% for the comparable period in Fiscal 2013. The decreases in operating income and margin during the three months ended December 31, 2013 were the result of the decreased net operating revenue and increased operating expenses as discussed above.

Nonoperating Expenses, Net

Gain on Settlement of Insurance Policies. The $3,993 gain on settlement of insurance policies, in the first quarter of Fiscal 2013, represents the difference between the death benefit and the cash surrender value of company-owned life insurance policies. These policies terminated during the first quarter of Fiscal 2013 upon the death of the insured, our founder and former Chairman.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

(Dollars in thousands)

Income Taxes

The provision for income taxes for the three months ended December 31, 2013 totaled $4,668, a decrease of $5,924, or 55.9%, as compared to the provision for income taxes of $10,592 for the three months ended December 31, 2012. The decrease in the provision for income taxes during the three months ended December 31, 2013 was primarily due to the $20,072, or 61.6%, decrease in income before income taxes partially offset by the effect of the non-taxable gain on the settlement of insurance policies in the prior year quarter.

Net Income

For the three months ended December 31, 2013, we recorded net income of $7,870 as compared to $22,018 for the three months ended December 31, 2012. The decrease of $14,148, or 64.3%, during the three months ended December 31, 2013 was primarily due to decreased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2013 to December 31, 2013 consisted primarily of an increase in accounts receivable and decreases in program rights, accrued interest payable and program rights payable. The increase in accounts receivable was the result of the seasonality of our revenue cycle. The decrease in program rights and program rights payable reflects the annual cycle of the underlying program contracts, which generally begins in September of each year. Accrued interest payable decreased due to making the scheduled semi-annual interest payment on our long-term fixed interest rate debt on November 15, 2013. See also “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As of December 31, 2013, our cash and cash equivalents aggregated $2,359 and we had an excess of current assets over current liabilities of $31,681.

Purchase Agreement. As discussed in the “Overview,” on July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group. In anticipation of, and conditioned on the consummation of this transaction, Perpetual has entered into various retention agreements with certain of our key employees, including certain named executive officers. In addition, also in contemplation of this transaction, the Company has entered into retention agreements with certain of our other key employees (not including the named executive officers) conditioned upon consummation of the transaction. These agreements provide a bonus payment upon the completion of the sale of Perpetual to those certain key employees who remain employed by us, or our assignee, and will be payable on, or after closing. As of December 31, 2013, we have not accrued any amounts for these potential future obligations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

(Dollars in thousands)

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $7,140 and $531 for the three months ended December 31, 2012 and 2013, respectively. The $6,609 decrease in cash flows from operating activities as compared to the same period in the prior fiscal year was primarily the result of lower net income, exclusive of the gain on settlement of insurance policies, partially offset by no tax payments made to Perpetual during the current year quarter as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. We made cash advances to Perpetual of $32,900 and $29,500 during the three months ended December 31, 2012 and 2013, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

We were charged under a tax sharing agreement with Perpetual for federal and state income taxes totaling $10,000 and $4,354 during the three months ended December 31, 2012 and 2013, respectively. We made tax payments to Perpetual of $9,036 during the quarter ended December 31, 2012. No tax payments were made to Perpetual during the quarter ended December 31, 2013.

Stockholder’s deficit amounted to $403,002 at December 31, 2013, an increase of $17,276, or 4.5%, from the September 30, 2013 deficit of $385,726. The increase was due to a net increase in distributions to owners of $25,146, partially offset by net income for the three-month period of $7,870.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

(Dollars in thousands)

The net increase in distributions to owners was the result of cash advances, partially offset by tax charges.

Indebtedness. Our total debt increased from $455,000 at September 30, 2013 to $473,000 at December 31, 2013. This debt consisted of $455,000 of 8% senior notes due May 15, 2018 and $18,000 outstanding under our senior credit facility. The increase of $18,000 in total debt from September 30, 2013 to December 31, 2013 was due to net draws under the senior credit facility.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 30, 2015. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of December 31, 2013, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Our senior credit facility, under which $18,000 was outstanding at December 31, 2013, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2013 and December 31, 2013 are provided below.

	As of September 30, 2013	As of December 31, 2013
Total Leverage Ratio
Calculation:
Total debt	$455,000	$473,000
Consolidated EBITDA, as defined below	$95,962	$79,644
Total debt divided by Consolidated EBITDA	4.74	5.94

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

(Dollars in thousands)

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended
	September 30, 2013	December 31, 2013
Net income	$35,862	$21,714
Provision for income taxes	18,399	12,475
Interest expense	36,905	36,900
(Gain) loss on disposal of assets	(55)	11
Depreciation and amortization	7,336	7,112
Provision for doubtful accounts	159	83
Gain on settlement of insurance policies	(3,993)	—
Other noncash charges	1,349	1,349

Consolidated EBITDA	$95,962	$79,644

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

(Dollars in thousands)

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2014 will be at a minimal level leading up to the closing date of the purchase agreement. See “Purchase Agreement”. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the three months ended December 31, 2013 totaled $94.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

At December 31, 2013, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At December 31, 2013, the carrying value of such debt was $455,000, the fair value was approximately $483,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

February 11, 2014		/s/ Robert L. Allbritton
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief Executive Officer

February 11, 2014		/s/ Stephen P. Gibson
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

Exhibit No.	Description of Exhibit	Page No.

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated September 14, 2012)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

Exhibit No.	Description of Exhibit	Page No.

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment