Form 10-Q
period 2014-03-31
ALLBRITTON COMMUNICATIONS CO
filed 2014-05-08
CIK 889156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of Common Stock outstanding as of May 8, 2014: 20,000 shares.

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

ALLBRITTON COMMUNICATIONS COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Operating revenues, net	$48,611	$48,148	$119,808	$105,192

Television operating expenses, excluding depreciation and amortization	31,120	31,201	60,838	62,851
Depreciation and amortization	1,844	1,565	3,559	3,122
Corporate expenses	1,620	1,481	3,299	3,148

	34,584	34,247	67,696	69,121

Operating income	14,027	13,901	52,112	36,071

Nonoperating income (expense)
Interest income
Related party	166	—	332	—
Other	86	—	86	—
Interest expense	(9,255)	(9,287)	(18,523)	(18,550)
Gain on settlement of insurance policies	—	—	3,993	—
Other, net	(368)	(369)	(734)	(738)

	(9,371)	(9,656)	(14,846)	(19,288)

Income before income taxes	4,656	4,245	37,266	16,783
Provision for income taxes	1,753	1,646	12,345	6,314

Net income	2,903	2,599	24,921	10,469
Retained earnings, beginning of period	114,782	136,496	92,764	128,626

Retained earnings, end of period	$117,685	$139,095	$117,685	$139,095

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share information)

(unaudited)

	September 30, 2013	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$13,417	$2,188
Accounts receivable, less allowance for doubtful accounts of $1,380 and $1,550	38,107	36,601
Program rights	7,410	3,614
Deferred income taxes	1,303	1,303
Other	2,619	3,091

Total current assets	62,856	46,797

Property, plant and equipment, net	27,472	24,477
Intangible assets, net	11,590	11,590
Program rights	426	339
Deferred financing costs and other	6,418	5,751

	$108,762	$88,954

LIABILITIES AND STOCKHOLDER’S INVESTMENT
Current liabilities
Accounts payable	$2,245	$1,989
Accrued interest payable	13,751	13,859
Program rights payable	8,407	4,573
Accrued employee benefit expenses	4,337	3,310
Other accrued expenses	4,428	4,510

Total current liabilities	33,168	28,241

Long-term debt	455,000	460,000
Program rights payable	509	444
Deferred income taxes	710	536
Deferred rent and other	5,101	4,495

Total liabilities	494,488	493,716

Stockholder’s investment
Preferred stock, $1 par value, 1,000 shares authorized, none issued	—	—
Common stock, $.05 par value, 20,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	49,631	49,631
Retained earnings	128,626	139,095
Distributions to owners, net (Note 4)	(563,984)	(593,489)

Total stockholder’s investment	(385,726)	(404,762)

	$108,762	$88,954

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$24,921	$10,469

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,635	3,124
Other noncash charges	674	674
Provision for doubtful accounts	267	179
Gain on disposal of assets	(76)	(2)
Change in taxes due under tax sharing agreement	2,271	1,495
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,331)	1,327
Program rights	3,805	3,883
Other current assets	(635)	(472)
Cash surrender value of life insurance	14,062	—
Other noncurrent assets	17	(7)
Increase (decrease) in liabilities:
Accounts payable	(144)	(256)
Accrued interest payable	65	108
Program rights payable	(3,948)	(3,899)
Accrued employee benefit expenses	(1,409)	(1,027)
Other accrued expenses	(2,035)	82
Deferred incomes taxes	(175)	(174)
Deferred rent and other liabilities	(563)	(606)

Total adjustments	14,480	4,429

Net cash provided by operating activities	39,401	14,898

Cash flows from investing activities:
Capital expenditures	(2,841)	(132)
Proceeds from disposal of assets	99	5

Net cash used in investing activities	(2,742)	(127)

Cash flows from financing activities:
Borrowings under line of credit	33,500	28,000
Repayments under line of credit	(33,500)	(23,000)
Distributions to owners	(44,800)	(31,000)

Net cash used in financing activities	(44,800)	(26,000)

Net decrease in cash and cash equivalents	(8,141)	(11,229)
Cash and cash equivalents, beginning of period	17,074	13,417

Cash and cash equivalents, end of period	$8,933	$2,188

See accompanying notes to interim consolidated financial statements.

ALLBRITTON COMMUNICATIONS COMPANY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(unaudited)

NOTE 1 – The accompanying unaudited interim consolidated financial statements of Allbritton Communications Company (an indirectly wholly-owned subsidiary of Perpetual Corporation (“Perpetual”)) and its subsidiaries (collectively, the “Company”) have been prepared pursuant to instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed where permitted by regulation. In management’s opinion, the accompanying financial statements reflect all adjustments, which were of a normal recurring nature, and disclosures necessary for a fair presentation of the consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2014. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013, which are contained in the Company’s Form 10-K.

NOTE 2 – The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and program rights payable approximate fair value due to the short maturity of those instruments. The Company estimates the fair value of its long-term debt on a recurring basis. The Company estimated the fair value of its Senior Notes to be approximately $491,000 and $475,000 at September 30, 2013 and March 31, 2014, respectively. This fair value estimate was determined based on quoted market prices provided by investment banking firms who regularly make a market in the Company’s Senior Notes, which is considered to be a Level 2 input. The carrying value of the Company’s senior credit facility, under which $5,000 was outstanding, approximated fair value at March 31, 2014. This estimate was determined using a discounted cash flow analysis, which is considered to be a Level 3 input. There was no amount outstanding under the Company’s senior credit facility as of September 30, 2013.

NOTE 3 – The carrying value of the Company’s indefinite lived intangible assets, consisting of its broadcast licenses, was $11,590 at September 30, 2013 and March 31, 2014.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)

(unaudited)

NOTE 4 – For the six months ended March 31, 2013 and 2014, distributions to owners and related activity consisted of the following:

	Distributions to Owners and Dividends	Federal and State Income Tax Receivable (Payable)	Net Distributions to Owners
Balance as of September 30, 2012	$510,946	$—	$510,946

Cash advances to Perpetual	44,800		44,800
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(11,473)	(11,473)
Payment of income taxes		9,202	9,202

Balance as of March 31, 2013	$555,746	$(2,271)	$553,475

Balance as of September 30, 2013	$563,984	$—	$563,984

Cash advances to Perpetual	31,000		31,000
Repayment of cash advances from Perpetual	—		—
Charge for federal and state income taxes		(5,849)	(5,849)
Payment of income taxes		4,354	4,354

Balance as of March 31, 2014	$594,984	$(1,495)	$593,489

The average amount of non-interest bearing advances outstanding was $534,666 and $583,929 during the six months ended March 31, 2013 and 2014, respectively.

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

On July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group for an aggregate purchase price of $985,000, subject to adjustment for working capital. Completion of the transaction is subject to customary closing conditions, including Federal Communications Commission approval and antitrust clearance, as applicable, and is expected to close during the second or third calendar quarter of 2014, subject to the satisfaction of these conditions. See also “Liquidity and Capital Resources—Purchase Agreement”.

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

Results of Operations

Set forth below are selected consolidated financial data for the three and six months ended March 31, 2013 and 2014 and the percentage change between the periods:

	Three Months Ended March 31,		Percentage Change	Six Months Ended March 31,		Percentage Change
	2013	2014		2013	2014
Operating revenues, net	$48,611	$48,148	(1.0)%	$119,808	$105,192	(12.2)%
Operating expenses	34,584	34,247	(1.0)%	67,696	69,121	2.1%

Operating income	14,027	13,901	(0.9)%	52,112	36,071	(30.8)%
Nonoperating expenses, net	9,371	9,656	3.0%	14,846	19,288	29.9%
Income tax provision	1,753	1,646	(6.1)%	12,345	6,314	(48.9)%

Net income	$2,903	$2,599	(10.5)%	$24,921	$10,469	(58.0)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Net Operating Revenues

The following table depicts the principal types of operating revenues, net of agency commissions, earned by us for the three and six months ended March 31, 2013 and 2014, and the percentage contribution of each to our total operating revenues, before fees:

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2014		2013		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Local and national (1)	$35,540	72.4%	$33,659	68.9%	$74,686	61.6%	$74,122	69.4%
Political (2)	—	0.0%	629	1.3%	20,940	17.2%	3,829	3.6%
Subscriber fees (3)	10,478	21.3%	11,402	23.4%	19,121	15.7%	22,116	20.7%
Internet (4)	1,340	2.7%	1,446	3.0%	2,822	2.3%	3,051	2.9%
Trade and barter (5)	1,258	2.6%	1,137	2.3%	2,547	2.1%	2,326	2.2%
Other revenues	507	1.0%	559	1.1%	1,329	1.1%	1,299	1.2%

Operating revenues	49,123	100.0%	48,832	100.0%	121,445	100.0%	106,743	100.0%

Fees (6)	(512)		(684)		(1,637)		(1,551)

Operating revenues, net	$48,611		$48,148		$119,808		$105,192

(1)	Represents sale of advertising to local and national advertisers, either directly or through agencies representing such advertisers, net of agency commission.
(2)	Represents sale of advertising to political advertisers.
(3)	Represents subscriber fees earned from cable and telco operators as well as DBS providers under retransmission consent and cable affiliation agreements.
(4)	Represents sale of advertising on our Internet websites.
(5)	Represents value of commercial time exchanged for goods and services (trade) or syndicated programs (barter).
(6)	Represents fees paid to national sales representatives and fees paid for music licenses.

Net operating revenues for the three months ended March 31, 2014 totaled $48,148, a decrease of $463, or 1.0%, when compared to net operating revenues of $48,611 for the three months ended March 31, 2013. Net operating revenues decreased $14,616, or 12.2%, to $105,192 for the six months ended March 31, 2014 as compared to $119,808 for the same period in the prior year and primarily reflects decreased demand for political advertising, partially offset by increased subscriber fees.

Local and national advertising revenues decreased $1,881 or 5.3% during the three months ended March 31, 2014, versus the comparable period in the prior year. The three-month decrease is primarily due to lower demand for local and national advertising, including a 3% decrease in the key automotive category. Local and national advertising revenues decreased $564, or 0.8%, during the six months ended March 31, 2014. Notwithstanding this decrease, automotive advertising increased 3% during the six months ended March 31, 2014 as compared to the same period in the prior fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Political advertising revenues were $629 for the three months ended March 31, 2014 and primarily related to spending on local races across our markets. There was no political advertising during the three months ended March 31, 2013. Political advertising revenues decreased $17,111 during the six months ended March 31, 2014 as compared to the same period in Fiscal 2013 due to spending leading up to the heavily contested November 2012 presidential election, as well as congressional elections and ballot referendums in several of our markets. In the first quarter of Fiscal 2014, political advertising revenues were generally limited to advertising leading up to the Virginia Governor’s election in November 2013.

Subscriber fees increased $924, or 8.8%, and $2,995, or 15.7%, during the three and six months ended March 31, 2014 as compared to the same periods of the prior fiscal year. These increases in subscriber fees were due to escalations in per subscriber rates in accordance with existing agreements and, for the six-month period, also due to a number of retransmission consent agreements being renewed at increased per subscriber rates beginning in January 2013.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2014 totaled $34,247, a decrease of $337, or 1.0%, compared to total operating expenses of $34,584 for the three-month period ended March 31, 2013. This decrease consisted of an increase in television operating expenses, excluding depreciation and amortization, of $81, and decreases in depreciation and amortization and corporate expenses of $279 and $139, respectively.

Total operating expenses for the six months ended March 31, 2014 totaled $69,121, an increase of $1,425, or 2.1%, compared to total operating expenses of $67,696 for the six-month period ended March 31, 2013. This increase consisted of an increase in television operating expenses, excluding depreciation and amortization, of $2,013, and decreases in depreciation and amortization and corporate expenses of $437 and $151, respectively.

Television operating expenses, excluding depreciation and amortization, increased $81, or 0.3%, and $2,013, or 3.3%, for the three and six months ended March 31, 2014, respectively, as compared to the same periods in Fiscal 2013. These increases were primarily due to increases in our programming expenses, partially offset by lower news and sales-related expenses. Programming costs increased primarily due to the terms of our ABC affiliation agreements, which require us to pay the network in exchange for the right to broadcast ABC programming on our stations. These costs were partially offset by lower news costs related to the November 2012 general election and other weather-related coverage incurred during the first quarter of Fiscal 2013 as well as by lower sales-related expenses attributable to the increased advertising revenues in Fiscal 2013.

Operating Income

For the three months ended March 31, 2014, operating income of $13,901 decreased $126, or 0.9%, when compared to operating income of $14,027 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the operating margin remained flat at 28.9%.

For the six months ended March 31, 2014, operating income of $36,071 decreased $16,041, or 30.8%, when compared to operating income of $52,112 for the six months ended March 31, 2013. For the six

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

months ended March 31, 2014, the operating margin decreased to 34.3% from 43.5% for the comparable period in Fiscal 2013. The decreases in operating income and margin during the six months ended March 31, 2014 were the result of decreased net operating revenue and increased total operating expenses as discussed above.

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

Income Taxes

The provision for income taxes for the three months ended March 31, 2014 totaled $1,646, a decrease of $107, or 6.1%, as compared to the provision for income taxes of $1,753 for the three months ended March 31, 2013. The decrease in the provision for income taxes during the three months ended March 31, 2014 was primarily due to the $411, or 8.8%, decrease in income before income taxes.

The provision for income taxes for the six months ended March 31, 2014 totaled $6,314, a decrease of $6,031, or 48.9%, as compared to the provision for income taxes of $12,345 for the six months ended March 31, 2013. The decrease in the provision for income taxes during the six months ended March 31, 2014 was primarily due to the $20,483, or 55.0%, decrease in income before income taxes, partially offset by the effect of the non-taxable gain on the settlement of insurance policies in the prior year period.

Net Income

For the three months ended March 31, 2014, the Company recorded net income of $2,599 as compared to net income of $2,903 for the three months ended March 31, 2013. The decrease of $304, or 10.5%, during the three months ended March 31, 2014 was primarily due to decreased operating income as discussed above.

For the six months ended March 31, 2014, the Company recorded net income of $10,469 as compared to net income of $24,921 for the six months ended March 31, 2013. This decrease in net income of $14,452, or 58.0%, during the six months ended March 31, 2014 was primarily due to decreased operating income as discussed above.

Balance Sheet

Significant balance sheet fluctuations from September 30, 2013 to March 31, 2014 consisted primarily of decreases in program rights and program rights payable, reflecting the annual cycle of the underlying program contracts, which generally begins in September of each year. See also “Liquidity and Capital Resources.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Liquidity and Capital Resources

As of March 31, 2014, our cash and cash equivalents aggregated $2,188 and we had an excess of current assets over current liabilities of $18,556.

Purchase Agreement. As discussed in the “Overview,” on July 28, 2013, the Allbritton family entered into an agreement to sell the stock of Perpetual and the equity interest of an affiliate, Charleston Television, LLC to the Sinclair Broadcast Group. In anticipation of, and conditioned on the consummation of this transaction, Perpetual has entered into various retention agreements with certain of our key employees, including certain named executive officers. In addition, also in contemplation of this transaction, the Company has entered into retention agreements with certain of our other key employees (not including the named executive officers) conditioned upon consummation of the transaction. These agreements provide a bonus payment upon the completion of the sale of Perpetual to those certain key employees who remain employed by us, or our assignee, and will be payable on, or after closing. As of March 31, 2014, we have not accrued any amounts for these potential future obligations.

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

As reported in the consolidated statements of cash flows, our net cash from operating activities was $39,401 and $14,898 for the six months ended March 31, 2013 and 2014, respectively. The $24,503 decrease in cash flows from operating activities as compared to the same period in the prior fiscal year was primarily the result of lower net income and the prior year settlement of company-owned life insurance policies, as well as various other differences in the timing of cash receipts and payments in the ordinary course of operations as compared to the same period in the prior fiscal year.

Transactions with Owners. We have periodically made advances in the form of distributions to Perpetual. We made cash advances to Perpetual of $44,800 and $31,000 during the six months ended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

March 31, 2013 and 2014, respectively. The advances to Perpetual are non-interest bearing and, as such, do not reflect market rates of interest-bearing loans to unaffiliated third parties.

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

We were charged under a tax sharing agreement with Perpetual for federal and state income taxes totaling $11,473 and $5,849 during the six months ended March 31, 2013 and 2014, respectively. We made tax payments to Perpetual of $9,202 and $4,354 during the six months ended March 31, 2013 and 2014, respectively.

Stockholder’s deficit amounted to $404,762, an increase of $19,036, or 4.9%, from the September 30, 2013 deficit of $385,726. The increase was due to a net increase in distributions to owners of $29,505, partially offset by net income for the six-month period of $10,469. The net increase in distributions to owners was the result of cash advances and tax payments under the tax sharing agreement, partially offset by tax charges.

Indebtedness. Our total debt increased from $455,000 at September 30, 2013 to $460,000 at March 31, 2014. This debt consisted of our $455,000 8% senior notes due May 15, 2018 and $5,000 outstanding under our senior credit facility. The $5,000 increase in total debt from September 30, 2013 to March 31, 2014 was due to net draws under the senior credit facility.

Our $60,000 senior credit facility is secured by the assets and stock of ACC and its subsidiaries and matures April 30, 2015. Interest is payable quarterly at various rates from prime plus 1.50% or from LIBOR plus 2.75% depending on certain financial operating tests.

Under the existing borrowing agreements for each of our senior notes and senior credit facility, we are subject to restrictive covenants that place limitations upon payments of cash distributions, dividends, issuance of capital stock, investment transactions, incurrence of additional obligations and transactions with affiliates. Our senior credit facility contains the most restrictive covenants and limitations of this nature. In addition, under the senior credit facility, we must maintain compliance with certain financial covenants. There are no such financial maintenance covenants under the terms of our senior notes. Compliance with the financial maintenance covenants under our senior credit facility is measured at the end of each quarter, and as of March 31, 2014, we were in compliance with those financial covenants. We are also required to pay a commitment fee ranging from 0.375% to 0.500% per annum based on the amount of any unused portion of the senior credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

(Dollars in thousands)

Our senior credit facility, under which $5,000 was outstanding at March 31, 2014, has four financial maintenance covenants which are calculated based on the most recent twelve months of activity as of the end of each quarter. These financial maintenance covenants include a minimum interest coverage ratio, maximum total and senior leverage ratios and a minimum fixed charge coverage ratio. The total leverage ratio covenant is currently the most restrictive of the four financial maintenance covenants, and it also serves to limit cash advances to Perpetual. The calculation and the requirements for this ratio as of September 30, 2013 and March 31, 2014 are provided below.

	As of September 30, 2013	As of March 31, 2014
Total Leverage Ratio
Calculation:
Total debt	$455,000	$460,000
Consolidated EBITDA, as defined below	$95,962	$78,974
Total debt divided by Consolidated EBITDA	4.74	5.82

Requirements (calculation must not exceed):
Financial covenant	6.75	6.75

Cash advances to Perpetual	6.75	6.75

Consolidated EBITDA is a defined term in our senior credit facility and is calculated as required by the terms of our senior credit facility as follows:

	Calculation for the twelve months ended
	September 30, 2013	March 31, 2014
Net income	$35,862	$21,410
Provision for income taxes	18,399	12,368
Interest expense	36,905	36,932
(Gain) loss on disposal of assets	(55)	19
Depreciation and amortization	7,336	6,825
Provision for doubtful accounts	159	71
Gain on settlement of insurance policies	(3,993)	—
Other noncash charges	1,349	1,349

Consolidated EBITDA	$95,962	$78,974

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

Other Uses of Cash. We anticipate that capital expenditures for Fiscal 2014 will be at a minimal level leading up to the closing date of the purchase agreement. See “Purchase Agreement”. We expect that the source of funds for these anticipated capital expenditures will be cash provided by operations and borrowings under the senior credit facility. Capital expenditures during the six months ended March 31, 2014 totaled $132.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

At March 31, 2014, we had other financial instruments consisting primarily of long-term fixed interest rate debt. Such debt, with future principal payments of $455,000, matures May 15, 2018. At March 31, 2014, the carrying value of such debt was $455,000, the fair value was approximately $475,000 and the interest rate was 8%. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We estimate the fair value of our long-term fixed interest rate debt by using quoted market prices. We actively monitor the capital markets in analyzing our capital raising decisions.

Item 4. Controls and Procedures

The Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 15d-15(e)) as of March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLBRITTON COMMUNICATIONS COMPANY

(Registrant)

May 8, 2014	/s/ Robert L. Allbritton
Date	Name:	Robert L. Allbritton
	Title:	Chairman and Chief
Executive Officer

May 8, 2014	/s/ Stephen P. Gibson
Date	Name:	Stephen P. Gibson
	Title:	Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page No.

3.1	Certificate of Incorporation of ACC. (Incorporated by reference to Exhibit 3.1 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

3.2	Bylaws of ACC. (Incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

4.1	Indenture dated as of April 30, 2010 between ACC and U.S. Bank National Association, as trustee, relating to the 8% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.2	Credit Agreement dated as of August 23, 2005 by and among ACC, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

4.3	Amendment No. 1 to Loan Documents, dated February 5, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated February 5, 2009)	*

4.4	Amendment No. 2 to Credit Agreement, dated November 13, 2009 by and among ACC, certain of its subsidiaries, certain financial institutions, and Bank of America, N.A., as the Administrative Agent, and Deutsche Bank Securities Inc., as the Syndication Agent. (Incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-K, No. 333-02302, dated December 18, 2009)	*

4.5	Amendment No. 3 to Credit Agreement and Amendment No. 2 to Collateral Assignment dated as of April 29, 2010 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

Exhibit No.	Description of Exhibit	Page No.

4.6	Amendment No. 4 to Credit Agreement and Confirmation of Guarantee Agreement and Security Documents dated as of April 30, 2012 among ACC, its subsidiaries, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2012)	*

4.7	Security Agreement dated as of April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

4.8	Intellectual Property Security Agreement dated April 29, 2010 made by ACC and its subsidiaries to Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.1	Purchase Agreement dated April 22, 2010 by and among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives for the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated April 27, 2010)	*

10.2	Registration Rights Agreement dated as of April 30, 2010 among ACC, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated May 3, 2010)	*

10.3	Primary Television Affiliation Agreement (WSET, Incorporated) (with a schedule attached for other stations’ substantially identical affiliation agreements). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-02302, dated September 14, 2012)**	*

10.4	Tax Sharing Agreement effective as of September 30, 1991 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc., amended as of October 29, 1993. (Incorporated by reference to Exhibit 10.11 of Company’s Registration Statement on Form S-4, No. 333-02302, dated March 12, 1996)	*

10.5	Second Amendment to Tax Sharing Agreement effective as of October 1, 1995 by and among Perpetual Corporation, ACC and ALLNEWSCO, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K, No. 333-02302, dated December 22, 1998)	*

Exhibit No.	Description of Exhibit	Page No.

10.6	Pledge Agreement dated as of August 23, 2005 by and among ACC, Allbritton Group, Inc., Allfinco, Inc., and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.7	Unlimited Guaranty dated as of August 23, 2005 by each of the subsidiaries of ACC in favor of Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

10.8	Collateral Assignment of Proceeds and Security Agreement dated as of August 23, 2005 by and among certain subsidiaries of ACC and Bank of America, N.A., as Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, No. 333-02302, dated August 23, 2005)	*

14.1	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K, No. 333-02302, dated December 12, 2003)	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.1	Interactive Data File

*	Previously filed
**	Portions have been omitted pursuant to confidential treatment